Form 10-Q
period 2019-03-31
Hennessy Capital Acquisition Corp IV
filed 2019-05-15
CIK 1750153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 001-37509

HENNESSY CAPITAL ACQUISITION CORP. IV

(Exact name of registrant as specified in its charter)

Delaware	83-1476189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3485 N. Pines Way, Suite 110 Wilson, WY	83014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (307) 734-4849

Not applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	HCAC	The NASDAQ Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	HCACW	The NASDAQ Stock Market LLC
Units, each consisting of one share of Class A Common Stock and three-quarters of one Redeemable Warrant	HCACU	The NASDAQ Stock Market LLC

As of May 10, 2019, there were 30,015,000 shares of the Company’s class A common stock, and 7,503,750 of the Company’s class B common stock issued and outstanding.

HENNESSY CAPITAL ACQUISITION CORP. IV

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL ACQUISITION CORP. IV
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash	$1,826,000	$6,000
Prepaid expenses	142,000	-
Total current assets	1,968,000	6,000
Deferred offering costs	-	232,000
Cash and investments held in trust account	303,682,000	-

Total assets	$305,650,000	$238,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable to Sponsor	$-	$90,000
Accounts payable	53,000	27,000
Accrued liabilities	91,000	99,000
Accrued income and franchise taxes	117,000	-
Total current liabilities	261,000	216,000
Other liabilities:
Deferred underwriting compensation	10,179,000	-
Total liabilities	10,440,000	216,000

Common stock subject to possible redemption; 28,733,635 and -0- shares at March 31, 2019 and December 31, 2018, respectively, (at value of approximately $10.10 per share)	290,210,000	-

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 authorized shares; 1,281,365 and -0- shares, respectively, issued and outstanding (excluding 28,733,635 and -0- shares, respectively, subject to possible redemption)	-	-
Class B common stock, $0.0001 par value, 10,000,000 authorized shares 7,503,750 shares issued and outstanding	1,000	1,000
Additional paid-in-capital	4,684,000	24,000
Retained earnings (accumulated deficit)	315,000	(3,000)
Total stockholders’ equity	5,000,000	22,000

Total liabilities and stockholders’ equity	$305,650,000	$238,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. IV

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

Three Months Ended March 31, 2019

Revenues	$-
General and administrative expenses	112,000
Loss from operations	(112,000)
Other income – Interest income on Trust Account	530,000
Income before provision for income tax	418,000
Provision for income tax	100,000
Net income	$318,000

Two Class Method for Per Share Information:

Weighted average Class A common shares outstanding - basic and diluted	30,015,000
Net income per Class A common share – basic and diluted	$0.01
Weighted average Class B common shares outstanding – basic and diluted	7,503,750
Net loss per Class B common share – basic and diluted	$(0.01)

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. IV

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2019

(unaudited)

	Common Stock				Additional	Retained Earnings	Stockholders’
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Equity (Deficit)
Balances, December 31, 2018(1)	-	$-	7,503,750	$1,000	$24,000	$(3,000)	$22,000
Sponsor forfeiture of shares	-	-	(871,930)	-	-	-	-
Anchor Investor purchase of shares	-	-	871,930	-	3,000	-	3,000
Sale of Units to the public at $10.00 per Unit	30,015,000	3,000	-	-	300,147,000	-	300,150,000
Underwriters’ discount and offering expenses	-	-	-	-	(18,865,000)	-	(18,865,000)
Sale of 13,581,500 Private Placement Warrants at $1.00 per warrant	-	-	-	-	13,582,000	-	13,582,000
Change in Class A common stock subject to possible redemption	(28,733,635)	(3,000)	-	-	(290,207,000)	-	(290,210,000)
Net income	-	-	-	-	-	318,000	318,000
Balances, March 31, 2019 (unaudited)	1,281,365	$-	7,503,750	$1,000	$4,684,000	$315,000	$5,000,000

(1)	Share amounts have been retroactively restated to reflect the stock dividend of approximately 0.05 share for the Company's shares of Class B common stock on February 28, 2019 (see Note 4).

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. IV

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

For the Three Months Ended
March 31, 2019

Cash flows from operating activities:
Net income	$318,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income retained in Trust Account	(530,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(142,000)
Increase in accounts payable	5,000
Increase in accrued liabilities	91,000
Increase in accrued income and franchise taxes	117,000
Net cash used in operating activities	(141,000)

Cash flows from investing activities: Cash deposited in Trust Account	(303,152,000)

Cash flows from financing activities:
Proceeds from sale of stock to Anchor Investor	3,000
Proceeds from Note payable to Sponsor	210,000
Proceeds from sale of Public Offering Units	300,150,000
Proceeds from sale of Private Placement Warrants	13,582,000
Payment of underwriting discounts	(7,830,000)
Payment of offering costs	(702,000)
Payment of Note payable to Sponsor	(300,000)
Net cash provided by financing activities	305,113,000

Net increase in cash	1,820,000
Cash at beginning of period	6,000
Cash at end of period	$1,826,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ compensation	$10,179,000
Offering costs included in accounts payable	$48,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. IV
Notes to Condensed Financial Statements

(unaudited)

NOTE 1 – DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General:

Hennessy Capital Acquisition Corp. IV (the “Company”) was incorporated in Delaware on August 6, 2018. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At March 31, 2019, the Company had not commenced any operations. All activity for the period from August 6, 2018 (date of inception) to March 31, 2019 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Financing:

The Company’s sponsor is Hennessy Capital Partners IV LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on February 28, 2019. The Company intends to finance a Business Combination with proceeds from the $300,150,000 Public Offering (Note 3) and a $13,581,500 Private Placement (as defined in Note 4). Upon the closing of the Public Offering and the Private Placement, $303,151,500 was deposited in a trust account (the “Trust Account”).

The Trust Account:

The funds in the Trust Account may be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining funds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisition targets and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay tax obligations, if any (less up to $100,000 interest to pay dissolution expenses), none of the funds held in trust will be released until the earliest of: (a) the completion of the Initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months from the closing of the Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of the public stockholders.

During March 2019, the Company invested approximately $303,120,000 of the funds in the Trust Account in U.S. government treasury bills maturing in September 2019, leaving approximately $32,000 in cash in the Trust Account.

Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” is one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less the deferred underwriting commissions and taxes payable on interest earned) at the time of signing a definitive agreement in connection with the Company’s initial Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by the rules of the Nasdaq Capital Market. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of Class A and Class B common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account was initially $10.10 per public share, which equals the $303,151,500 held in the Trust Account divided by 30,015,000 public shares.

The Company will only have 18 months, or until September 5, 2020, from the closing date of the Public Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have waived their rights to participate in any redemption with respect to their Founder Shares (as defined in Note 4); however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within 18 months from the closing of the Public Offering.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit in the Public Offering.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2019, and the results of operations and cash flows for the period presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s final prospectus dated February 28, 2019, as well as the Company’s audited balance sheet included in the Current Report on Form 8-K filed with the SEC on March 11, 2019.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Net Income (Loss) per Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 36,092,750 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic loss per common share for the period.

The Company’s statement of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax expense and franchise tax expense, by the weighted average number of shares of Class A common stock outstanding since their original issuance. Net income (loss) per common share, basic and diluted, for shares of Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three months ended March 31, 2019:

March 31, 2019

Net income available to Class A common stockholders:
Interest income	$530,000
Less: Income and franchise taxes	(117,000)
Net income attributable to Class A common stockholders	$413,000

Net income available to Class B common stockholders:
Net income	$318,000
Less: amount attributable to Class A common stockholders	(413,000)
Net (loss) attributable to Class B common stockholders	$(95,000)

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the financial statements.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Deferred Offering Costs:

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering”. Costs incurred in connection with preparation for the Public Offering (approximately $18,865,000) including underwriters’ discount, have been charged to equity upon completion of the Public Offering.

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the balance sheet carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2019, the Company recorded income tax expense of approximately $100,000 primarily related to interest income earned on the Trust Account net of taxes. The Company’s effective tax rate for the three months ended March 31, 2019 was approximately 31% which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. At March 31, 2019 and December 31, 2018, the Company has a deferred tax asset of approximately $20,000 and $-0-, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2019 or December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2019 or December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Note 3, all of the 30,015,000 public shares sold as part of Units in the Public Offering contain a redemption feature which allows for the redemption of public shares if the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001 upon the closing of a Business Combination.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at March 31, 2019, 28,733,635 of the 30,015,000 public shares were classified outside of permanent equity.

Recent Accounting Pronouncements:

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I. Accounting for Certain Financial Instruments with Down Round Features; Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Also, entities must adjust their basic Earnings Per Share (“EPS”) calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. An entity will also recognize the effect of the trigger within equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this guidance during the three months ended March 31, 2019. The adoption of this guidance enabled the Company to record the warrants as equity instruments and is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures until a trigger event occurs. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update are not expected to have an impact on the Company.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events:

Management has evaluated subsequent events to determine if events or transactions occurring after the date of the financial statements but before the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.

NOTE 3 – PUBLIC OFFERING

On March 5, 2019, the Company completed the Public Offering for the sale of 30,015,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and three-quarters of one redeemable warrant (the “Warrants”). Each whole Warrant offered in the Public Offering is exercisable to purchase one share of Class A common stock. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. Accordingly, unless a holder purchases a multiple of four Units, the number of Warrants issuable to such holder upon separation of the Units will be rounded down to the nearest whole number of Warrants. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 18-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of a Warrant during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last reported sale price of the Company’s shares of Class A common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by them, as applicable, prior to such issuance) (the “newly issued price”), the exercise price of the Warrants and the Private Placement Warrants (as defined below) will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price.

The Company granted the underwriters a 45-day option to purchase up to 3,915,000 additional Units to cover any over-allotments, at the Public Offering price less the underwriting discounts and commissions. The underwriters exercised their over-allotment option in full and closed on the proceeds from the over-allotment option on March 5, 2019. The Warrants issued in connection with the 3,915,000 over-allotment units are identical to the public Warrants and have no net cash settlement provisions.

The Company paid an underwriting discount of 3.0% (or 0% in the case of Units sold to cover any over-allotments) of the per Unit price to the underwriters at the closing of the Public Offering ($7,830,000), with an additional fee (the “Deferred Discount”) of 3.0% (or 6.0% in the case of Units sold to cover any over-allotments) of the gross offering proceeds payable upon the consummation of the initial Business Combination ($10,179,000). The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

In connection with the Public Offering, an underwriter of the Public Offering entered into a forward purchase agreement with the Company, which provides for the purchase by that underwriter of public shares for an aggregate purchase price of $125 million through, other than as described below, open market purchases or privately negotiated transactions with one or more third parties. In lieu of purchasing an aggregate of $125 million of public shares in the open market or privately negotiated transactions, up to $75 million of such aggregate purchase price may instead be in the form of an investment in the Company’s equity securities on terms to be mutually agreed between that underwriter and the Company, to occur concurrently with the closing of Business Combination. The decision to make such an investment in other equity securities will not reduce the aggregate purchase price of the forward purchase agreement. However, that underwriter will be excused from its purchase obligation in connection with a specific Business Combination unless, within ten calendar days following written notice delivered by the Company of its intention to enter into such Business Combination, that underwriter notifies the Company that it has decided to proceed with the purchase in whole or in part. That underwriter may decide not to proceed with the purchase for any reason, including, without limitation, if it has determined that such purchase would constitute a conflict of interest.

NOTE 4 – RELATED PARTY TRANSACTIONS

Founder Shares

In September 2018, the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share. In October 2018, the Sponsor transferred 75,000 founder shares to each of the Company’s six independent directors, 300,000 shares to our Executive Vice President, Chief Financial Officer and Secretary, and 225,000 shares to our President and Chief Operating Officer. In January 2019, the Sponsor forfeited 871,930 shares of Class B common stock and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investor”) purchased 871,930 shares of Class B common stock for an aggregate purchase price of approximately $3,000, or approximately $0.003 per share. On February 28, 2019, the Company effected a stock dividend for approximately 0.05 shares for each of the Company’s shares of Class B common stock, resulting in the Company’s initial stockholders holding an aggregate of 7,503,750 Founder Shares. The financial statements have been retroactively restated to reflect the issuance of the stock dividend in all periods presented. Following the stock dividend, the Company’s officers and directors retransferred an aggregate of 48,823 Founder Shares to the Sponsor and the Anchor Investor waived its right to the stock dividend. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of the initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. The Sponsor and the Anchor Investor had agreed to forfeit up to 978,750 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The over-allotment option was exercised in full and therefore no shares were forfeited.

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or (B), subsequent to the Company’s initial Business Combination, if (x) the last reported sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (y) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

The Sponsor and the Anchor Investor purchased from the Company an aggregate of 13,581,500 warrants at a price of $1.00 per warrant (an aggregate purchase price of $13,581,500), in a private placement (the “Private Placement”) that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). Each whole Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering deposited in the Trust Account pending completion of the Company’s initial Business Combination. The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will be non-redeemable so long as they are held by the Sponsor, the Anchor Investor or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor, the Anchor Investor or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering and have no net cash settlement provisions.

In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by them, as applicable, prior to such issuance) (the “newly issued price”), the exercise price of the Private Placement Warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price.

If the Company does not complete a Business Combination, then the proceeds from the sale of the Private Placement Warrants will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants issued to the Sponsor will expire worthless.

Registration Rights

The Company’s initial stockholders and the holders of the Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement signed on the date of the prospectus for the Public Offering. These holders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the registration rights agreement.

Related Party Loans

In August 2018, the Sponsor agreed to loan the Company an aggregate of $300,000 by drawdowns of not less than $10,000 each against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note was non-interest bearing and payable on the earlier of March 31, 2019 or the completion of the Public Offering.

In September 2018, the Company drew down $90,000 from the Note in order to fund expenses of the Public Offering. In January 2019, the Company drew down an additional $75,000 from the Note in order to fund expenses of the Public Offering. On February 27, 2019, the Company drew down on the remaining $135,000 of the Note leaving a balance on the Note at that date of $300,000. On March 5, 2019, the Note was repaid in full in connection with the closing of the Public Offering.

Administrative Support Agreement and Other Matters

The Company has agreed to pay $15,000 a month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital LLC. Services commenced on the date the securities were first listed on the Nasdaq Capital Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. The financial statements for the three months ended March 31, 2019 include a charge for $15,000, for one month of such administrative support.

Also, commencing on the date the securities were first listed on the Nasdaq Capital Market, the Company has agreed to compensate its Chief Financial Officer $29,000 per month for his services prior to the consummation of the Company’s initial Business Combination, of which 60% is payable currently in cash and 40% is payable upon the completion of the Company’s initial Business Combination. The financial statements for the three months ended March 31, 2019 include an accrued liability for approximately $12,000 for the deferred portion of this compensation and the payment of approximately $17,000 for the cash portion.

Further, the Company’s President and Chief Operating Officer will be entitled to a $500,000 cash fee from the Company upon the successful completion of the Company’s initial Business Combination. No amounts have been accrued in the March 31, 2019 financial statements for this fee as the underlying event (completion of the Business Combination) that would trigger this payment is not certain.

NOTE 5 – TRUST ACCOUNT AND FAIR VALUE MEASUREMENT

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Upon the closing of the Public Offering and the Private Placement, a total of approximately $303,151,500 was deposited into the Trust Account. The proceeds in the Trust Account may be invested in either U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations.

At March 31, 2019 the proceeds of the Trust Account were invested primarily in U.S. government treasury bills maturing in September 2019 yielding interest of approximately 2.45% per year. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying March 31, 2019 condensed balance sheet and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at March 31, 2019 consisted of U.S. government treasury bills and money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Carrying value at March 31, 2019	Gross Unrealized Holding Gains	Quoted Price Prices in Active Markets (Level 1)
Assets:
Cash and money market funds	$32,000	$-	$32,000
U.S. government treasury bills	303,650,000	40,000	303,690,000
Total	$303,682,000	$40,000	$303,722,000

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company is 110,000,000 shares, including 100,000,000 shares of Class A common stock, par value, $0.0001, and 10,000,000 shares of Class B common stock, par value, $0.0001. The Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock they own. At March 31, 2019, there were 7,503,750 shares of Class B common stock issued and outstanding and 1,281,365 shares of Class A common stock issued and outstanding (excluding 28,733,635 shares subject to possible redemption).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2019, there were no shares of preferred stock issued or outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this section and elsewhere in this Form 10-Q regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

Overview

We are a blank check company incorporated on August 6, 2018 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). We intend to effectuate our Initial Business Combination using cash from the proceeds of our initial public offering that was completed in March 2019 (the “Public Offering”) and the sale of warrants in a private placement (the “Private Placement”) that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in an Initial Business Combination:

●	may significantly dilute the equity interest of our stockholders;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or incur other indebtedness to finance our Initial Business Combination, it could result in:

●	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security or other indebtedness contains covenants restricting our ability to obtain such financing while the debt security or other indebtedness is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, or limit our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and

●	other disadvantages compared to our competitors who have less debt.

At March 31, 2019, we had approximately $1,826,000 in cash outside of the Trust Account. We expect to incur significant costs in the pursuit of an Initial Business Combination and we cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

For the period from August 6, 2018 (date of inception) to March 31, 2019 our activities consisted of formation and preparation for the Public Offering and, subsequent to the Public Offering, identifying and completing a suitable Initial Business Combination. As such, we had no operations or significant operating expenses until March 2019.

Our normal operating costs include costs associated with our search for an Initial Business Combination, costs associated with our governance and public reporting, state franchise taxes of approximately $17,000 per month (see below), a charge of $15,000 per month from our Sponsor for administrative services and approximately $29,000 per month ($11,600 of which is deferred as to payment until closing of our Initial Business Combination) for compensation to our Chief Financial Officer. In addition, since our operating costs are not expected to be deductible for federal income tax purposes, we are subject to federal income taxes on the income from the Trust Account less taxes. Such federal income taxes could approximate $1.5 million per year based on the level of interest income inherent in our current U.S. treasury bill investments. However, we are permitted to withdraw interest earned from the Trust Account for the payment of taxes. We expect our costs to increase from our costs in the three months ended March 31, 2019 due to professional and consulting fees and travel associated with evaluating various Initial Business Combination candidates subsequent to our Public Offering. Further, once we identify an Initial Business Combination candidate, our costs are expected to increase significantly in connection with negotiating and executing a merger agreement and related agreements as well as additional professional, due diligence and consulting fees and travel costs that will be required in connection with an Initial Business Combination.

Our Public Offering and Private Placement closed on March 5, 2019 as more fully described in “Liquidity and Capital Resources” below. The proceeds in the Trust Account were initially invested in a money market fund that invests solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940. In March 2019, the money market fund was largely liquidated and the trust assets were invested in U.S. government treasury bills which mature in September 2019 and currently yield approximately 2.45% on a yearly basis. Interest on the Trust Account was approximately $530,000 for the three months ended March 31, 2019 consisting of interest earned since the closing of the Public Offering on March 5, 2019.

Liquidity and Capital Resources

On March 5, 2019, we consummated the Public Offering of an aggregate of 30,015,000 Units at a price of $10.00 per unit generating gross proceeds of approximately $300,150,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the Private Placement of 13,581,500 Private Placement Warrants, each exercisable to purchase one share of our Class A common stock at $11.50 per share, to the Sponsor and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investor”), at a price of $1.00 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $13,581,500.

The net proceeds from the Public Offering and Private Placement was approximately $305,056,000, net of the non-deferred portion of the underwriting commissions of $7,830,000 and offering costs and other expenses of approximately $856,000. $303,151,500 of the proceeds of the Public Offering and the Private Placement have been deposited in the Trust Account and are not available to us for operations (except amounts to pay taxes). At March 31, 2019, we had approximately $1,826,000 of cash available outside of the Trust Account, before unpaid costs of the Public Offering of approximately $48,000, to fund our activities until we consummate an Initial Business Combination.

Until the consummation of the Public Offering, the Company’s only sources of liquidity were an initial purchase of shares of our common stock for $28,000 by the Sponsor and the Anchor Investor, and a total of $300,000 loaned by the Sponsor against the issuance of an unsecured promissory note (the “Note”). The Note was non-interest bearing and was paid in full on March 5, 2019 in connection with the closing of the Public Offering.

The Company believes that it has sufficient working capital at March 31, 2019 to fund its operations for more than the next twelve months.

The Company has only until September 5, 2020 to complete an Initial Business Combination. If the Company does not complete an Initial Business Combination by September 5, 2020, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share price equal to a pro rata portion of the Trust Account, including interest, but less taxes payable (and less up to $100,000 of interest to pay dissolution expenses) and (iii) as promptly as reasonably possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have waived their redemption rights with respect to their founder shares; however, if the initial stockholders or any of their affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete an Initial Business Combination within the required time period.

In the event of such liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per unit in the Public Offering.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

At March 31, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Support Agreement with Hennessy Capital LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital LLC $15,000 per month for office space, utilities and secretarial and administrative support.

In addition, commencing on March 1, 2019 (the date the Company’s securities were first listed on the Nasdaq Capital Market), the Company has agreed to compensate its Chief Financial Officer $29,000 per month prior to the consummation of the Initial Business Combination, of which 60% is payable in cash currently and 40% in cash upon the successful completion of the Initial Business Combination. Approximately $12,000 has been included in accrued liabilities for the deferred compensation of the Chief Financial Officer at March 31, 2019. Further, the Company has entered into an agreement with its President and Chief Operating Officer to pay him a success fee of $500,000 in cash upon the closing of an Initial Business Combination.

Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying or accruing these monthly fees.

In connection with identifying an Initial Business Combination candidate, the Company expects to enter into engagement letters or agreements with various consultants, advisors, professionals and others in connection with an Initial Business Combination. The services under these engagement letters and agreements are likely to be material in amount and in some instances include contingent or success fees. Contingent or success fees (but not deferred underwriting compensation) would be charged to operations in the quarter that an Initial Business Combination is consummated. In most instances (except with respect to our independent registered public accounting firm), these engagement letters and agreements are expected to specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Net Income Per Share:

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement (see Note 4 to the condensed financial statements) to purchase an aggregate of 36,092,750 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic loss per common share for the period.

The Company’s statement of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax expense and franchise tax expense, by the weighted average number of shares of Class A common stock outstanding since their original issuance. Net income (loss) per common share, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three months ended March 31, 2019:

March 31, 2019

Net income available to Class A common stockholders:
Interest income	$530,000
Less: Income and franchise taxes	(117,000)
Net income available to Class A common stockholders	$413,000

Net income available to Class B common stockholders:
Net income	$318,000
Less: amount attributable to Class A common stockholders	(413,000)
Net (loss) available to Class B common stockholders	$(95,000)

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed financial statements.

Public Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A- “Expenses of Offering”. Public Offering costs of approximately $18,865,000 consist of underwriters’ discounts of approximately $18,009,000 (including approximately $10,719,000 of which payment is deferred) and approximately $856,000 of professional, printing, filing, regulatory and other costs associated with the Public Offering were charged to additional paid in capital upon completion of the Public Offering in March 2019.

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the balance sheet carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2019, the Company recorded income tax expense of approximately $100,000 primarily related to interest income earned on the Trust Account net of taxes. The Company’s effective tax rate for the three months ended March 31, 2019 was approximately 31% which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. At March 31, 2019 and December 31, 2018, the Company has a deferred tax asset of approximately $20,000 and $-0-, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2019 or December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2019 or December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock

All of the 30,015,000 public shares sold as part of a Unit in the Public Offering contain a redemption feature which allows for the redemption of public shares under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with Financial Accounting Standards Board (“FASB”) ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001 upon the closing of a Business Combination.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at March 31, 2019, 28,733,635 of the 30,015,000 public shares were classified outside of permanent equity.

Recent Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I. Accounting for Certain Financial Instruments with Down Round Features; Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Also, entities must adjust their basic Earnings Per Share (“EPS”) calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. An entity will also recognize the effect of the trigger within equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this guidance during the three months ended March 31, 2019. The adoption of this guidance enabled the Company to record the warrants as equity instruments and is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures until a trigger event occurs. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update are not expected to have an impact on the Company.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on August 6, 2018 for the purpose of effecting an Initial Business Combination. As of March 31, 2019, we had not commenced any operations or generated any revenues. All activity through March 31, 2019 relates to our formation and our Public Offering and subsequent to the Public Offering identifying and completing a suitable Initial Business Combination. $303,151,500 of the net proceeds of the Public Offering and the Private Placement that closed on March 5, 2019 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. In March 2019, the money market fund was largely liquidated and the trust assets were invested in U.S. government treasury bills which mature in September 2019 and currently yield approximately 2.45% on a yearly basis. At March 31, 2019, there was approximately $303,682,000 in the Trust Account.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Prospectus filed with the SEC on March 4, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Placement

On March 5, 2019, we consummated a private placement of an aggregate 13,581,500 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total proceeds of approximately $13,581,500. The Private Placement Warrants, which were purchased by our sponsor Hennessy Capital Partners IV, LLC and by our Anchor investor, are substantially similar to the warrants included in the units issued in our Public Offering (the “Public Warrants”), except that if held by the original holder or their permitted assigns, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) are subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of our initial business combination. If the Private Placement Warrants are held by holders other than its initial holders, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants. The sale of the Private Placement Warrants was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

Use of Proceeds from the Initial Public Offering

On March 5, 2019, we consummated our Public Offering of 30,015,000 units, with each unit consisting of one share of Class A common stock and three-quarters of one warrant. Each whole warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per whole share. The warrants will become exercisable on the later of (i) 30 days after the completion of the initial business combination and (ii) 12 months from the closing of the Public Offering. The warrants expire five years after the completion of the initial business combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice if, and only if, the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period.  The Units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of approximately $300,150,000.  Nomura Securities International, Inc.and Stifel Nicolaus & Company acted as joint book-runner managers for the Public Offering.   The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-229608). The SEC declared the registration statement effective on February 28, 2019.

We paid a total of approximately $7,830,000 in underwriting discounts and commissions and approximately $856,000 for other costs and expenses related to the Public Offering.  In addition, the underwriters for the Public Offering agreed to defer payment of approximately $10,179,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated. We also repaid the promissory note to our Sponsor from the proceeds of the Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $10,179,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our Business Combination, if consummated) and the offering expenses, the total net proceeds from our Public Offering and the private placement of the Private Placement Warrants was approximately $305,056,000 of which approximately $303,151,500 (or $10.10 per unit sold in the Public Offering) was placed in the Trust Account.  As of March 31, 2019, approximately $1.8 million was held outside the Trust Account and will be used to fund (a) the unpaid offering costs aggregating approximately $48,000 and (b) the Company’s operating expenses.  The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. See also the Current Reports on Forms 8-K filed by the Company on March 6, 2019 and March 11, 2019.

In connection with the closing of the Public Offering a stock dividend of 316,250 shares was made to the holders of 7,187,500 shares of Class B common stock (increasing the total number of shares of Class B common stocks outstanding to 7,503,750) so that the initial stockholders of the Company would collectively own 20.0% of the issued and outstanding shares of common stock of the Company after the Public Offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
1.1**	Underwriting Agreement, dated February 28, 2019, by and among the Company and Nomura Securities International, Inc., and Stifel Nicholas & Company, Incorporated
3.1**	Amended and Restated Certificate of Incorporation
4.1**	Warrant Agreement, dated February 28, 2019, between Continental Stock Transfer& Trust Company and the Company
10.1**	Investment Management Trust Account Agreement, dated March 5, 2019, between Continental Stock Transfer & Trust Company and the Company
10.2**	Registration Rights Agreement, dated February 28, 2019, among the Company and certain security holders
10.3**	Letter Agreement, dated March 5, 2019, by and between the Company and certain security holders
10.4**	Administrative Support Agreement, dated February 28, 2019, by and between the Company and Hennessy Capital LLC
10.5**	Private Placement Warrants Purchase Agreement, dated February 28, 2019, by and between the Company and the Sponsor
10.6**	Forward Purchase Agreement dated February 28, 2019, by and between the Company and Nomura Securities International, Inc.
10.7***	Form of Subscription Agreement by and between the Company, Hennessy Capital Partners IV, LLC and the anchor investor
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith
**	Incorporated by reference to the Current Report on Form 8-K filed by the Company on March 6, 2019.
***	Incorporated by reference to the Registration Statement on Form S-1 filed by the Company on February 11, 2019.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL ACQUISITION CORP. IV

Dated: May 15, 2019	/s/ Daniel J. Hennessy
Name: Daniel J. Hennessy Title: Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2019	/s/ Nicholas A. Petruska
Name: Nicholas A. Petruska Title: Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)