Form 10-Q
period 2019-06-30
Hennessy Capital Acquisition Corp IV
filed 2019-08-05
CIK 1750153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019, there were 30,015,000 shares of the Company’s class A common stock, and 7,503,750 of its class B common stock issued and outstanding.

HENNESSY CAPITAL ACQUISITION CORP. IV

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL ACQUISITION CORP. IV

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018.
	(unaudited)
ASSETS
Current assets:
Cash	$1,521,000	$6,000
Prepaid expenses	108,000	-
Total current assets	1,629,000	6,000
Deferred offering costs	-	232,000
Cash and investments held in trust account	305,017,000	-

Total assets	$306,646,000	$238,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable to Sponsor	$-	$90,000
Accounts payable	26,000	27,000
Accrued liabilities	44,000	99,000
Deferred compensation	46,000	-
Accrued income and franchise taxes	27,000	-
Total current liabilities	143,000	216,000
Other liabilities:
Deferred underwriting compensation	10,179,000	-
Total liabilities	10,322,000	216,000

Commitments and contingencies

Common stock subject to possible redemption; 28,843,967 and -0- shares at June 30, 2019 and December 31, 2018, respectively, (at value of approximately $10.10 per share)	291,324,000	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Class A common stock, $0.0001 par value; 100,000,000 authorized shares; 1,171,033 and -0- shares, respectively, issued and outstanding (excluding 28,843,967 and -0- shares, respectively, at June 30, 2019 and December 31, 2018, subject to possible redemption)	-	-
Class B common stock, $0.0001 par value, 10,000,000 authorized shares 7,503,750 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,000	1,000
Additional paid-in-capital	3,569,000	24,000
Retained earnings (accumulated deficit)	1,430,000	(3,000)
Total stockholders’ equity	5,000,000	22,000

Total liabilities and stockholders’ equity	$306,646,000	$238,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Revenues	$-	$-
General and administrative expenses	360,000	472,000
Loss from operations	(360,000)	(472,000)
Other income – Interest income on Trust Account	1,855,000	2,385,000
Income before provision for income tax	1,495,000	1,913,000
Provision for income tax	380,000	480,000
Net income	$1,115,000	$1,433,000
Two Class Method for Per Share Information:
Weighted average Class A common shares outstanding - basic and diluted	30,015,000	30,015,000
Net income per Class A common share – basic and diluted	$0.05	$0.06
Weighted average Class B common shares outstanding – basic and diluted	7,503,750	7,503,750
Net loss per Class B common share – basic and diluted	$(0.04)	$(0.05)

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. IV

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2019

(unaudited)

	Common Stock
	Class A Shares	Amount	Class B Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Stockholders’ Equity (Deficit)
Balances, December 31, 2018, as restated (Note 4)	-	$-	7,503,750	$1,000	$24,000	$(3,000)	$22,000
Sponsor forfeiture of shares	-	-	(871,930)	-	-	-	-
Anchor Investor purchase of shares	-	-	871,930	-	3,000	-	3,000
Sale of Units to the public at $10.00 per Unit	30,015,000	3,000	-	-	300,147,000	-	300,150,000
Underwriters’ discount and offering expenses	-	-	-	-	(18,865,000)	-	(18,865,000)
Sale of 13,581,500 Private Placement Warrants at $1.00 per warrant	-	-	-	-	13,582,000	-	13,582,000
Change in Class A common stock subject to possible redemption	(28,733,635)	(3,000)	-	-	(290,207,000)	-	(290,210,000)
Net income	-	-	-	-	-	318,000	318,000
Balances, March 31, 2019 (unaudited)	1,281,365	-	7,503,750	1,000	4,684,000	315,000	5,000,000

Change in Class A common stock subject to possible redemption	(110,332)	-	-	-	(1,115,000)	-	(1,115,000)
Net income	-	-	-	-	-	1,115,000	1,115,000
Balances, June 30, 2019 (unaudited)	1,171,033	$-	7,503,750	$1,000	$3,569,000	$1,430,000	$5,000,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. IV

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

For the Six
Months Ended
June 30, 2019

Cash flows from operating activities:
Net income	$1,433,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income retained in Trust Account	(2,385,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(108,000)
Increase in accounts payable	21,000
Increase in accrued liabilities	44,000
Increase in deferred compensation	46,000
Increase in accrued income and franchise taxes	27,000
Net cash used in operating activities	(922,000)

Cash flows from investing activities:
Cash deposited in Trust Account	(303,152,000)
Cash withdrawn from Trust Account for taxes	520,000
Net cash used in investing activities	(302,632,000)

Cash flows from financing activities:
Proceeds from sale of stock to Anchor Investor	3,000
Proceeds from Note payable to Sponsor	210,000
Proceeds from sale of Units to the public	300,150,000
Proceeds from sale of Private Placement Warrants	13,582,000
Payment of underwriting discounts	(7,830,000)
Payment of offering costs	(746,000)
Payment of Note payable to Sponsor	(300,000)
Net cash provided by financing activities	305,069,000

Net increase in cash	1,515,000
Cash at beginning of period	6,000
Cash at end of period	$1,521,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ compensation	$10,179,000

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

At June 30, 2019, the Company had not commenced any operations. All activity for the period from August 6, 2018 (date of inception) to June 30, 2019 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. All dollar amounts are rounded to the nearest thousand dollars.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2019, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's final prospectus dated February 28, 2019, as well as the Company's audited balance sheet included in the Current Report on Form 8-K filed with the SEC on March 11, 2019.

Emerging Growth Company:

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

Net Income (Loss) per Share:

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

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax expense and franchise tax expense, by the weighted average number of shares of Class A common stock outstanding since their original issuance. Net income (loss) per common share, basic and diluted, for shares of Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three and six months ended June 30, 2019:

	Three months	Six months
	ended	ended
	June 30, 2019	June 30, 2019
Net income available to Class A common stockholders:
Interest income	$1,855,000	$2,385,000
Less: Income and franchise taxes	(430,000)	(546,000)
Net income attributable to Class A common stockholders	$1,425,000	$1,839,000

Net income available to Class B common stockholders:
Net income	$1,115,000	$1,433,000
Less: amount attributable to Class A common stockholders	(1,425,000)	(1,839,000)
Net (loss) attributable to Class B common stockholders	$(310,000)	$(406,000)

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2019, the Company recorded income tax expense of approximately $100,000 and $380,000, respectively, primarily related to interest income earned on the Trust Account net of taxes. The Company’s effective tax rates for the three and six months ended June 30, 2019 were approximately 25% and 25% which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. At June 30, 2019 and December 31, 2018, the Company has a deferred tax asset of approximately $100,000 and $-0-, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2019 or December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2019 or December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

 The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at June 30, 2019, 28,843,967 of the 30,015,000 public shares were classified outside of permanent equity.

Recent Accounting Pronouncements:

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I. Accounting for Certain Financial Instruments with Down Round Features; Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Also, entities must adjust their basic Earnings Per Share (“EPS”) calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. An entity will also recognize the effect of the trigger within equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this guidance during the six months ended June 30, 2019. The adoption of this guidance enabled the Company to record the warrants as equity instruments and is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures until a trigger event occurs. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update are not expected to have an impact on the Company.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Founder Shares

In September 2018, the Sponsor purchased 7,187,500 shares of Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.003 per share. In October 2018, the Company’s Sponsor transferred 75,000 founder shares to each of their six independent directors, 300,000 shares to our Executive Vice President, Chief Financial Officer and Secretary, and 225,000 shares to our President and Chief Operating Officer. In January 2019, the Sponsor forfeited 871,930 shares of Class B common stock and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investor”) purchased 871,930 shares of Class B common stock for an aggregate purchase price of approximately $3,000, or approximately $0.003 per share. On February 28, 2019, the Company effected a stock dividend for approximately 0.05 shares for each of the Company’s shares of Class B common stock, resulting in the Company’s initial stockholders holding an aggregate of 7,503,750 Founder Shares. The financial statements have been retroactively restated to reflect the issuance of the stock dividend in all periods presented. Following the stock dividend, the Company’s officers and directors retransferred an aggregate of 48,823 Founder Shares to the Sponsor and the Anchor Investor waived its right to the stock dividend. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering except that the Founder Shares automatically convert into shares of Class A common stock at the time of the initial Business Combination and are subject to certain transfer restrictions, as described in more detail below. The Sponsor and the Anchor Investor had agreed to forfeit up to 978,750 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The over-allotment option was exercised in full and therefore no shares were forfeited.

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

Related Party Loans

In August 2018, the Sponsor agreed to loan the Company an aggregate of $300,000 by drawdowns of not less than $10,000 each against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note was non-interest bearing and payable on the earlier of June 30, 2019 or the completion of the Public Offering.

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

Administrative Support Agreement and Other Matters

The Company has agreed to pay $15,000 a month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital LLC. Services commenced on the date the securities were first listed on the Nasdaq Capital Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. The financial statements for the three and six months ended June 30, 2019 include a charge for $45,000 and $60,000, respectively, for such administrative support.

Also, commencing on the date the securities were first listed on the Nasdaq Capital Market, the Company has agreed to compensate its Chief Financial Officer $29,000 per month for his services prior to the consummation of the Company’s initial Business Combination, of which 60% is payable currently in cash and 40% is payable upon the completion of the Company’s initial Business Combination. The financial statements at June 30, 2019 include an accrued liability for approximately $46,000 for the deferred portion of this compensation. Approximately $52,000 and $70,000, respectively, was charged to operations for the three and six months ended June 30, 2019.

Further, the Company’s President and Chief Operating Officer will be entitled to a $500,000 cash fee from the Company upon the successful completion of the Company’s initial Business Combination. No amounts have been accrued in the June 30, 2019 financial statements for this fee as the underlying event (completion of the Business Combination) that would trigger this payment is not certain.

NOTE 5 - TRUST ACCOUNT AND FAIR VALUE MEASUREMENT

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

At June 30, 2019 the proceeds of the Trust Account were invested primarily in U.S. government treasury bills maturing in September 2019 yielding interest of approximately 2.45% per year. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying June 30, 2019 condensed balance sheet and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at June 30, 2019 consisted of U.S. government treasury bills and money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

			Quoted Price
			Prices in
	Carrying value at	Gross Unrealized	Active Markets
Description	June 30, 2019	Holding Gains	(Level 1)
Assets:
Cash and money market funds	$29,000	$-	$29,000
U.S. government treasury bills	304,988,000	166,000	305,154,000
Total	$305,017,000	$166,000	$305,183,000

In June 2019, the Company withdrew approximately $520,000 from the Trust Account to pay estimated 2019 income and franchise taxes.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company is 110,000,000 shares, including 100,000,000 shares of Class A common stock, par value, $0.0001, and 10,000,000 shares of Class B common stock, par value, $0.0001. The Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock they own. At June 30, 2019, there were 7,503,750 shares of Class B common stock issued and outstanding and 1,171,033 shares of Class A common stock issued and outstanding (excluding 28,843,967 shares subject to possible redemption).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2019, there were no shares of preferred stock issued or outstanding.

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

The issuance of additional shares of our stock in an Initial Business Combination:

●	may significantly dilute the equity interest of our stockholders;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or incur other indebtedness to finance our Initial Business Combination, it could result in:

●	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security or other indebtedness contains covenants restricting our ability to obtain such financing while the debt security or other indebtedness is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, or limit our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes; and

●	other disadvantages compared to our competitors who have less debt.

At June 30, 2019, we had approximately $1,521,000 in cash outside of the Trust Account. We expect to incur significant costs in the pursuit of an Initial Business Combination and we cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

For the period from August 6, 2018 (date of inception) to June 30, 2019 our activities consisted of formation and preparation for the Public Offering and, subsequent to the Public Offering, identifying and completing a suitable Initial Business Combination. As such, we had no operations or significant operating expenses until March 2019.

Our normal operating costs include costs associated with our search for an Initial Business Combination (see below), costs associated with our governance and public reporting (see below), state franchise taxes of approximately $17,000 per month (see below), a charge of $15,000 per month from our Sponsor for administrative services and approximately $29,000 per month ($11,600 of which is deferred as to payment until closing of our Initial Business Combination) for compensation to our Chief Financial Officer. Our costs have increased in the three and six months ended June 30, 2019 due to professional and consulting fees and travel associated with evaluating various Initial Business Combination candidates, as well as the costs of our public reporting and other costs, subsequent to the Public Offering. Travel costs associated with investigating potential Initial Business Combination candidates were approximately $93,000 and $98,000, respectively, for the three and six months ended June 30, 2019. Once we identify an Initial Business Combination candidate, our costs are expected to increase significantly in connection with negotiating and executing a merger agreement and related agreements as well as additional professional, due diligence and consulting fees and travel costs that will be required in connection with an Initial Business Combination. Costs associated with our governance and public reporting increased since the Public Offering and were approximately $86,000 and $128,000, respectively, for the three and six months ended June 30, 2019. In addition, since our operating costs are not expected to be deductible for federal income tax purposes, we are subject to federal income taxes on the income from the Trust Account less taxes. Such federal income taxes could approximate $1.5 million per year based on the level of interest income earned on our current U.S. treasury bill investments. However, we are permitted to withdraw interest earned from the Trust Account for the payment of taxes.

The Public Offering and Private Placement closed on March 5, 2019 as more fully described in “Liquidity and Capital Resources” below. At that time, the proceeds in the Trust Account were initially invested in a money market fund that invests solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940. In March 2019, the money market fund was largely liquidated and the trust assets were invested in U.S. government treasury bills which mature in September 2019 and currently yield approximately 2.45% on a yearly basis (before considering any changes in interest rates that may be in effect when these U.S. government treasury bills mature in September 2019). Interest earned on the Trust Account was approximately $1,855,000 and $2,385,000, respectively, for the three and six months ended June 30, 2019.

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

The net proceeds from the Public Offering and Private Placement was approximately $305,056,000, net of the non-deferred portion of the underwriting commissions of $7,830,000 and offering costs and other expenses of approximately $856,000. $303,151,500 of the proceeds of the Public Offering and the Private Placement have been deposited in the Trust Account and are not available to us for operations (except amounts to pay taxes). At June 30, 2019, we had approximately $1,521,000 of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination.

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

The Company believes that it has sufficient working capital at June 30, 2019 to fund its operations for more than the next twelve months.

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

Contractual obligations

At June 30, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Support Agreement with Hennessy Capital LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital LLC $15,000 per month for office space, utilities and secretarial and administrative support.

In addition, commencing on March 1, 2019 (the date the Company’s securities were first listed on the Nasdaq Capital Market), the Company has agreed to compensate its Chief Financial Officer $29,000 per month prior to the consummation of the Initial Business Combination, of which 60% is payable in cash currently and 40% in cash upon the successful completion of the Initial Business Combination. Approximately $46,000 has been included in accrued liabilities for the deferred compensation of the Chief Financial Officer at June 30, 2019. Further, the Company has agreed to pay its President and Chief Operating Officer a success fee of $500,000 in cash upon the closing of an Initial Business Combination.

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

Net Income Per Share

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

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax expense and franchise tax expense, by the weighted average number of shares of Class A common stock outstanding since their original issuance. Net income (loss) per common share, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three and six months ended June 30, 2019:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Net income available to Class A common stockholders:
Interest income	$1,855,000	$2,385,000
Less: Income and franchise taxes	(430,000)	(546,000)
Net income attributable to Class A common stockholders	$1,425,000	$1,839,000

Net income available to Class B common stockholders:
Net income	$1,115,000	$1,433,000
Less: amount attributable to Class A common stockholders	(1,425,000)	(1,839,000)
Net (loss) attributable to Class B common stockholders	$(310,000)	$(406,000)

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed financial statements.

Public Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A- “Expenses of Offering”. Public Offering costs of approximately $18,865,000 consist of underwriters’ discounts of approximately $18,009,000 (including approximately $10,179,000 of which payment is deferred) and approximately $856,000 of professional, printing, filing, regulatory and other costs associated with the Public Offering were charged to additional paid in capital upon completion of the Public Offering in March 2019.

Income Taxes

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2019, the Company recorded income tax expense of approximately $100,000 and $380,000, respectively, primarily related to interest income earned on the Trust Account net of taxes. The Company’s effective tax rates for the three and six months ended June 30, 2019 were approximately 25% and 25%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. At June 30, 2019 and December 31, 2018, the Company has a deferred tax asset of approximately $100,000 and $-0-, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2019 or December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2019 or December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at June 30, 2019, 28,843,967 of the 30,015,000 public shares were classified outside of permanent equity.

Recent Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I. Accounting for Certain Financial Instruments with Down Round Features; Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Also, entities must adjust their basic Earnings Per Share (“EPS”) calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. An entity will also recognize the effect of the trigger within equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this guidance during the six months ended June 30, 2019. The adoption of this guidance enabled the Company to record the warrants as equity instruments and is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures until a trigger event occurs. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update are not expected to have an impact on the Company.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on August 6, 2018 for the purpose of effecting an Initial Business Combination. As of June 30, 2019, we had not commenced any operations or generated any revenues. All activity through June 30, 2019 relates to our formation and our Public Offering and subsequent to the Public Offering identifying and completing a suitable Initial Business Combination. $303,151,500 of the net proceeds of the Public Offering and the Private Placement that closed on March 5, 2019 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. In March 2019, the money market fund was largely liquidated and the trust assets were invested in U.S. government treasury bills which mature in September 2019 and currently yield approximately 2.45% on a yearly basis. At June 30, 2019, there was approximately $305,017,000 in the Trust Account.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

HENNESSY CAPITAL ACQUISITION CORP. IV

Dated: August 5, 2019	/s/ Daniel J. Hennessy
Name: Daniel J. Hennessy Title: Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2019	/s/ Nicholas A. Petruska
Name: Nicholas A. Petruska Title: Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)