Form 10-Q
period 2019-09-30
Hennessy Capital Acquisition Corp IV
filed 2019-11-08
CIK 1750153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 8, 2019, there were 30,015,000 shares of the Company’s class A common stock, and 7,503,750 of the Company’s class B common stock issued and outstanding.

HENNESSY CAPITAL ACQUISITION CORP. IV

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2019 (unaudited) and for the period from August 6, 2018 (date of inception) to September 30, 2018 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019 (unaudited) and for the period from August 6, 2018 (date of inception) to September 30, 2018 (unaudited)	3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2019 (unaudited) and for the period from August 6, 2018 (date of inception) to September 30, 2018 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL ACQUISITION CORP. IV

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash	$1,303,000	$6,000
Prepaid expenses	64,000	-
Total current assets	1,367,000	6,000
Deferred offering costs	-	232,000
Cash and investments held in trust account	306,394,000	-

Total assets	$307,761,000	$238,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable to Sponsor	$-	$90,000
Accounts payable	13,000	27,000
Accrued liabilities	2,039,000	99,000
Deferred compensation	81,000	-
Accrued income and franchise taxes	65,000	-
Total current liabilities	2,198,000	216,000
Other liabilities:
Deferred underwriting compensation	10,179,000	-
Total liabilities	12,377,000	216,000

Commitments and contingencies

Common stock subject to possible redemption; 28,750,818 and -0- shares at September 30, 2019 and December 31, 2018, respectively, (at value of approximately $10.10 per share)	290,384,000	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at September 30, 2019 and December 31, 2018, respectively	-	-
Class A common stock, $0.0001 par value; 100,000,000 authorized shares; 1,264,182 and -0- shares, respectively, issued and outstanding (excluding 28,750,818 and -0- shares, respectively, at September 30, 2019 and December 31, 2018, subject to possible redemption)	-	-
Class B common stock, $0.0001 par value, 10,000,000 authorized shares; 7,503,750 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,000	1,000
Additional paid-in-capital	4,510,000	24,000
Retained earnings (accumulated deficit)	489,000	(3,000)
Total stockholders’ equity	5,000,000	22,000

Total liabilities and stockholders’ equity	$307,761,000	$238,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	For the Period August 6, 2018 (date of inception) to September 30, 2018

Revenues	$-	$-	$-
General and administrative expenses	2,330,000	2,803,000	2,000
Loss from operations	(2,330,000)	(2,803,000)	(2,000)
Other income – Interest income on Trust Account	1,744,000	4,130,000	-
Income (loss) before provision for income tax	(586,000)	1,327,000	(2,000)
Provision for income tax	355,000	835,000	-
Net income (loss)	$(941,000)	$492,000	$(2,000)

Two Class Method for Per Share Information:
Weighted average Class A common shares outstanding - basic and diluted	30,015,000	30,015,000	-
Net income per Class A common share – basic and diluted	$0.04	$0.11	$-
Weighted average Class B common shares outstanding – basic and diluted	7,503,750	7,503,750	7,503,750
Net loss per Class B common share – basic and diluted	$(0.30)	$(0.36)	$(0.00)

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2019 and

for the period from August 6, 2018 (date of inception) to September 30, 2018

(unaudited)

Three and nine months ended September 30, 2019:

	Common Stock				Additional	Retained Earnings
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Stockholders’ Equity

Three months ended September 30, 2019:

Balances, June 30, 2019 (unaudited)	1,171,033	-	7,503,750	$1,000	$3,569,000	$1,430,000	$5,000,000
Change in Class A common stock subject to possible redemption	93,149	-	-	-	941,000	-	941,000
Net (loss), three months ended September 30, 2019	-	-	-	-	-	(941,000)	(941,000)
Balances, September 30, 2019 (unaudited)	1,264,182	$-	7,503,750	$1,000	$4,510,000	$489,000	$5,000,000

Nine Months ended September 30, 2019:

Balances, December 31, 2018, as restated (Note 4)	-	$-	7,503,750	$1,000	$24,000	$(3,000)	$22,000
Sponsor forfeiture of shares	-	-	(871,930)	-	-	-	-
Anchor Investor purchase of shares	-	-	871,930	-	3,000	-	3,000
Sale of Units to the public at $10.00 per Unit	30,015,000	3,000	-	-	300,147,000	-	300,150,000
Underwriters’ discount and offering expenses	-	-	-	-	(18,865,000)	-	(18,865,000)
Sale of 13,581,500 Private Placement Warrants at $1.00 per warrant	-	-	-	-	13,582,000	-	13,582,000
Change in Class A common stock subject to possible redemption	(28,750,818)	(3,000)	-	-	(290,381,000)	-	(290,384,000)
Net income, nine months ended September 30, 2019	-	-	-	-	-	492,000	492,000
Balances, September 30, 2019 (unaudited)	1,264,182	$-	7,503,750	$1,000	$4,510,000	$489,000	$5,000,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2019 and

for the period from August 6, 2018 (date of inception) to September 30, 2018

(unaudited)

For the period from August 6, 2018 (date of inception) to September 30, 2018:

	Common Stock				Additional	Retained Earnings
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Stockholders’ Equity

Sale of Class B common stock to Sponsor at approximately $0.003 per share (as restated, Note 4)	-	$-	7,503,750	$1,000	$24,000	$-	$25,000
Net loss, August 6, 2018 (date of Inception to September 30, 2018)	-	-	-	-	-	(3,000)	(3,000)

Balances, September 30, 2018 (unaudited)	-	$-	7,503,750	$1,000	$24,000	$(3,000)	$22,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30, 2019	For the period From August 6, (date of inception) to September 30, 2018

Cash flows from operating activities:
Net income (loss)	$492,000	$(2,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income retained in Trust Account	(4,130,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(64,000)
Increase in accounts payable	13,000
Increase in accrued liabilities	2,036,000	2,000
Increase in deferred compensation	81,000
Increase in accrued income and franchise taxes	65,000	-
Net cash used in operating activities	(1,507,000)	-

Cash flows from investing activities:
Cash deposited in Trust Account	(303,152,000)	-
Cash withdrawn from Trust Account for taxes	887,000	-
Net cash used in investing activities	(302,265,000)	-

Cash flows from financing activities:
Proceeds from sale of stock to Sponsor	-	25,000
Proceeds from sale of stock to Anchor Investor	3,000	-
Proceeds from Note payable to Sponsor	210,000	-
Proceeds from sale of Units to the public	300,150,000	-
Proceeds from sale of Private Placement Warrants	13,582,000	-
Payment of underwriting discounts	(7,830,000)	-
Payment of offering costs	(746,000)	-
Payment of Note payable to Sponsor	(300,000)	-
Net cash provided by financing activities	305,069,000	25,000

Net increase in cash	1,297,000	25,000
Cash at beginning of period	6,000	-
Cash at end of period	$1,303,000	$25,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ compensation	$10,179,000

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

At September 30, 2019, the Company had not commenced any operations. All activity for the period from August 6, 2018 (date of inception) to September 30, 2019 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. All dollar amounts are rounded to the nearest thousand dollars.

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

At September 30, 2019, the Company has invested approximately $306,379,000 of the funds in the Trust Account in U.S. government treasury bills maturing in December 2019, leaving approximately $15,000 in cash in the Trust Account.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account was initially $10.10 per public share, which equals the $303,151,500 deposited in the Trust Account divided by 30,015,000 public shares.

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

Mandatory Liquidation and Going Concern

The Company only has 18 months from the closing date of the Public Offering (until September 5, 2020) to complete its initial Business Combination. If the Company does not complete its initial Business Combination by September 5, 2020, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (and less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have waived their rights to participate in any redemption with respect to their Founder Shares; however, if such initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account for such shares upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 5, 2020.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2019, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

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

Net Income (Loss) per Share:

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 36,092,750 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic loss per common share for the period. Because there is no longer uncertainty of forfeiture of 937,500 shares of Class B common stock in connection with the Public Offering, the weighted average number of shares outstanding used to compute net loss per share for the period from August 6, 2018 (date of inception) to September 30, 2019 has been retroactively restated to eliminate the reduction for shares subject to forfeiture. Also see Note 4 regarding the restatement of outstanding Founder Shares for a stock dividend in February 2019.

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax expense and franchise tax expense, by the weighted average number of shares of Class A common stock outstanding since their original issuance. Net income (loss) per common share, basic and diluted, for shares of Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three and nine months ended September 30, 2019:

	Three months	Nine months
	ended	ended
	September 30, 2019	September 30, 2019
Net income available to Class A common stockholders:
Interest income	$1,744,000	$4,130,000
Less: Income and franchise taxes	(405,000)	(952,000)
Net income attributable to Class A common stockholders	$1,339,000	$3,178,000
Net income available to Class B common stockholders:
Net income (loss)	$(941,000)	$492,000
Less: amount attributable to Class A common stockholders	(1,339,000)	(3,178,000)
Net (loss) attributable to Class B common stockholders	$(2,280,000)	$(2,686,000)

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2019, the Company recorded income tax expense of approximately $355,000 and $835,000, respectively, primarily related to interest income earned on the Trust Account net of taxes. The Company’s effective tax rate for the three months ended September 30, 2019 cannot be calculated due to the pre-tax loss from operations. The Company’s effective tax rate for the nine months ended September 30, 2019 was 63% which differs from the expected income tax rate due to the start-up costs (discussed above and including Business Combination costs) which are not currently deductible. At September 30, 2019 and December 31, 2018, the Company has a deferred tax asset of approximately $575,000 and $-0-, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2019 or December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2019 or December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Note 3, all of the 30,015,000 public shares sold as part of Units in the Public Offering in 2019 contain a redemption feature which allows for the redemption of public shares if the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001 upon the closing of a Business Combination.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at September 30, 2019, 28,750,818 of the 30,015,000 public shares were classified outside of permanent equity.

Recent Accounting Pronouncements:

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I. Accounting for Certain Financial Instruments with Down Round Features; Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Also, entities must adjust their basic Earnings Per Share (“EPS”) calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. An entity will also recognize the effect of the trigger within equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this guidance during the nine months ended September 30, 2019. The adoption of this guidance enabled the Company to record the warrants as equity instruments and is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures until a trigger event occurs. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update are not expected to have an impact on the Company.

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

Administrative Support Agreement and Other Matters

The Company has agreed to pay $15,000 a month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital LLC. Services commenced on the date the securities were first listed on the Nasdaq Capital Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. The financial statements for the three and nine months ended September 30, 2019 include a charge for $45,000 and $135,000, respectively, for such administrative support.

Also, commencing on the date the securities were first listed on the Nasdaq Capital Market, the Company has agreed to compensate its Chief Financial Officer $29,000 per month for his services prior to the consummation of the Company’s initial Business Combination, of which 60% is payable currently in cash and 40% is payable upon the completion of the Company’s initial Business Combination. The financial statements at September 30, 2019 include an accrued liability for approximately $81,000 for the deferred portion of this compensation. Approximately $87,000 and $203,000, respectively, was charged to operations for the three and nine months ended September 30, 2019 for the aggregate of cash and deferred compensation.

Further, the Company’s President and Chief Operating Officer will be entitled to a $500,000 cash fee from the Company upon the successful completion of the Company’s initial Business Combination. No amounts have been accrued in the September 30, 2019 financial statements for this fee as the underlying event (completion of the Business Combination) that would trigger this payment is not certain.

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

At September 30, 2019 the proceeds of the Trust Account were invested primarily in U.S. government treasury bills that matured in September 2019 yielded interest of approximately 2.45% per year. Upon maturity, the proceeds were invested in U.S. government treasury bills maturing in December 2019 and yielding interest of approximately 1.77% per year. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying September 30, 2019 condensed balance sheet and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at September 30, 2019 consisted of U.S. government treasury bills and money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Carrying value at September 30, 2019	Gross Unrealized Holding Gains	Quoted Price Prices in Active Markets (Level 1)
Assets:
Cash and money market funds	$15,000	$-	$15,000
U.S. government treasury bills	306,379,000	64,000	306,443,000
Total	$306,394,000	$64,000	$305,183,000

In June and September 2019, the Company withdrew an aggregate of approximately $887,000 from the Trust Account to pay estimated 2019 income and franchise taxes.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company is 110,000,000 shares, including 100,000,000 shares of Class A common stock, par value, $0.0001, and 10,000,000 shares of Class B common stock, par value, $0.0001. The Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock they own. At September 30, 2019, there were 7,503,750 shares of Class B common stock issued and outstanding and 1,264,182 shares of Class A common stock issued and outstanding (excluding 28,750,818 shares subject to possible redemption).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2019, there were no shares of preferred stock issued or outstanding.

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

At September 30, 2019, we had approximately $1,303,000 in cash outside of the Trust Account. We expect to incur significant costs in the pursuit of an Initial Business Combination and we cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

For the period from August 6, 2018 (date of inception) to September 30, 2019 our activities consisted of formation and preparation for the Public Offering and, subsequent to the Public Offering, identifying and completing a suitable Initial Business Combination. As such, we had no operations or significant operating expenses until March 2019.

Our normal operating costs since March 5, 2019 include costs associated with our search for an Initial Business Combination (see below), costs associated with our governance and public reporting (see below), state franchise taxes of approximately $17,000 per month (see below), a charge of $15,000 per month from our Sponsor for administrative services and approximately $29,000 per month ($11,600 of which is deferred as to payment until closing of our Initial Business Combination) for compensation to our Chief Financial Officer. Our costs have increased in the three and nine months ended September 30, 2019 due to professional and consulting fees and travel associated with evaluating various Initial Business Combination candidates, as well as the costs of our public reporting and other costs, subsequent to the Public Offering. Travel costs associated with investigating potential Initial Business Combination candidates were approximately $65,000 and $163,000, respectively, for the three and nine months ended September 30, 2019. As we identify Initial Business Combination candidates, our costs are expected to increase significantly in connection with negotiating and executing a merger agreement and related agreements as well as additional professional, due diligence and consulting fees and travel costs that will be required in connection with an Initial Business Combination. Costs associated with professional, due diligence and consulting fees related were approximately $1,990,000 for the three and nine months ended September 30, 2019. Costs associated with our governance and public reporting have increased since the Public Offering and were approximately $85,000 and $212,000, respectively, for the three and nine months ended September 30, 2019. In addition, since our operating costs are not expected to be deductible for federal income tax purposes, we are subject to federal income taxes on the income from the Trust Account less taxes. Such federal income taxes could approximate $1.5 million per year based on the level of interest income earned on our current U.S. treasury bill investments. However, we are permitted to withdraw interest earned from the Trust Account for the payment of taxes.

The Public Offering and Private Placement closed on March 5, 2019 as more fully described in “Liquidity and Capital Resources” below. At that time, the proceeds in the Trust Account were initially invested in a money market fund that invests solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940. In March 2019, the money market fund was largely liquidated and the trust assets were invested in U.S. government treasury bills which matured in September 2019 and yielded approximately 2.45% per year. In September 2019, the proceeds were invested in U.S. government treasury bills which mature in December 2019 and yield approximately 1.77%. Interest earned on the Trust Account was approximately $1,744,000 and $4,130,000, respectively, for the three and nine months ended September 30, 2019.

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

The net proceeds from the Public Offering and Private Placement was approximately $305,056,000, net of the non-deferred portion of the underwriting commissions of $7,830,000 and offering costs and other expenses of approximately $856,000. $303,151,500 of the proceeds of the Public Offering and the Private Placement have been deposited in the Trust Account and are not available to us for operations (except amounts to pay taxes). At September 30, 2019, we had approximately $1,303,000 of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination.

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

The Company believes that it has sufficient working capital at September 30, 2019 to fund its operations until September 5, 2020, the date by which it must complete an Initial Business Combination.

The Company has only until September 5, 2020 to complete an Initial Business Combination. If the Company does not complete an Initial Business Combination by September 5, 2020, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a pro rata portion of the Trust Account, including interest, but less taxes payable (and less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as reasonably possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have waived their redemption rights with respect to their founder shares; however, if the initial stockholders or any of the Company’s officers, directors or their affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete an Initial Business Combination within the required time period.

This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 5, 2020.

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

Contractual obligations

At September 30, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Support Agreement with Hennessy Capital LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital LLC $15,000 per month for office space, utilities and secretarial and administrative support.

In addition, commencing on March 1, 2019 (the date the Company’s securities were first listed on the Nasdaq Capital Market), the Company has agreed to compensate its Chief Financial Officer $29,000 per month prior to the consummation of the Initial Business Combination, of which 60% is payable in cash currently and 40% in cash upon the successful completion of the Initial Business Combination. Approximately $81,000 has been included in accrued liabilities for the deferred compensation of the Chief Financial Officer at September 30, 2019. Further, the Company has agreed to pay its President and Chief Operating Officer a success fee of $500,000 in cash upon the closing of an Initial Business Combination.

Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying or accruing these monthly fees.

In connection with identifying an Initial Business Combination candidate and negotiating an Initial Business Combination, the Company has entered into and expects to enter into additional engagement letters or agreements with various consultants, advisors, professionals and others in connection with an Initial Business Combination. The services under these engagement letters and agreements are material in amount and in some instances include contingent or success fees. Contingent or success fees (but not deferred underwriting compensation) would be charged to operations in the quarter that an Initial Business Combination is consummated. In most instances (except with respect to our independent registered public accounting firm), these engagement letters and agreements are expected to specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account.

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

Net Income (loss) Per Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement (see Note 4 to the condensed financial statements) to purchase an aggregate of 36,092,750 Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic loss per common share for the period. Because there is no longer uncertainty of forfeiture of 937,500 shares of Class B common stock in connection with the Public Offering, weighted average shares outstanding used to compute net loss per share for period from August 6, 2018 (date of inception) to September 30, 2019 has been retroactively restated to eliminate the reduction for shares subject to forfeiture. Also see Note 4 to the accompanying condensed financial statements regarding restatement of outstanding founder shares for a stock dividend in February 2019.

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax expense and franchise tax expense, by the weighted average number of shares of Class A common stock outstanding since their original issuance. Net income (loss) per common share, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three and nine months ended September 30, 2019:

	Three months	Nine months
	ended	ended
	September 30, 2019	September 30, 2019
Net income available to Class A common stockholders:
Interest income	$1,744,000	$4,130,000
Less: Income and franchise taxes	(405,000)	(952,000)
Net income attributable to Class A common stockholders	$1,339,000	$3,178,000
Net income available to Class B common stockholders:
Net income (loss)	$(941,000)	$492,000
Less: amount attributable to Class A common stockholders	(1,339,000)	(3,178,000)
Net (loss) attributable to Class B common stockholders	$(2,280,000)	$(2,686,000)

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2019, the Company recorded income tax expense of approximately $355,000 and $835,000, respectively, primarily related to interest income earned on the Trust Account net of taxes. The Company’s effective tax rate for the three months ended September 30, 2019 cannot be calculated due to the pre-tax operating loss. The Company’s effective tax rate for the nine months ended September 30, 2019 was approximately 63%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. At September 30, 2019 and December 31, 2018, the Company has a deferred tax asset of approximately $575,000 and $-0-, respectively, primarily related to start-up costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2019 or December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2019 or December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at September 30, 2019, 28,750,818 of the 30,015,000 public shares were classified outside of permanent equity.

Recent Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I. Accounting for Certain Financial Instruments with Down Round Features; Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Also, entities must adjust their basic Earnings Per Share (“EPS”) calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. An entity will also recognize the effect of the trigger within equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this guidance during the nine months ended September 30, 2019. The adoption of this guidance enabled the Company to record the warrants as equity instruments and is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures until a trigger event occurs. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update are not expected to have an impact on the Company.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on August 6, 2018 for the purpose of effecting an Initial Business Combination. As of September 30, 2019, we had not commenced any operations or generated any revenues. All activity through September 30, 2019 relates to our formation and our Public Offering and subsequent to the Public Offering identifying and completing a suitable Initial Business Combination. $303,151,500 of the net proceeds of the Public Offering and the Private Placement that closed on March 5, 2019 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. In March 2019, the money market fund was largely liquidated and the trust assets were invested in U.S. government treasury bills which mature in September 2019 and yielded approximately 2.45% per year. The proceeds were invested in U.S. government treasury bills that mature in December 2019 and yield approximately 1.77% per year. At September 30, 2019, there was approximately $306,394,000 in the Trust Account.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
1101.SCH	XBRL Taxonomy Extension Schema Document
1101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
1101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
1101.LAB	XBRL Taxonomy Extension Label Linkbase Document
1101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL ACQUISITION CORP. IV

Dated: November 8, 2019	/s/ Daniel J. Hennessy
Name: Daniel J. Hennessy Title: Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2019	/s/ Nicholas A. Petruska
Name: Nicholas A. Petruska Title: Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)