Form 10-Q
period 2020-03-31
Hennessy Capital Acquisition Corp IV
filed 2020-05-06
CIK 1750153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 6, 2020, there were 30,015,000 shares of the Company’s Class A common stock and 7,503,750 shares of the Company’s Class B common stock issued and outstanding.

HENNESSY CAPITAL ACQUISITION CORP. IV

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL ACQUISITION CORP. IV

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash	$801,000	$1,124,000
Prepaid expenses	106,000	50,000
Total current assets	907,000	1,174,000
Cash and investments held in trust account	309,160,000	307,338,000

Total assets	$310,067,000	$308,512,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,000	$46,000
Accrued liabilities	2,169,000	2,119,000
Deferred compensation	151,000	116,000
Accrued income and franchise taxes	395,000	-
Total current liabilities	2,768,000	2,281,000
Other liabilities:
Deferred underwriting compensation	10,179,000	10,179,000
Total liabilities	12,947,000	12,460,000

Commitments and contingencies

Common stock subject to possible redemption; 28,922,833 and 28,817,019 shares at March 31, 2020 and December 31, 2019, respectively, (at value of approximately $10.10 per share)	292,120,000	291,052,000

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Class A common stock, $0.0001 par value; 100,000,000 authorized shares; 1,092,167 and 1,197,981 shares, respectively, issued and outstanding at March 31, 2020 and December 31, 2019 (excluding 28,922,833 and 28,817,019 shares, respectively, subject to possible redemption)	-	-
Class B common stock, $0.0001 par value, 10,000,000 authorized shares; 7,503,750 shares issued and outstanding at March 31, 2020 and December 31, 2019	1,000	1,000
Additional paid-in-capital	2,773,000	3,842,000
Retained earnings	2,226,000	1,157,000
Total stockholders’ equity	5,000,000	5,000,000

Total liabilities and stockholders’ equity	$310,067,000	$308,512,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2020	2019

Revenues	$-	$-
General and administrative expenses	381,000	112,000
Loss from operations	(381,000)	(112,000)
Other income – Interest income on Trust Account	1,822,000	530,000
Income before provision for income tax	1,441,000	418,000
Provision for income tax	372,000	100,000
Net income	$1,069,000	$318,000

Two Class Method for Per Share Information:
Weighted average Class A common shares outstanding - basic and diluted	30,015,000	30,015,000
Net income per Class A common share – basic and diluted	$0.05	$0.01
Weighted average Class B common shares outstanding – basic and diluted	7,503,750	7,503,750
Net loss per Class B common share – basic and diluted	$(0.04)	$(0.01)

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2020 and 2019

(unaudited)

	Common Stock				Additional	Retained Earnings/
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Stockholders’ Equity

Three months ended March 31, 2020:
Balances, December 31, 2019	1,197,981	-	7,503,750	$1,000	$3,842,000	$1,157,000	$5,000,000
Change in Class A common stock subject to possible redemption	(105,814)	-	-	-	(1,069,000)	-	(1,069,000)
Net income, three months ended March 31, 2020	-	-	-	-	-	1,069,000	1,069,000
Balances, March 31, 2020 (unaudited)	1,092,167	$-	7,503,750	$1,000	$2,773,000	$2,226,000	$5,000,000

Three months ended March 31, 2019:
Balances, December 31, 2018	-	$-	7,503,750	$1,000	$24,000	$(3,000)	$22,000
Sponsor forfeiture of shares	-	-	(871,930)	-	-	-	-
Anchor Investor purchase of shares	-	-	871,930	-	3,000	-	3,000
Sale of Units to the public at $10.00 per Unit	30,015,000	3,000	-	-	300,147,000	-	300,150,000
Underwriters’ discount and offering expenses	-	-	-	-	(18,865,000)	-	(18,865,000)
Sale of 13,581,500 Private Placement Warrants at $1.00 per warrant	-	-	-	-	13,582,000	-	13,582,000
Change in Class A common stock subject to possible redemption	(28,733,635)	(3,000)	-	-	(290,207,000)	-	(290,210,000)
Net income, three months ended March 31, 2019	-	-	-	-	-	318,000	318,000
Balances, March 31, 2019 (unaudited)	1,281,365	$-	7,503,750	$1,000	$4,684,000	$315,000	$5,000,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2020	2019

Cash flows from operating activities:
Net income	$1,069,000	$318,000
Adjustments to reconcile net income to net cash used in operating activities:
Interest income retained in Trust Account	(1,822,000)	(530,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(56,000)	(142,000)
Increase in accounts payable	7,000	5,000
Increase in accrued liabilities	50,000	91,000
Increase in deferred compensation	35,000	-
Increase in accrued income and franchise taxes and rounding	394,000	117,000
Net cash used in operating activities	(323,000)	(141,000)

Cash flows from investing activities:
Cash deposited in Trust Account	-	(303,152,000)
Cash withdrawn from Trust Account for taxes	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of stock to Anchor Investor	-	3,000
Proceeds from Note payable to Sponsor	-	210,000
Proceeds from sale of Units to the public	-	300,150,000
Proceeds from sale of Private Placement Warrants	-	13,582,000
Payment of underwriting discounts	-	(7,830,000)
Payment of offering costs	-	(702,000)
Payment of Note payable to Sponsor	-	(300,000)
Net cash provided by financing activities	-	305,113,000

Net increase (decrease) in cash	(323,000)	1,820,000
Cash at beginning of period	1,124,000	6,000
Cash at end of period	$801,000	$1,826,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ compensation	$-	$10,179,000
Offering costs included in accounts payable	$-	$48,000

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

At March 31, 2020, the Company had not commenced any operations. All activity for the period from August 6, 2018 (date of inception) to March 31, 2020 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Financing:

The Company’s sponsor is Hennessy Capital Partners IV LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on February 28, 2019. The Company intends to finance a Business Combination with proceeds from the $300,150,000 Public Offering (Note 3) and the $13,581,500 Private Placement (as defined in Note 4). Upon the closing of the Public Offering and the Private Placement, $303,151,500 was deposited in a trust account (the “Trust Account”).

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

At March 31, 2020, approximately $309,160,000 of the funds in the Trust Account have been invested in a money market fund meeting the conditions described above.

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

Although the Company had negative working capital of approximately $1,861,000 and 1,107,000, respectively, at March 31, 2020 and December 31, 2019, the Company’s largest creditors, representing approximately $2,135,000 and $2,075,000, respectively, of liabilities at March 31, 2020 and December 31, 2019, are professionals, consultants and advisors who continue to be owed money by the Company but are expected to continue assisting the Company with completing a Business Combination.  Furthermore, approximately $395,000 of taxes payable included in the negative working capital relate to interest income retained in the Trust Account and such taxes are permitted to be paid with interest earned on and withdrawn from the Trust Account. As such, the Company believes, but cannot assure, that its approximately $801,000 of cash at March 31, 2020 represents sufficient liquidity to fund the Company’s operations until September 5, 2020, the date by which the Company must complete an initial Business Combination.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2020, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s final prospectus dated February 28, 2019, as well as the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2020.

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

The Company’s condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for shares of Class A common stock is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax expense and franchise tax expense, by the weighted average number of shares of Class A common stock outstanding since their original issuance. Net income (loss) per common share, basic and diluted, for shares of Class B common stock is calculated by dividing net income (loss) less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Net income available to Class A common stockholders:
Interest income	$1,822,000	$530,000
Less: Income and franchise taxes	(422,000)	(117,000)
Net income attributable to Class A common stockholders	$1,400,000	$413,000

Net income available to Class B common stockholders:
Net income	$1,069,000	$318,000
Less: amount attributable to Class A common stockholders	(1,400,000)	(413,000)
Net loss attributable to Class B common stockholders	$(331,000)	$(95,000)

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2020 and 2019, the Company recorded income tax expense of approximately $372,000 and $100,000, respectively, primarily related to interest income earned on the Trust Account, net of taxes. The Company’s effective tax rate for the three months ended March 31, 2020 and 2019 was approximately 26% and 24%, respectively, and differs from the expected income tax rate due to the start-up costs (discussed above and including Business Combination costs) which are not currently deductible. At March 31, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $720,000 and $640,000, respectively, primarily related to start-up and Business Combination costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020 or December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2020 or December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at March 31, 2020 and December 31, 2019, 28,922,833 and 28,817,019, respectively, of the 30,015,000 public shares were classified outside of permanent equity.

Accounting for Potential Warrant Adjustments:

The Company accounts for potential adjustments of warrant exercise prices due to possible down round financings in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I. Accounting for Certain Financial Instruments with Down Round Features; Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Also, entities must adjust their basic Earnings Per Share (“EPS”) calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The Company would also recognize the effect of the trigger within equity. The guidance became effective for fiscal years beginning after December 15, 2018. The adoption of this guidance enables the Company to record the warrants as equity instruments and is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures until a trigger event occurs.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

In September 2018, the Company drew down $90,000 from the Note in order to fund expenses of the Public Offering. During January and February 2019, the Company drew down on the remaining $210,000. On March 5, 2019, the $300,000 principal amount of the Note was repaid in full in connection with the closing of the Public Offering.

Administrative Support Agreement and Other Matters

The Company has agreed to pay $15,000 a month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital LLC. Services commenced on the date the securities were first listed on the Nasdaq Capital Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. The financial statements for the three months ended March 31, 2020 and 2019 include a charge for $45,000 and $15,000, respectively, for such administrative support. There were no amounts outstanding under this agreement at March 31, 2020 or December 31, 2019.

Also, commencing on the date the securities were first listed on the Nasdaq Capital Market, the Company has agreed to compensate its Chief Financial Officer $29,000 per month for his services prior to the consummation of the Company’s initial Business Combination, of which 60% is payable currently in cash and 40% is payable upon the completion of the Company’s initial Business Combination. The financial statements at March 31, 2020 and December 31, 2019 include an accrued liability for approximately $151,000 and $116,000, respectively, for the deferred portion of this compensation. Approximately $87,000 and $29,000, respectively, was charged to operations for the three months ended March 31, 2020 and 2019 for the aggregate of cash and deferred compensation.

Further, the Company’s President and Chief Operating Officer will be entitled to a $500,000 cash fee from the Company upon the successful completion of the Company’s initial Business Combination. No amounts have been accrued in the March 31, 2020 financial statements for this fee as the underlying event (completion of the Business Combination) that would trigger this payment is not certain.

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

At December 31, 2019, the proceeds in the Trust Account were invested in U.S. government treasury bills yielding approximately 1.5% with a maturity date in June 2020. In March 2020, as a result of market conditions, the Company sold such U.S. government treasury bills and invested the proceeds in a money market fund meeting the conditions described above. At March 31, 2020, the Trust Account remains invested in such money market fund. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying December 31, 2019 condensed balance sheet and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at March 31, 2020 and December 31, 2019 consisted of U.S. government treasury bills and money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description	Carrying value at March 31, 2020	Gross Unrealized Holding Gains	Quoted Price Prices in Active Markets (Level 1)
Assets:
Cash and money market fund	$309,160,000	$-	$309,160,000

Description	Carrying value at December 31, 2019	Gross Unrealized Holding Gains	Quoted Price Prices in Active Markets (Level 1)
Assets:
Cash and money market funds	$11,000	$-	$11,000
U.S. government treasury bills	307,327,000	6,000	307,333,000
Total	$307,338,000	$6,000	$307,344,000

Subsequent to March 31, 2020, in April 2020, the Company withdrew approximately $437,000 from the Trust Account to pay estimated 2020 income and franchise taxes.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company is 110,000,000 shares, including 100,000,000 shares of Class A common stock, par value, $0.0001, and 10,000,000 shares of Class B common stock, par value, $0.0001. The Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock they own. At both March 31, 2020 and December 31, 2019, there were 7,503,750 shares of Class B common stock issued and outstanding. At March 31, 2020 and December 31, 2019, there were 1,092,167 and 1,197,981 shares, respectively, of Class A common stock issued and outstanding (excluding 28,922,833 and 28,817,019 shares, respectively, subject to possible redemption).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Business Combination Costs

In connection with identifying an initial Business Combination candidate and negotiating an initial Business Combination, the Company has entered into and expects to enter into additional engagement letters or agreements with various consultants, advisors, professionals and others. The services under these engagement letters and agreements are material in amount and in some instances include contingent or success fees. Contingent or success fees (but not deferred underwriting compensation) would be charged to operations in the quarter that an initial Business Combination is consummated. In most instances (except with respect to our independent registered public accounting firm), these engagement letters and agreements are expected to specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account.

Risks and Uncertainties – COVID-19

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Overview

We are a blank check company incorporated on August 6, 2018 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Initial Business Combination”). We intend to effectuate our Initial Business Combination using cash from the proceeds of our initial public offering that was completed in March 2019 (the “Public Offering”) and the sale of warrants in a private placement (the “Private Placement”) that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

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

At March 31, 2020, we had approximately $801,000 in cash outside of the Trust Account. We expect to incur significant costs in the pursuit of an Initial Business Combination and we cannot assure you that our plans to complete an Initial Business Combination will be successful.

Recent Developments – COVID-19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” COVID-19 has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. The business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Results of Operations

For the period from August 6, 2018 (date of inception) to March 31, 2020 our activities consisted of formation and preparation for the Public Offering and, subsequent to completion of the Public Offering on March 5, 2019, identifying and completing a suitable Initial Business Combination. As such, in 2019 we had no operations or significant operating expenses until after the completion of the Public Offering in March 2019.

Our normal operating costs since March 5, 2019 include costs associated with our search for an Initial Business Combination (see below), costs associated with our governance and public reporting (see below), state franchise taxes of approximately $17,000 per month (see below), a charge of $15,000 per month from our Sponsor for administrative services and approximately $29,000 per month ($11,600 of which is deferred as to payment until closing of our Initial Business Combination) for compensation to our Chief Financial Officer. Our costs in the three months ended March 31, 2020 also include professional and consulting fees and travel associated with evaluating various Initial Business Combination candidates, as well as the costs of our public reporting and other costs, subsequent to the Public Offering. Travel costs associated with investigating potential Initial Business Combination candidates were approximately $55,000 and $5,000, respectively, for the three months ended March 31, 2020 and 2019. As we identify Initial Business Combination candidates, our costs are expected to increase significantly in connection with negotiating and executing a definitive agreement and related agreements as well as additional professional, due diligence and consulting fees and travel costs that will be required in connection with an Initial Business Combination. Costs associated with professional, due diligence and consulting fees related were approximately $60,000 and $-0-, respectively, for the three months ended March 31, 2020 and 2019. Costs associated with our governance and public reporting have increased since the Public Offering and were approximately $83,000 and $45,000, respectively, for the three months ended March 31, 2020 and 2019. In addition, since our operating costs are not expected to be deductible for federal income tax purposes, we are subject to federal income taxes on the interest income earned from the Trust Account less taxes. Such federal income taxes were approximately $372,000 and $100,000, respectively, for the three months ended March 31, 2020 and 2019. However, we are permitted to withdraw interest earned from the Trust Account for the payment of taxes and we withdrew approximately $437,000 of interest income from the Trust Account subsequent to March 31, 2020 in April 2020.

The Public Offering and the Private Placement closed on March 5, 2019 as more fully described in “Liquidity and Capital Resources” below. At that time, the proceeds in the Trust Account were initially invested in a money market fund that invested solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940. In March 2019, the money market fund was largely liquidated and the trust assets were invested in U.S. government treasury bills which matured in September 2019 and yielded approximately 2.45% per year. In September 2019, the proceeds were invested in U.S. government treasury bills which matured in December 2019 and yielded approximately 1.77% per year. In December 2019, we reinvested the trust assets into U.S. government treasury bills, which yielded approximately 1.5%, that mature in June 2020. As a result of market conditions, in March 2020 we sold the U.S. government treasury bills and invested the trust assets in a money market fund that invests in U.S. Government Treasury securities. Interest earned on the Trust Account was approximately $1,822,000 and $530,000, respectively, for the three months ended March 31, 2020 and 2019. However, as a result of market conditions occurring in connection with the Covid-19 pandemic, our expectations are that interest income on the funds in our Trust Account will be significantly less than that experienced in the three months ended March 31, 2020 when interest rates for most of that period were significantly higher than current interest rates.

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

The net proceeds from the Public Offering and Private Placement was approximately $305,056,000, net of the non-deferred portion of the underwriting commissions of $7,830,000 and offering costs and other expenses of approximately $856,000. $303,151,500 of the proceeds of the Public Offering and the Private Placement have been deposited in the Trust Account and are not available to us for operations (except amounts to pay taxes). At March 31, 2020 and December 31, 2019, we had approximately $801,000 and $1,124,000, respectively, of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination.

Until the consummation of the Public Offering, the Company’s only sources of liquidity were an initial purchase of shares of our Class B common stock for $28,000 by the Sponsor and the Anchor Investor, and a total of $300,000 loaned by the Sponsor against the issuance of an unsecured promissory note (the “Note”). The Note was non-interest bearing and was paid in full on March 5, 2019 in connection with the closing of the Public Offering.

Although the Company had negative working capital of approximately $1,861,000 and 1,107,000, respectively, at March 31, 2020 and December 31, 2019, the Company’s largest creditors, representing approximately $2,135,000 and $2,075,000, respectively, of liabilities at March 31, 2020 and December 31, 2019, are professionals, consultants and advisors who continue to be owed money by the Company but are expected to continue assisting the Company with completing a Business Combination. Furthermore, approximately $395,000 of taxes payable included in the negative working capital relate to interest income retained in the Trust Account and such taxes are permitted to be paid with interest earned on and withdrawn from the Trust Account. As such, the Company believes, but cannot provide any assurance, that the approximately $801,000 of cash at March 31, 2020 represents sufficient liquidity to fund the Company’s operations until September 5, 2020, the date by which the Company must complete an initial Business Combination.

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

Contractual obligations

At March 31, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Support Agreement with Hennessy Capital LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital LLC $15,000 per month for office space, utilities and secretarial and administrative support.

In addition, commencing on March 1, 2019 (the date the Company’s securities were first listed on the Nasdaq Capital Market), the Company has agreed to compensate its Chief Financial Officer $29,000 per month prior to the consummation of the Initial Business Combination, of which 60% is payable in cash currently and 40% in cash upon the successful completion of the Initial Business Combination. Approximately $151,000 and $116,000, respectively, has been included in accrued liabilities for the deferred compensation of the Chief Financial Officer at March 31, 2020 and December 31, 2019. Further, the Company has agreed to pay its President and Chief Operating Officer a success fee of $500,000 in cash upon the closing of an Initial Business Combination.

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

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for shares of Class A common stock is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax expense and franchise tax expense, by the weighted average number of shares of Class A common stock outstanding since their original issuance. Net income (loss) per common share, basic and diluted, for Class B common stock is calculated by dividing net income (loss) less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Net income available to Class A common stockholders:
Interest income	$1,822,000	$530,000
Less: Income and franchise taxes	(422,000)	(117,000)
Net income attributable to Class A common stockholders	$1,400,000	$413,000

Net income available to Class B common stockholders:
Net income loss	$1,069,000	$318,000
Less: amount attributable to Class A common stockholders	(1,400,000)	(413,000)
Net loss attributable to Class B common stockholders	$(331,000)	$(95,000)

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed balance sheet carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2020 and 2019, the Company recorded income tax expense of approximately $372,000 and $100,000, respectively, primarily related to interest income earned on the Trust Account, net of taxes. The Company’s effective tax rate for the three months ended March 31, 2020 and 2019 was approximately 27% and 24%, respectively, and differs from the expected income tax rate due to the start-up costs (discussed above and including Business Combination costs) which are not currently deductible. At March 31, 2020 and December 31, 2019, the Company has a deferred tax asset of approximately $720,000 and $640,000, respectively, primarily related to start-up and Business Combination costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020 or December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2020 or December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at March 31, 2020 and December 31, 2019, 28,922,833 and 28,817,019, respectively, of the 30,015,000 public shares were classified outside of permanent equity.

Accounting for Potential Warrant Adjustments:

The Company accounts for potential adjustments of warrant exercise prices due to possible down round financings in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I. Accounting for Certain Financial Instruments with Down Round Features; Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Also, entities must adjust their basic Earnings Per Share (“EPS”) calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The Company would also recognize the effect of the trigger within equity. The guidance became effective for fiscal years beginning after December 15, 2018. The adoption of this guidance enables the Company to record the warrants as equity instruments and is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures until a trigger event occurs.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on August 6, 2018 for the purpose of effecting an Initial Business Combination. As of March 31, 2020, we had not commenced any operations or generated any revenues. All activity through March 31, 2020 relates to our formation and our Public Offering and subsequent to the Public Offering identifying and completing a suitable Initial Business Combination. $303,151,500 of the net proceeds of the Public Offering and the Private Placement that closed on March 5, 2019 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. In March 2019, the money market fund was largely liquidated and the trust assets were invested in U.S. government treasury bills which mature in September 2019 and yielded approximately 2.45% per year. The proceeds were invested in U.S. government treasury bills that mature in December 2019 and yield approximately 1.77% per year. At December 31, 2019, the proceeds in the Trust Account were invested in U.S. government treasury bills yielding approximately 1.5% with a maturity date in June 2020. In March 2020, as a result of market conditions, the Company sold such U.S. government treasury bills and invested the proceeds in a money market fund meeting the conditions described above. At March 31, 2020, the Trust Account remains invested in such money market fund. At March 31, 2020, there was approximately $309,160,000 in the Trust Account.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, except as set forth below, there have been no material changes to the risk factors disclosed in our Prospectus filed with the SEC on March 4, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” COVID-19 has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. The business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

HENNESSY CAPITAL ACQUISITION CORP. IV

Dated: May 6, 2020	/s/ Daniel J. Hennessy
Name: Daniel J. Hennessy
Title: Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2020	/s/ Nicholas A. Petruska
Name: Nicholas A. Petruska
Title: Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)