Form 10-Q
period 2020-06-30
Hennessy Capital Acquisition Corp IV
filed 2020-08-07
CIK 1750153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, there were 30,015,000 shares of the Company’s Class A common stock and 7,503,750 shares of the Company’s Class B common stock issued and outstanding.

HENNESSY CAPITAL ACQUISITION CORP. IV

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL ACQUISITION CORP. IV

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash	$613,000	$1,124,000
Prepaid expenses	51,000	50,000
Total current assets	664,000	1,174,000
Cash and investments held in trust account	308,800,000	307,338,000

Total assets	$309,464,000	$308,512,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,000	$46,000
Accrued liabilities	2,355,000	2,119,000
Deferred compensation	186,000	116,000
Accrued income and franchise taxes	14,000	-
Total current liabilities	2,565,000	2,281,000
Other liabilities:
Deferred underwriting compensation	10,179,000	10,179,000
Total liabilities	12,744,000	12,460,000

Commitments and contingencies

Common stock subject to possible redemption; 28,883,186 and 28,817,019 shares at June 30, 2020 and December 31, 2019, respectively, (at value of approximately $10.10 per share)	291,720,000	291,052,000

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at June 30, 2020 and December 31, 2019	-	-
Class A common stock, $0.0001 par value; 100,000,000 authorized shares; 1,131,814 and 1,197,981 shares, respectively, issued and outstanding at June 30, 2020 and December 31, 2019 (excluding 28,883,186 and 28,817,019 shares, respectively, subject to possible redemption)	-	-
Class B common stock, $0.0001 par value, 10,000,000 authorized shares; 7,503,750 shares issued and outstanding at June 30, 2020 and December 31, 2019	1,000	1,000
Additional paid-in-capital	3,173,000	3,842,000
Retained earnings	1,826,000	1,157,000
Total stockholders’ equity	5,000,000	5,000,000

Total liabilities and stockholders’ equity	$309,464,000	$308,512,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$-
General and administrative expenses	471,000	360,000	852,000	472,000
Loss from operations	(471,000)	(360,000)	(852,000)	(472,000)
Other income – interest income on Trust Account	77,000	1,855,000	1,899,000	2,385,000
Income before provision for income tax	394,000	1,495,000	1,047,000	1,913,000
Provision for income tax	6,000	380,000	378,000	480,000
Net (loss) income	$(400,000)	$1,115,000	$669,000	$1,433,000

Two Class Method for Per Share Information:

Weighted average Class A common shares outstanding - basic and diluted	30,015,000	30,015,000	30,015,000	30,015,000
Net income per Class A common share – basic and diluted	$0.00	$0.05	$0.10	$0.06
Weighted average Class B common shares outstanding – basic and diluted	7,503,750	7,503,750	7,503,750	7,503,750
Net loss per Class B common share – basic and diluted	$(0.06)	$(0.04)	$(0.10)	$(0.05)

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2020 and 2019

(unaudited)

	Common Stock				Additional	Retained Earnings/
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Stockholders’ Equity

Three and six months ended June 30, 2020 (unaudited):
Balances, December 31, 2019	1,197,981	-	7,503,750	$1,000	$3,842,000	$1,157,000	$5,000,000
Change in Class A common stock subject to possible redemption	(105,814)	-	-	-	(1,069,000)	-	(1,069,000)
Net income, three months ended March 31, 2020	-	-	-	-	-	1,069,000	1,069,000
Balances, March 31, 2020 (unaudited)	1,092,167	-	7,503,750	1,000	2,773,000	2,226,000	5,000,000

Change in Class A common stock subject to possible redemption	39,647	-	-	-	400,000	-	400,000
Net income (loss), three months ended June 30, 2020	-	-	-	-	-	(400,000)	(400,000)

Balances, June 30, 2020 (unaudited)	1,131,814	$-	7,503,750	$1,000	$3,173,000	$1,826,000	$5,000,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended June 30, 2020 and 2019

(unaudited)

	Common Stock				Additional	Retained Earnings/
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Stockholders’ Equity

Three and six months ended June 30, 2019 (unaudited):

Balances, December 31, 2018	-	$-	7,503,750	$1,000	$24,000	$(3,000)	$22,000
Sponsor forfeiture of shares	-	-	(871,930)	-	-	-	-
Anchor Investor purchase of shares	-	-	871,930	-	3,000	-	3,000
Sale of Units to the public at $10.00 per Unit	30,015,000	3,000	-	-	300,147,000	-	300,150,000
Underwriters’ discount and offering expenses	-	-	-	-	(18,865,000)	-	(18,865,000)
Sale of 13,581,500 Private Placement Warrants at $1.00 per warrant	-	-	-	-	13,582,000	-	13,582,000
Change in Class A common stock subject to possible redemption	(28,733,635)	(3,000)	-	-	(290,207,000)	-	(290,210,000)
Net income, three months ended March 31, 2019	-	-	-	-	-	318,000	318,000
Balances, March 31, 2019 (unaudited)	1,281,365	-	7,503,750	1,000	4,684,000	315,000	5,000,000

Changes in Class A common stock Subject to possible redemption	(110,332)	-	-	-	(1,115,000)	-	1,115,000
Net income, three months ended June 30, 2019 (unaudited)	-	-	-	-	-	1,115,000	(1,115,000)

Balances, June 30, 2019 (unaudited)	1,171,033	$-	7,503,750	$1,000	$3,569,000	$1,430,000	$5,000,000

See accompanying notes to condensed financial statements

HENNESSY CAPITAL ACQUISITION CORP. IV

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$669,000	$1,433,000
Adjustments to reconcile net income to net cash used in operating activities:
Interest income retained in Trust Account	(1,899,000)	(2,385,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(1,000)	(108,000)
(Decrease) increase in accounts payable	(36,000)	21,000
Increase in accrued liabilities	236,000	44,000
Increase in deferred compensation	70,000	46,000
Increase in accrued income and franchise taxes and rounding	13,000	27,000
Net cash used in operating activities	(948,000)	(922,000)

Cash flows from investing activities:
Cash deposited in Trust Account	-	(303,152,000)
Cash withdrawn from Trust Account for taxes	437,000	520,000
Net cash provided by (used in) investing activities	437,000	(302,632,000)

Cash flows from financing activities:
Proceeds from sale of stock to Anchor Investor	-	3,000
Proceeds from Note payable to Sponsor	-	210,000
Proceeds from sale of Units to the public	-	300,150,000
Proceeds from sale of Private Placement Warrants	-	13,582,000
Payment of underwriting discounts	-	(7,830,000)
Payment of offering costs	-	(746,000)
Payment of Note payable to Sponsor	-	(300,000)
Net cash provided by financing activities	-	305,069,000
Net increase (decrease) in cash	(511,000)	1,515,000
Cash at beginning of period	1,124,000	6,000
Cash at end of period	$613,000	$1,521,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ compensation	$-	$10,179,000

Offering costs included in accounts payable	$-	$48,000

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

At June 30, 2020, the Company had not commenced any operations. All activity for the period from August 6, 2018 (date of inception) to June 30, 2020 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. All dollar amounts are rounded to the nearest thousand dollars.

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

At June 30, 2020, approximately $308,800,000 of the funds in the Trust Account have been invested in a money market fund meeting the conditions described above.

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

The Company will only have 18 months, or until September 5, 2020, from the closing date of the Public Offering to complete its initial Business Combination unless stockholders approve an extension of such date. Subsequent to June 30, 2020 in August 2020, the Company filed a Proxy Statement with the Securities and Exchange Commission in connection with a Special Meeting of Stockholders to extend this date from September 5, 2020 to December 31, 2020. If the Company does not complete a Business Combination within the initial, or if approved, the extended period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have waived their rights to participate in any redemption with respect to their Founder Shares (as defined in Note 4); however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within 18 months from the closing of the Public Offering.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit in the Public Offering.

We have entered into a letter of intent with a prospective target for an initial business combination in the electric vehicle (EV) and advanced mobility sector. Completion of the transaction is subject to, among other things, the negotiation and execution of a definitive agreement providing for the transaction, satisfaction of the closing conditions included therein and approval of the transaction by our shareholders.  Accordingly, there can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated.

Mandatory Liquidation and Going Concern

The Company only has 18 months from the closing date of the Public Offering (until September 5, 2020) to complete its initial Business Combination unless stockholders approve an extension of such date. If the Company does not complete its initial Business Combination by September 5, 2020, or the proposed extended date, December 31, 2020, if approved by the stockholders, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (and less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have waived their rights to participate in any redemption with respect to their Founder Shares; however, if such initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account for such shares upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

Although the Company had negative working capital of approximately $1,901,000 and 1,107,000, respectively, at June 30, 2020 and December 31, 2019, the Company’s largest creditors, representing approximately $2,305,000 and $2,075,000, respectively, of liabilities at June 30, 2020 and December 31, 2019, are professionals, consultants and advisors who continue to be owed money by the Company but are expected to continue assisting the Company with completing a Business Combination.  As such, the Company believes, but cannot assure, that its approximately $613,000 of cash at June 30, 2020 represents sufficient liquidity to fund the Company’s operations until September 5, 2020, or the proposed extended date, December 31, 2020, if approved by the stockholders, the date by which the Company must complete an initial Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with generally accepted accounting principles, management has determined that this mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 5, 2020.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed interim financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2020, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2020.

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

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for shares of Class A common stock is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax expense and franchise tax expense, by the weighted average number of shares of Class A common stock outstanding since their original issuance. Net income (loss) per common share, basic and diluted, for shares of Class B common stock is calculated by dividing net income (loss) less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income available to Class A common stockholders:
Interest income	$77,000	$1,855,000	$1,899,000	$2,385,000
Less: Income and franchise taxes	(56,000)	(430,000)	(478,000)	(546,000)
Net income attributable to Class A common stockholders	$21,000	$1,425,000	$1,421,000	$1,839,000
Net (loss) available to Class B common stockholders:
Net (loss) income	$(400,000)	$1,115,000	$669,000	$1,433,000
Less: amount attributable to Class A common stockholders	(21,000)	(1,425,000)	(1,421,000)	(1,839.000)
Net loss attributable to Class B common stockholders	$(421,000)	$(310,000)	$(752,000)	$(406,000)

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2020 and 2019, the Company recorded income tax expense of approximately $6,000, $378,000, $380,000 and $480,000, respectively, primarily related to interest income earned on the Trust Account, net of taxes. The Company’s effective tax rates for the three and six months ended June 30, 2020 and 2019 were approximately 2%, 36%, 25% and 25%, respectively, and differs from the expected income tax rate due to the start-up costs (discussed above and including Business Combination costs) which are not currently deductible. At June 30, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $815,000 and $640,000, respectively, primarily related to start-up and Business Combination costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020 or December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2020 or December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at June 30, 2020 and December 31, 2019, 28,883,186 and 28,817,019, respectively, of the 30,015,000 public shares were classified outside of permanent equity.

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

Administrative Support Agreement and Other Matters

The Company has agreed to pay $15,000 a month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital LLC. Services commenced on the date the securities were first listed on the Nasdaq Capital Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. The financial statements for the three and six months ended June 30, 2020 and 2019 include a charge for $45,000, $90,000, $45,000 and $60,000, respectively, for such administrative support. There were no amounts outstanding under this agreement at June 30, 2020 or December 31, 2019.

Also, commencing on the date the securities were first listed on the Nasdaq Capital Market, the Company has agreed to compensate its Chief Financial Officer $29,000 per month for his services prior to the consummation of the Company’s initial Business Combination, of which 60% is payable currently in cash and 40% is payable upon the completion of the Company’s initial Business Combination. The financial statements at June 30, 2020 and December 31, 2019 include an accrued liability for approximately $186,000 and $116,000, respectively, for the deferred portion of this compensation. Approximately $87,000, $174,000, $87,000 and $116,000, respectively, was charged to operations for the three and six months ended June 30, 2020 and 2019, respectively, for the aggregate of cash and deferred compensation.

Further, the Company’s President and Chief Operating Officer will be entitled to a $500,000 cash fee from the Company upon the successful completion of the Company’s initial Business Combination. No amounts have been accrued in the June 30, 2020 financial statements for this fee as the underlying event (completion of the Business Combination) that would trigger this payment is not certain.

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

At December 31, 2019, the proceeds in the Trust Account were invested in U.S. government treasury bills yielding approximately 1.5% with a maturity date in June 2020. In March 2020, as a result of market conditions, the Company sold such U.S. government treasury bills and invested the proceeds in a money market fund meeting the conditions described above. At June 30, 2020, the Trust Account remains invested in such money market fund. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying December 31, 2019 condensed balance sheet and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at June 30, 2020 and December 31, 2019 consisted of U.S. government treasury bills and money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

			Quoted Price
	Carrying value at	Gross Unrealized	Prices in Active
Description	June 30, 2020	Holding Gains	Markets (Level 1)
Money market fund	$308,800,000	$-	$308,800,000

			Quoted Price
	Carrying value at	Gross Unrealized	Prices in Active
Description	December 31, 2019	Holding Gains	Markets (Level 1)
Cash and money market funds	$11,000	$-	$11,000
U.S. government treasury bills	307,327,000	6,000	307,333,000
Total	$307,338,000	$6,000	$307,344,000

In April 2020, the Company withdrew approximately $437,000 from the Trust Account to pay estimated 2020 income and franchise taxes. Subsequent to June 30, 2020, in July 2020, the Company withdrew approximately $25,000 from the Trust Account to pay estimated 2020 income and franchise taxes.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company is 110,000,000 shares, including 100,000,000 shares of Class A common stock, par value, $0.0001, and 10,000,000 shares of Class B common stock, par value, $0.0001. The Company may (depending on the terms of the Business Combination) be required to increase the authorized number of shares at the same time as its stockholders vote on the Business Combination to the extent the Company seeks stockholder approval in connection with its Business Combination. Holders of the Company’s Class A and Class B common stock vote together as a single class and are entitled to one vote for each share of Class A and Class B common stock they own. At both June 30, 2020 and December 31, 2019, there were 7,503,750 shares of Class B common stock issued and outstanding. At June 30, 2020 and December 31, 2019, there were 1,131,814 and 1,197,981 shares, respectively, of Class A common stock issued and outstanding (excluding 28,883,186 and 28,817,019 shares, respectively, subject to possible redemption).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

Risks and Uncertainties – COVID-19

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company and/or a target company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At June 30, 2020, we had approximately $613,000 in cash outside of the Trust Account. We expect to incur significant costs in the pursuit of an Initial Business Combination and we cannot assure you that our plans to complete an Initial Business Combination will be successful.

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

Results of Operations

For the period from August 6, 2018 (date of inception) to June 30, 2020 our activities consisted of formation and preparation for the Public Offering and, subsequent to completion of the Public Offering on March 5, 2019, identifying and completing a suitable Initial Business Combination. As such, in 2019 we had no operations or significant operating expenses until after the completion of the Public Offering in March 2019.

Our normal operating costs since March 5, 2019 include costs associated with our search for an Initial Business Combination (see below), costs associated with our governance and public reporting (see below), state franchise taxes of approximately $17,000 per month (see below), a charge of $15,000 per month from our Sponsor for administrative services and approximately $29,000 per month ($11,600 of which is deferred as to payment until closing of our Initial Business Combination) for compensation to our Chief Financial Officer. Our costs in the three and six months ended June 30, 2020 also include professional and consulting fees and travel associated with evaluating various Initial Business Combination candidates, as well as the costs of our public reporting and other costs, subsequent to the Public Offering. Travel costs associated with investigating potential Initial Business Combination candidates were approximately $13,000, $69,000, $93,000 and $98,000, respectively, for the three and six months ended June 30, 2020 and 2019. As we identify Initial Business Combination candidates, our costs are expected to increase significantly in connection with negotiating and executing a definitive agreement and related agreements as well as additional professional, due diligence and consulting fees and travel costs that will be required in connection with an Initial Business Combination. Costs associated with professional, due diligence and consulting fees related were approximately $170,000, $230,000, $-0- and $-0-, respectively, for the three and six months ended June 30, 2020 and 2019. Costs associated with our governance and public reporting have increased since the Public Offering and were approximately $100,000, $178,000, $86,000 and $128,000, respectively, for the three and six months ended June 30, 2020 and 2019. In addition, since our operating costs are not expected to be deductible for federal income tax purposes, we are subject to federal income taxes on the interest income earned from the Trust Account less taxes. Such federal income taxes were approximately $6,000, $378,000, $380,000 and $480,000, respectively, for the three and six months ended June 30, 2020 and 2019. However, we are permitted to withdraw interest earned from the Trust Account for the payment of taxes and we withdrew approximately $437,000 of interest income from the Trust Account during the six months ended June 30, 2020.

The Public Offering and the Private Placement closed on March 5, 2019 as more fully described in “Liquidity and Capital Resources” below. At that time, the proceeds in the Trust Account were initially invested in a money market fund that invested solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940. In March 2019, the money market fund was largely liquidated and the trust assets were invested in U.S. government treasury bills which matured in September 2019 and yielded approximately 2.45% per year. In September 2019, the proceeds were invested in U.S. government treasury bills which matured in December 2019 and yielded approximately 1.77% per year. In December 2019, we reinvested the trust assets into U.S. government treasury bills, which yielded approximately 1.5%, that mature in June 2020. As a result of market conditions, in March 2020 we sold the U.S. government treasury bills and invested the trust assets in a money market fund that invests in U.S. Government Treasury securities. Interest earned on the Trust Account was approximately $77,000, $1,899,000, $1,855,000 and $2,385,000, respectively, for the three and six months ended June 30, 2020 and 2019. However, as a result of market conditions occurring in connection with the Covid-19 pandemic, our expectations are that interest income on the funds in our Trust Account will be significantly less than that experienced in the first three months of the six months ended June 30, 2020 when interest rates for most of that period were significantly higher than current interest rates.

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

The net proceeds from the Public Offering and Private Placement was approximately $305,056,000, net of the non-deferred portion of the underwriting commissions of $7,830,000 and offering costs and other expenses of approximately $856,000. $303,151,500 of the proceeds of the Public Offering and the Private Placement have been deposited in the Trust Account and are not available to us for operations (except amounts to pay taxes). At June 30, 2020 and December 31, 2019, we had approximately $613,000 and $1,124,000, respectively, of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination.

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

Although the Company had negative working capital of approximately $1,901,000 and 1,107,000, respectively, at June 30, 2020 and December 31, 2019, the Company’s largest creditors, representing approximately $2,305,000 and $2,075,000, respectively, of liabilities at June 30, 2020 and December 31, 2019, are professionals, consultants and advisors who continue to be owed money by the Company but are expected to continue assisting the Company with completing a Business Combination.  As such, the Company believes, but cannot provide any assurance, that the approximately $613,000 of cash at June 30, 2020 represents sufficient liquidity to fund the Company’s operations until September 5, 2020, the date by which the Company must complete an initial Business Combination.

The Company has only until September 5, 2020 to complete an Initial Business Combination unless stockholders approve an extension of such date. In August 2020, the Company filed a Proxy Statement with the Securities and Exchange Commission in connection with a Special Meeting of Stockholders to extend this date from September 5, 2020 to December 31, 2020. If the Company does not complete an Initial Business Combination by September 5, 2020, or, if approved, the extended date, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a pro rata portion of the Trust Account, including interest, but less taxes payable (and less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as reasonably possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have waived their redemption rights with respect to their founder shares; however, if the initial stockholders or any of the Company’s officers, directors or their affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete an Initial Business Combination within the required time period.

This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 5, 2020.

In the event of such liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per unit in the Public Offering.

We have entered into a letter of intent with a prospective target for an initial business combination in the electric vehicle (EV) and advanced mobility sector. Completion of the transaction is subject to, among other things, the negotiation and execution of a definitive agreement providing for the transaction, satisfaction of the closing conditions included therein and approval of the transaction by our shareholders.  Accordingly, there can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated.

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

Contractual obligations

At June 30, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Support Agreement with Hennessy Capital LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital LLC $15,000 per month for office space, utilities and secretarial and administrative support.

In addition, commencing on March 1, 2019 (the date the Company’s securities were first listed on the Nasdaq Capital Market), the Company has agreed to compensate its Chief Financial Officer $29,000 per month prior to the consummation of the Initial Business Combination, of which 60% is payable in cash currently and 40% in cash upon the successful completion of the Initial Business Combination. Approximately $186,000 and $116,000, respectively, has been included in accrued liabilities for the deferred compensation of the Chief Financial Officer at June 30, 2020 and December 31, 2019. Further, the Company has agreed to pay its President and Chief Operating Officer a success fee of $500,000 in cash upon the closing of an Initial Business Combination.

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

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for shares of Class A common stock is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax expense and franchise tax expense, by the weighted average number of shares of Class A common stock outstanding since their original issuance. Net income (loss) per common share, basic and diluted, for Class B common stock is calculated by dividing net income (loss) less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income available to Class A common stockholders:
Interest income	$77,000	$1,855,000	$1,899,000	$2,385,000
Less: Income and franchise taxes	(56,000)	(430,000)	(478,000)	(546,000)
Net income attributable to Class A common stockholders	$21,000	$1,425,000	$1,421,000	$1,839,000

Net (loss) available to Class B common stockholders:
Net (loss) income	$(400,000)	$1,115,000	$669,000	$1,433,000
Less: amount attributable to Class A common stockholders	(21,000)	(1,425,000)	(1,421,000)	(1,839.000)
Net loss attributable to Class B common stockholders	$(421,000)	$(310,000)	$752,000	$(406,000)

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2020 and 2019, the Company recorded income tax expense of approximately $6,000, $378,000, $380,000 and $480,000, respectively, primarily related to interest income earned on the Trust Account, net of taxes. The Company’s effective tax rates for the three and six months ended June 30, 2020 and 2019 were approximately 2%, 36%, 25% and 25%, respectively, and differs from the expected income tax rate due to the start-up costs (discussed above and including Business Combination costs) which are not currently deductible. At June 30, 2020 and December 31, 2019, the Company has a deferred tax asset of approximately $815,000 and $640,000, respectively, primarily related to start-up and Business Combination costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020 or December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2020 or December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at June 30, 2020 and December 31, 2019, 28,883,186 and 28,817,019, respectively, of the 30,015,000 public shares were classified outside of permanent equity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on August 6, 2018 for the purpose of effecting an Initial Business Combination. As of June 30, 2020, we had not commenced any operations or generated any revenues. All activity through June 30, 2020 relates to our formation and our Public Offering and subsequent to the Public Offering identifying and completing a suitable Initial Business Combination. $303,151,500 of the net proceeds of the Public Offering and the Private Placement that closed on March 5, 2019 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. In March 2019, the money market fund was largely liquidated and the trust assets were invested in U.S. government treasury bills which matured in September 2019 and yielded approximately 2.45% per year. The proceeds were invested in U.S. government treasury bills that matured in December 2019 and yielded approximately 1.77% per year. At December 31, 2019, the proceeds in the Trust Account were invested in U.S. government treasury bills yielding approximately 1.5% with a maturity date in June 2020. In March 2020, as a result of market conditions, the Company sold such U.S. government treasury bills and invested the proceeds in a money market fund meeting the conditions described above. At June 30, 2020, the Trust Account remains invested in such money market fund. At June 30, 2020, there was approximately $308,800,000 in the Trust Account.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HENNESSY CAPITAL ACQUISITION CORP. IV
Dated: August 7, 2020	/s/ Daniel J. Hennessy
Name: Daniel J. Hennessy Title: Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2020	/s/ Nicholas A. Petruska
Name: Nicholas A. Petruska Title: Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)