Form 10-Q
period 2020-09-30
Hennessy Capital Acquisition Corp IV
filed 2020-11-12
CIK 1750153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 001-37509

HENNESSY CAPITAL ACQUISITION CORP. IV

(Exact name of registrant as specified in its charter)

Delaware	83-1476189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3415 N. Pines Way, Suite 204 Wilson, WY	83014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (307) 734-4849

3485 N. Pines Way, Suite 110, Wilson, WY 83014

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

As of November 4, 2020, there were 29,803,439 shares of the Company’s Class A common stock and 7,503,750 shares of the Company’s Class B common stock issued and outstanding.

HENNESSY CAPITAL ACQUISITION CORP. IV AND SUBSIDIARIES

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENNESSY CAPITAL ACQUISITION CORP. IV AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash	$355,000	$1,124,000
Prepaid expenses	50,000	50,000
Total current assets	405,000	1,174,000
Cash and investments held in trust account	306,566,000	307,338,000

Total assets	$306,971,000	$308,512,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,000	$46,000
Accrued liabilities	4,834,000	2,119,000
Deferred compensation	220,000	116,000
Total current liabilities	5,060,000	2,281,000
Other liabilities:
Deferred underwriting compensation	10,179,000	10,179,000
Total liabilities	15,239,000	12,460,000

Commitments and contingencies

Common stock subject to possible redemption; 28,389,295 and 28,817,019 shares at September 30, 2020 and December 31, 2019, respectively, (at value of approximately $10.10 per share)	286,732,000	291,052,000

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at September 30, 2020 and December 31, 2019	-	-
Class A common stock, $0.0001 par value; 100,000,000 authorized shares; 30,015,000 shares issued (211,561 of which have been redeemed at September 30, 2020) at September 30, 2020 and December 31, 2019, 1,414,144 and 1,197,981 shares, respectively, issued and outstanding at September 30, 2020 and December 31, 2019 (excluding 28,389,295 and 28,817,019 shares, respectively, subject to possible redemption)	-	-
Class B common stock, $0.0001 par value, 10,000,000 authorized shares; 7,503,750 shares issued and outstanding at September 30, 2020 and December 31, 2019	1,000	1,000
Additional paid-in-capital	5,985,000	3,842,000
(Accumulated deficit) Retained earnings	(986,000)	1,157,000
Total stockholders’ equity	5,000,000	5,000,000

Total liabilities and stockholders’ equity	$306,971,000	$308,512,000

See accompanying notes to condensed consolidated financial statements

HENNESSY CAPITAL ACQUISITION CORP. IV AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$-
General and administrative expenses	2,829,000	2,330,000	3,680,000	2,803,000
Loss from operations	(2,829,000)	(2,330,000)	(3,680,000)	(2,803,000)
Other income – interest income on Trust Account	8,000	1,744,000	1,906,000	4,130,000
Income before (benefit from) provision for income tax	(2,821,000)	(586,000)	(1,774,000)	1,327,000
(Benefit from) Provision for income tax	(9,000)	355,000	369,000	835,000
Net (loss) income	$(2,812,000)	$(941,000)	$(2,143,000)	$492,000

Two Class Method for Per Share Information:

Weighted average Class A common shares outstanding - basic and diluted	29,933,000	30,015,000	29,987,000	28,803,000
Net (loss) income per Class A common share – basic and diluted	$0.00	$0.04	$0.05	$0.11
Weighted average Class B common shares outstanding – basic and diluted	7,503,750	7,503,750	7,503,750	7,503,750
Net loss per Class B common share – basic and diluted	$(0.38)	$(0.30)	$(0.47)	$(0.36)

See accompanying notes to condensed consolidated financial statements

HENNESSY CAPITAL ACQUISITION CORP. IV AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2020 and 2019

(unaudited)

	Common Stock				Additional	(Accumulated Deficit)/
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Retained Earnings	Stockholders’ Equity
Three months ended September 30, 2020:
Balances, June 30, 2020 (unaudited)	1,131,814	-	7,503,750	$1,000	$3,173,000	$1,826,000	$5,000,000
Class A common stock redeemed	(211,561)	-	-	-	(2,176,000)	-	(2,176,000)
Change in Class A common stock subject to possible redemption	493,891	-	-	-	4,988,000	-	4,988,000
Net loss, three months ended September 30, 2020	-	-	-	-	-	(2,812,000)	(2,812,000)
Balances, September 30, 2020 (unaudited)	1,414,144	$-	7,503,750	$1,000	$5,985,000	$(986,000)	$5,000,000

Nine Months ended September 30, 2020:
Balances, December 31, 2019	1,197,981	-	7,503,750	$1,000	$3,842,000	$1,157,000	$5,000,000
Class A common stock redeemed	(211,561)	-	-	-	(2,176,000)	-	(2,176,000)
Change in Class A common stock subject to possible redemption	427,724	-	-	-	4,319,000	-	4,319,000
Net loss, nine months ended September 30, 2020	-	-	-	-	-	(2,143,000)	(2,143,000)
Balances, September 30, 2020 (unaudited)	1,414,144	$-	7,503,750	$1,000	$5,985,000	$(986,000)	$5,000,000

See accompanying notes to condensed consolidated financial statements

HENNESSY CAPITAL ACQUISITION CORP. IV AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and nine months ended September 30, 2020 and 2019

(unaudited)

	Common Stock				Additional	(Accumulated Deficit)/
	Class A Shares	Amount	Class B Shares	Amount	Paid-in Capital	Retained Earnings	Stockholders’ Equity
Three months ended September 30, 2019:
Balances, June 30, 2019 (unaudited)	1,171,033	-	7,503,750	$1,000	$3,569,000	$1,430,000	$5,000,000
Change in Class A common stock subject to possible redemption	93,149	-	-	-	941,000	-	941,000
Net income, three months ended September 30, 2019	-	-	-	-	-	(941,000)	(941,000)
Balances, September 30, 2019 (unaudited)	1,264,182	$-	7,503,750	$1,000	$4,510,000	$489,000	$5,000,000

Nine Months ended September 30, 2019:
Balances, December 31, 2018, as restated (Note 4)	-	$-	7,503,750	$1,000	$24,000	$(3,000)	$22,000
Sponsor forfeiture of shares	-	-	(871,930)	-	-	-	-
Anchor Investor purchase of shares	-	-	871,930	-	3,000	-	3,000
Sale of Units to the public at $10.00 per Unit	30,015,000	3,000	-	-	300,147,000	-	300,150,000
Underwriters’ discount and offering expenses	-	-	-	-	(18,865,000)	-	(18,865,000)
Sale of 13,581,500 Private Placement Warrants at $1.00 per warrant	-	-	-	-	13,582,000	-	13,582,000
Change in Class A common stock subject to possible redemption	(28,750,818)	(3,000)	-	-	(290,381,000)	-	(290,384,000)
Net income, nine months ended September 30, 2019	-	-	-	-	-	492,000	492,000
Balances, September 30, 2019 (unaudited)	1,264,182	$-	7,503,750	$1,000	$4,510,000	$489,000	$5,000,000

See accompanying notes to condensed consolidated financial statements

HENNESSY CAPITAL ACQUISITION CORP. IV AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(2,143,000)	$492,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income retained in Trust Account	(1,906,000)	(4,130,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	(64,000)
(Decrease) increase in accounts payable	(40,000)	13,000
Increase in accrued liabilities	2,715,000	2,036,000
Increase in deferred compensation	104,000	81,000
(Decrease) increase in accrued income and franchise taxes and rounding	(1,000)	65,000.
Net cash used in operating activities	(1,271,000)	(1,507,000)

Cash flows from investing activities:
Withdrawal from Trust Account for redemption of shares of Class A common stock	2,176,000	-
Cash deposited in Trust Account	-	(303,152,000)
Cash withdrawn from Trust Account for taxes	502,000	887,000
Net cash used in investing activities	2,678,000	(302,265,000)

Cash flows from financing activities:
Redemption of shares of Class A common stock	(2,176,000)	-
Proceeds from sale of stock to Anchor Investor	-	3,000
Proceeds from Note payable to Sponsor	-	210,000
Proceeds from sale of Units to the public	-	300,150,000
Proceeds from sale of Private Placement Warrants	-	13,582,000
Payment of underwriting discounts	-	(7,830,000)
Payment of offering costs	-	(746,000)
Payment of Note payable to Sponsor	-	(300,000)
Net cash (used) provided by financing activities	(2,176,000)	305,069,000
Net increase (decrease) in cash	(769,000)	1,297,000
Cash at beginning of period	1,124,000	6,000
Cash at end of period	$355,000	$1,303,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ compensation	$-	$10,179,000
Cash paid for income taxes	$382,000	$201,000

See accompanying notes to condensed consolidated financial statements

HENNESSY CAPITAL ACQUISITION CORP. IV IV AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 – DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General:

Hennessy Capital Acquisition Corp. IV was incorporated in Delaware on August 6, 2018 (the “Company”). The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At September 30, 2020, the Company had not commenced any operations. All activity for the period from August 6, 2018 (date of inception) to September 30, 2020 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and, subsequent to the Public Offering, identifying and completing a suitable Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Financing:

The Company’s sponsor is Hennessy Capital Partners IV LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Public Offering (as described in Note 4) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on February 28, 2019. The Company intends to finance a Business Combination with proceeds from the $300,150,000 Public Offering (Note 4) and the $13,581,500 Private Placement (as defined in Note 5). Upon the closing of the Public Offering and the Private Placement, $303,151,500 was deposited in a trust account (the “Trust Account”).

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

The Company’s amended and restated certificate of incorporation, as amended, provides that, other than the withdrawal of interest to pay tax obligations, if any (less up to $100,000 interest to pay dissolution expenses), none of the funds held in trust will be released until the earliest of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination by December 31, 2020 or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination by December 31, 2020, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of the public stockholders.

At September 30, 2020, approximately $306,566,000 of the funds in the Trust Account have been invested in a money market fund meeting the conditions described above. See “Charter Amendment,” below, regarding approximately $2,176,000 withdrawn from the Trust Account in August 2020 in order to fund stockholder redemptions made at that time.

Charter Amendment

On August 27, 2020, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved and adopted an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Charter Amendment”) to extend the date by which the Company must consummate its initial Business Combination from September 5, 2020 to December 31, 2020. The Charter Amendment was effective upon filing with the Secretary of State of the State of Delaware on August 27, 2020.

At the Special Meeting, stockholders holding 211,561 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of approximately $10.29 per share. As a result, approximately $2,176,000 in cash was removed from the Trust Account to pay such holders and 29,803,439 shares of Class A common stock remained outstanding.

Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating its initial Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” is one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less the deferred underwriting commissions and taxes payable on interest earned) at the time of signing a definitive agreement in connection with the Company’s initial Business Combination. There is no assurance that the Company will be able to successfully effect its initial Business Combination.

The Company, after signing a definitive agreement for its initial Business Combination, will either (i) seek stockholder approval of the initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the initial Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by the rules of the Nasdaq Capital Market. If the Company seeks stockholder approval, it will complete its initial Business Combination only if a majority of the outstanding shares of Class A and Class B common stock voted are voted in favor of the initial Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of an initial Business Combination. In such case, the Company would not proceed with the redemption of its public shares and the related initial Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an initial Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock are recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account was initially $10.10 per public share, which equals the $303,151,500 deposited in the Trust Account divided by 30,015,000 public shares.

The Company will only have until December 31, 2020 to complete its initial Business Combination unless stockholders approve an extension of such date. If the Company does not complete an initial Business Combination within the extended period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have waived their rights to participate in any redemption with respect to their Founder Shares (as defined in Note 5); however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete an initial Business Combination prior to December 31, 2020.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit in the Public Offering.

Mandatory Liquidation and Going Concern

The Company only has until December 31, 2020 (as amended by the Charter Amendment discussed above) to complete its initial Business Combination. If the Company does not complete its initial Business Combination by December 31, 2020, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (and less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have waived their rights to participate in any redemption with respect to their Founder Shares; however, if such initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account for such shares upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

Although the Company had negative working capital of approximately $4,655,000 and 1,107,000, respectively, at September 30, 2020 and December 31, 2019, the Company’s largest creditors, representing approximately $4,800,000 and $2,075,000, respectively, of liabilities at September 30, 2020 and December 31, 2019, are professionals, consultants and advisors who continue to be owed money by the Company but are expected to continue assisting the Company with completing a Business Combination.  As such, the Company believes, but cannot assure, that its approximately $355,000 of cash at September 30, 2020 represents sufficient liquidity to fund the Company’s operations until December 31, 2020, the date by which the Company must complete an initial Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with generally accepted accounting principles, management has determined that this mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 31, 2020.

NOTE 2 – MERGER AGREEMENT

On August, 17, 2020, the Hennessy Capital Acquisition Corp. IV, HCAC IV First Merger Sub, Ltd., an exempted company incorporated with limited liability in the Cayman Islands and a direct, wholly owned subsidiary of the Company (“First Merger Sub”), HCAC IV Second Merger Sub, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of the Company (“Second Merger Sub”), and Canoo Holdings Ltd., an exempted company incorporated with limited liability in the Cayman Islands (“Canoo”), entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), pursuant to which (a) First Merger Sub will be merged with and into Canoo (the “First Merger”), with Canoo surviving the First Merger as a wholly owned subsidiary of the Company (Canoo, in its capacity as the surviving corporation of the First Merger, is sometimes referred to as the “Surviving Corporation”); and (b) as soon as practicable, but in any event within 10 days following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation will be merged with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Mergers”), with Second Merger Sub being the surviving entity of the Second Merger (steps (a) and (b) collectively with the other transactions described in the Merger Agreement, the “Business Combination”).

Canoo operates in the electric vehicle (EV) and advanced mobility sector currently designing, engineering and intending to manufacture vehicles in this sector. Canoo is located in Torrance, California.

The aggregate merger consideration payable to shareholders of Canoo upon closing of the Business Combination (the “Closing”) consists of 175 million newly issued shares of Class A common stock valued at $10.00 per share. In addition, Canoo shareholders have the right to receive up to an additional 15 million shares of the Company’s Class A common stock if certain share price thresholds are achieved within five years of the closing date of the Business Combination. At the Closing, each outstanding ordinary share of Canoo, par value of $0.0001 per share (“Canoo Ordinary Shares”), including each of the outstanding preference shares of Canoo, par value $0.0001 per share, designated as A Series Preference Shares and designated as A-1 Series Preference Shares that will have been converted into Canoo Ordinary Shares immediately prior to the Closing, will be cancelled and automatically converted into the right to receive a pro rata portion of (x) the 175 million shares of Class A common stock of the Company that the Company will issue at the Closing and (y) up to 15 million shares of Class A common stock that may be issued if certain share prices of HCAC Class A common stock are achieved and other conditions set forth in the Merger Agreement are satisfied.

In connection with the execution of the Merger Agreement, on August 17, 2020, the Company entered into separate subscription agreements (the “Subscription Agreements”) with a number of investors (the “PIPE Investors”), pursuant to which the PIPE Investors have agreed to purchase, and the Company has agreed to sell to the PIPE Investors, an aggregate of 32,325,000 shares of Class A common stock, for a purchase price of $10.00 per share and at an aggregate purchase price of $323,250,000, in a private placement (the “PIPE Financing”) in connection with the Business Combination. One of the PIPE Investors is an entity controlled by Daniel J. Hennessy, the Company’s CEO and Chairman of the Board.

The Company and the Sponsor have agreed that, in connection with the consummation of the Business Combination, (i) the Sponsor will exchange all of its 11,739,394 outstanding Private Placement Warrants (Note 5) for 2,347,879 newly issued shares of Class B common stock, (ii) the Sponsor will forfeit an equivalent number of existing shares of Class B common stock to the Company for no consideration, and (iii) if at the Closing the sum of (A)(1) the amount of cash available in the Trust Account, less (2) all amounts to be paid by the Company pursuant to the exercise of redemption rights (Note 1), plus (B) the amount of gross proceeds received by the Company from the PIPE Financing (without, for the avoidance of doubt, taking into account any transaction fees, costs and expenses paid or required to be paid in connection with the Business Combination and the PIPE Financing) is less than $350 million, then 500,000 shares of Class B common stock held by the Sponsor (which shares will automatically convert into shares of Class A common stock at the effective time of the closing) will become unvested and subject to certain vesting conditions if certain share price thresholds are achieved within two years of the closing date of the Business Combination. Following the Closing, the Company intends to change its name to Canoo Inc.

The Closing is subject to certain conditions, including but not limited to the approval of the Company’s stockholders and Canoo’s shareholders of the Merger Agreement. The Merger Agreement may also be terminated by either party under certain circumstances, including upon notice after April 30, 2021. The parties have agreed to customary exclusivity obligations by either party for any reason. The Closing will occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions contained in the Merger Agreement. The Company anticipates the Closing will occur in the fourth quarter of 2020, but can provide no assurances that the Closing will occur timely or at all.

The Business Combination will be accounted for as a reverse merger in accordance with GAAP. Under this method of accounting, the Company will be treated as the “acquired” company for financial reporting purposes. For accounting purposes, Canoo will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of Canoo (i.e., a capital transaction involving the issuance of stock by the Company for the stock of Canoo). Accordingly, the consolidated assets, liabilities and results of operations of Canoo will become the historical financial statements of the Company after closing, and the Company’s assets, liabilities and results of operations will be consolidated with Canoo beginning on the acquisition date. The net assets of the Company will be recognized at historical cost (which is expected to be consistent with carrying value), with no goodwill or other intangible assets recorded.

Additional information regarding the proposed Business Combination and the business and operations of Canoo is available in the Registration Statement on Form S-4 initially filed by the Company with the Securities and Exchange Commission on September 18, 2020 (as amended from time to time, the “Registration Statement”).

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, HCAC IV First Merger Sub, Ltd., an exempted company incorporated with limited liability in the Cayman Islands and HCAC IV Second Merger Sub, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of the Company, both formed to facilitate the acquisition of Canoo (Note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation:

The accompanying unaudited condensed consolidated interim financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2020, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2020.

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

Net Income (Loss) per Share:

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 36,092,750 Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic loss per common share for the period.

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for shares of Class A common stock is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax expense and franchise tax expense, by the weighted average number of shares of Class A common stock outstanding since their original issuance. Net income (loss) per common share, basic and diluted, for shares of Class B common stock is calculated by dividing net income (loss) less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income available to Class A common stockholders:
Interest income	$8,000	$1,744,000	$1,906,000	$4,130,000
Less/add: Income and franchise taxes/benefit	1,000	(405,000)	(519,000)	(952,000)
Net income attributable to Class A common stockholders	$9,000	$1,339,000	$1,387,000	$3,178,000

Net (loss) available to Class B common stockholders:
Net (loss) income	$(2,812,000)	$(941,000)	$(2,143,000)	$492,000
Less: amount attributable to Class A common stockholders	9,000	(1,339,000)	(1,387,000)	(3,178,000)
Net loss attributable to Class B common stockholders	$(2,821,000)	$(2,280,000)	$(3,530,000)	$(2,686,000)

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2020 and 2019, the Company recorded income tax (credit) expense of approximately $(9,000), $369,000, $355,000 and $835,000, respectively, primarily related to interest income earned on the Trust Account, net of taxes. The Company’s effective tax rates for the three and nine months ended September 30, 2020 and 2019 were approximately (0.3)%, 21%, 61% and 63%, respectively, and differs from the expected income tax rate due to the start-up costs (discussed above and including Business Combination costs) which are not currently deductible. At September 30, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $1,375,000 and $640,000, respectively, primarily related to start-up and Business Combination costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020 or December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2020 or December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock:

As discussed in Note 4, all of the remaining 29,803,439 public shares sold as part of Units in the Public Offering in 2019 contain a redemption feature which allows for the redemption of public shares if the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001 upon the closing of a Business Combination.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at September 30, 2020 and December 31, 2019, 28,389,295 and 28,817,019, respectively, of the 29,803,439 and 30,015,000, respectively, public shares outstanding at September 30, 2020 and December 31, 2019, were classified outside of permanent equity.

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

NOTE 4 – PUBLIC OFFERING

On March 5, 2019, the Company completed the Public Offering for the sale of 30,015,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value and three-quarters of one redeemable warrant (the “Warrants”). Each whole Warrant offered in the Public Offering is exercisable to purchase one share of Class A common stock. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. Accordingly, unless a holder purchases a multiple of four Units, the number of Warrants issuable to such holder upon separation of the Units will be rounded down to the nearest whole number of Warrants. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to December 31, 2020 (discussed in Note 1) to complete the Business Combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Class A common stock to the holder upon exercise of a Warrant during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last reported sale price of the Company’s shares of Class A common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

See Note 1 regarding 211,561 shares of Class A common stock that were redeemed by stockholders in August 2020, reducing the number of public shares outstanding from the original 30,015,000 public shares sold as part of the Units in the Public Offering to a total of 29,803,439 public shares remain outstanding (including shares reflected as subject to redemption).

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

On August 17, 2020, the Company notified the underwriter that it would not elect to have the undersriter purchase any shares of Class A common stock under the forward purchase agreement based in part on strong investor receptivity to Canoo during the PIPE Financing confidential marketing process, including an oversubscribed and subsequently upsized PIPE Financing.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

In connection with the Merger Agreement discussed in Note 2, the Sponsor agreed to exchange all of its 11,739,394 outstanding Private Placement Warrants for 2,347,879 newly issued shares of Class B common stock and, in addition, the Sponsor agreed to forfeit an equivalent number of existing shares of Class B common stock to the Company for no consideration.

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

Related Party Subscription Agreement

Concurrently with the execution of the Merger Agreement and as part of the PIPE Financing, the Company entered into a Subscription Agreement with (i) Hennessy Capital SPV II LLC, an entity controlled by Daniel J. Hennessy, the Chairman and CEO of the Company, for the purchase of 500,000 PIPE Shares for an aggregate purchase price of $5.0 million and (ii) an entity controlled by the Anchor Investor (as defined below) for the purchase of 600,000 shares of Class A common stock in the PIPE Financing for an aggregate purchase price of $6.0 million, in each case on the same terms and conditions as the form of Subscription Agreement filed as an exhibit to the Registration Statement.

Administrative Support Agreement and Other Matters

The Company has agreed to pay $15,000 a month for office space, utilities and secretarial and administrative support to an affiliate of the Sponsor, Hennessy Capital LLC. Services commenced on the date the securities were first listed on the Nasdaq Capital Market and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. The financial statements for the three and nine months ended September 30, 2020 and 2019 include a charge for $45,000, $135,000, $45,000 and105,000, respectively, for such administrative support. There were no amounts outstanding under this agreement at September 30, 2020 or December 31, 2019.

Also, commencing on the date the securities were first listed on the Nasdaq Capital Market, the Company has agreed to compensate its Chief Financial Officer $29,000 per month for his services prior to the consummation of the Company’s initial Business Combination, of which 60% is payable currently in cash and 40% is payable upon the completion of the Company’s initial Business Combination. The financial statements at September 30, 2020 and December 31, 2019 include an accrued liability for approximately $220,000 and $116,000, respectively, for the deferred portion of this compensation. Approximately $87,000, $261,000, $87,000 and $203,000, respectively, was charged to operations for the three and nine months ended September 30, 2020 and 2019, respectively, for the aggregate of cash and deferred compensation.

Further, as compensation for his services in connection with, and prior to, the initial Business Combination, the Company’s President and Chief Operating Officer will receive a cash payment of $500,000 upon the closing of an initial Business Combination. No amounts have been accrued in the September 30, 2020 financial statements for this fee as the underlying event (completion of the Business Combination) that would trigger this payment is not certain.

NOTE 6 - TRUST ACCOUNT AND FAIR VALUE MEASUREMENT

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

At December 31, 2019, the proceeds in the Trust Account were invested in U.S. government treasury bills yielding approximately 1.5% with a maturity date in June 2020. In March 2020, as a result of market conditions, the Company sold such U.S. government treasury bills and invested the proceeds in a money market fund meeting the conditions described above. At September 30, 2020, the Trust Account remains invested in such money market fund. The Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost on the accompanying December 31, 2019 condensed consolidated balance sheet and adjusted for the amortization of discounts.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at September 30, 2020 and December 31, 2019 consisted of U.S. government treasury bills and money market funds that invest only in U.S. government treasury bills, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

	Carrying	Gross	Quoted Price
	value at	Unrealized	Prices in
	September 30,	Holding	Active Markets
Description	2020	Gains	(Level 1)
Money market fund	$306,566,000	$-	$306,566,000

	Carrying	Gross	Quoted Price
	value at	Unrealized	Prices in
	December 31,	Holding	Active Markets
Description	2019	Gains	(Level 1)
Cash and money market funds	$11,000	$-	$11,000
U.S. government treasury bills	307,327,000	6,000	307,333,000
Total	$307,338,000	$6,000	$307,344,000

During the nine months ended September 30, 2020 and 2019, the Company withdrew approximately $502,000 and $887,000, respectively, from the Trust Account to pay income and franchise taxes including estimated taxes. In addition, the Company withdrew approximately $2,176,000, in August 2020, in order to fund redemptions of 211,561 shares of Class A common stock associated with the Charter Amendment discussed in Note 1.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

At the Special Meeting in August 2020 (discussed further in Note 1), stockholders holding 211,561 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of approximately $10.29 per share (approximately $2,176,000 in the aggregate), resulting in a total of 29,803,439 shares of Class A common stock remaining outstanding (including shares reflected as subject to redemption).

At both September 30, 2020 and December 31, 2019, there were 7,503,750 shares of Class B common stock issued and outstanding. At September 30, 2020 and December 31, 2019, there were 1,414,144 and 1,197,981 shares, respectively, of Class A common stock issued and outstanding (excluding 28,389,295 and 28,817,019 shares, respectively, subject to possible redemption).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Risks and Uncertainties – COVID-19

Management is currently continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company and/or a target company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties – Litigation

Subsequent to September 30, 2020, on October 2, 2020, a purported stockholder of the Company filed a lawsuit in the Supreme Court of the State of New York, County of New York, captioned Lester Chiang v. Hennessy Capital Acquisition Corp. IV, et al., against the Company and the members of its board of directors (the “Chiang Complaint”). The Chiang Complaint asserts a breach of fiduciary duty claim against the individual defendants and an aiding and abetting claim against the Company in connection with the proposed Business Combination. The Chiang Complaint alleges, among other things, that (i) defendants engaged in a flawed and unfair sales process and agreed to inadequate consideration in connection with the proposed Business Combination, and (ii) that the initial Registration Statement on Form S-4 filed with the SEC on September 18, 2020 in connection with the proposed Business Combination is materially misleading and incomplete. The Chiang Complaint seeks, among other things, to enjoin the proposed Business Combination, rescind the transaction or award rescissory damages to the extent it is consummated, and award attorneys’ fees and expenses. Defendants have not yet responded to the Chiang Complaint.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this report.

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

At September 30, 2020, we had approximately $355,000 in cash outside of the Trust Account. We expect to incur significant costs in the pursuit of an Initial Business Combination and we cannot assure you that our plans to complete an Initial Business Combination will be successful.

Recent Developments – COVID-19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” COVID-19 has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. The business of any potential target business with which we consummate a business combination (including Canoo) could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our ability to consummate a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination (including Canoo), may be materially adversely affected.

Charter Amendment

On August 27, 2020, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved and adopted an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Charter Amendment”) to extend the date by which the Company must consummate a business combination from September 5, 2020 to December 31, 2020. The Charter Amendment was effective upon filing with the Secretary of State of the State of Delaware on August 27, 2020.

At the Special Meeting, stockholders holding 211,561 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account at a redemption price of approximately $10.29 per share and resulting in a total of 29,803,439 shares of Class A common stock remaining outstanding. As a result, approximately $2,176,000 in cash was removed from the trust account to pay such holders.

Merger Agreement

On August, 17, 2020, the Hennessy Capital Acquisition Corp. IV, HCAC IV First Merger Sub, Ltd., an exempted company incorporated with limited liability in the Cayman Islands and a direct, wholly owned subsidiary of the Company (“First Merger Sub”), HCAC IV Second Merger Sub, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of the Company (“Second Merger Sub”), and Canoo Holdings Ltd., an exempted company incorporated with limited liability in the Cayman Islands (“Canoo”), entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”), pursuant to which (a) First Merger Sub will be merged with and into Canoo (the “First Merger”), with Canoo surviving the First Merger as a wholly owned subsidiary of the Company (Canoo, in its capacity as the surviving corporation of the First Merger, is sometimes referred to as the “Surviving Corporation”); and (b) as soon as practicable, but in any event within 10 days following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation will be merged with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Mergers”), with Second Merger Sub being the surviving entity of the Second Merger (steps (a) and (b) collectively with the other transactions described in the Merger Agreement, the “Business Combination”).

Canoo operates in the electric vehicle (EV) and advanced mobility sector currently designing, engineering and intending to manufacture vehicles in this sector. Canoo is located in Torrance, California.

The aggregate merger consideration payable to shareholders of Canoo upon closing of the Business Combination (the “Closing”) consists of 175 million newly issued shares of Class A common stock valued at $10.00 per share. In addition, Canoo shareholders have the right to receive up to an additional 15 million shares of Class A common stock if certain share price thresholds are achieved within five years of the closing date of the Business Combination. At the Closing, each outstanding ordinary share of Canoo, par value of $0.0001 per share (“Canoo Ordinary Shares”), including each of the outstanding preference shares of Canoo, par value $0.0001 per share, designated as A Series Preference Shares and designated as A-1 Series Preference Shares that will have been converted into Canoo Ordinary Shares immediately prior to the Closing, will be cancelled and automatically converted into the right to receive a pro rata portion of (x) the 175 million shares of Class A common stock of the Company, par value $0.0001 per share, that the Company will issue at the Closing and (y) up to 15 million shares of Class A common stock that may be issued if certain share prices of Class A common stock are achieved and other conditions set forth in the Merger Agreement are satisfied.

In connection with the execution of the Merger Agreement, on August 17, 2020, the Company entered into separate subscription agreements (the “Subscription Agreements”) with a number of investors (the “PIPE Investors”), pursuant to which the PIPE Investors have agreed to purchase, and the Company has agreed to sell to the PIPE Investors, an aggregate of 32,325,000 shares of Class A common stock, for a purchase price of $10.00 per share and at an aggregate purchase price of $323,250,000, in a private placement (the “PIPE Financing”) in connection with the Business Combination. One of the PIPE Investors is an entity controlled by Daniel J. Hennessy, the Company’s CEO and Chairman of the Board.

The Company and our Sponsor have agreed that, in connection with the consummation of the Business Combination, (i) the Sponsor will exchange all its 11,739,394 outstanding Private Placement Warrants for 2,347,879 newly issued shares of Class B common stock of the Company, (ii) the Sponsor will forfeit an equivalent number of existing shares of Class B common stock to the Company for no consideration, and (iii) if at the Closing the sum of (A)(1) the amount of cash available in the Trust Account, less (2) all amounts to be paid by the Company pursuant to the exercise of redemption rights, plus (B) the amount of gross proceeds received by the Company from the PIPE Financing (without, for the avoidance of doubt, taking into account any transaction fees, costs and expenses paid or required to be paid in connection with the Business Combination and the PIPE Financing) is less than $350 million, then 500,000 shares of Class B common stock held by the Sponsor (which shares will automatically convert into shares of Class A common stock at the effective time) will become unvested and subject to certain vesting conditions if certain share price thresholds are achieved within two years of the closing date of the Business Combination. Following the Closing, the Company intends to change its name to Canoo Inc.

The Closing is subject to certain conditions, including but not limited to the approval of the Company’s stockholders and Canoo’s shareholders of the Merger Agreement. The Merger Agreement may also be terminated by either party under certain circumstances, including upon notice after April 30, 2021. The parties have agreed to customary exclusivity obligations by either party for any reason. The Closing will occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions contained in the Merger Agreement. The Company anticipates the Closing will occur in the fourth quarter of 2020, but can provide no assurances that the Closing will occur timely or at all.

The Business Combination also calls for additional agreements, including, among others, the Voting and Support Agreement, the Subscription Agreements and the Sponsor Warrant Exchange Agreement, each as described in the section of the Registration Statement on Form S-4 initially filed by the Company with the Securities and Exchange Commission on September 18, 2020 (as amended from time to time, the “Registration Statement”) entitled “Certain Agreements Related to the Business Combination”.

The Company has entered into engagement letters or agreements with various consultants, advisors, professionals and others in connection with the Business Combination. The services under these engagement letters and agreements are material in amount and in some instances include contingent or success fees. The Company estimates that its total transaction costs for the Business Combination and the PIPE Financing will aggregate approximately $21 million (including the deferred underwriting commissions from the Public Offering). A substantial portion of these costs (including contingent or success fees and ongoing accrued transaction costs, but not the $10,179,000 in deferred underwriters’ commissions) will be charged to operations in the quarter that the Closing occurs. In most instances, these engagement letters and agreements specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account.

The Business Combination will be accounted for as a reverse merger in accordance with GAAP. Under this method of accounting, the Company will be treated as the “acquired” company for financial reporting purposes. For accounting purposes, Canoo will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction will be treated as a recapitalization of Canoo (i.e., a capital transaction involving the issuance of stock by the Company for the stock of Canoo). Accordingly, the consolidated assets, liabilities and results of operations of Canoo will become the historical financial statements of the Company after closing, and the Company’s assets, liabilities and results of operations will be consolidated with Canoo beginning on the acquisition date. The net assets of the Company will be recognized at historical cost (which is expected to be consistent with carrying value), with no goodwill or other intangible assets recorded.

Pursuant to the Company’s existing amended and restated certificate of incorporation, in connection with the Business Combination, holders of the Company’s public shares may elect to have their shares redeemed for cash at the applicable redemption price per share calculated in accordance with the existing charter (the “Redemption Offer”). The per share redemption price would have been approximately $10.29 at September 30, 2020.

Additional information regarding the proposed Business Combination and the business and operations of Canoo is available in the Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 23, 2020.

Results of Operations

For the period from August 6, 2018 (date of inception) through September 30, 2020 our activities consisted of formation and preparation for the Public Offering and, subsequent to completion of the Public Offering on March 5, 2019, identifying and completing a suitable Initial Business Combination. As such, in 2019 we had no operations or significant operating expenses until after the completion of the Public Offering in March 2019.

Our normal operating costs since March 5, 2019 include costs associated with our search for an Initial Business Combination (see below), costs associated with our governance and public reporting (see below), state franchise taxes of approximately $17,000 per month (see below), a charge of $15,000 per month from our Sponsor for administrative services and approximately $29,000 per month ($11,600 of which is deferred as to payment until closing of our Initial Business Combination) for compensation to our Chief Financial Officer. Our costs in the three and nine months ended September 30, 2020 also include professional and consulting fees and travel associated with evaluating various Initial Business Combination candidates, as well as the costs of our public reporting and other costs, subsequent to the Public Offering. As we identified Initial Business Combination candidates, our costs have increased significantly in connection with negotiating and executing a definitive agreement and related agreements as well as additional professional, due diligence and consulting fees and travel costs that are required in connection with an Initial Business Combination. Costs associated with professional, due diligence, consulting fees and travel were approximately $2,577,000, $2,877,000, $2,056,000 and $2,154,000, respectively, for the three and nine months ended September 30, 2020 and 2019. Costs associated with our governance and public reporting have increased since the Public Offering and were approximately $75,000, $231,000, $85,000 and $212,000, respectively, for the three and nine months ended September 30, 2020 and 2019. In addition, since our operating costs are not expected to be deductible for federal income tax purposes, we are subject to federal income taxes on the interest income earned from the Trust Account less taxes. Such federal income taxes were approximately $(9,000), $369,000, $355,000 and $835,000, respectively, for the three and nine months ended September 30, 2020 and 2019. However, we are permitted to withdraw interest earned from the Trust Account for the payment of taxes and we withdrew approximately $502,000 and $887,000, respectively, of interest income from the Trust Account during the nine months ended September 30, 2020 and 2019 in order to pay taxes, including estimated taxes. Due to business conditions beginning in the quarter ended March 31, 2020, interest income on permitted investments of the Company has declined very significantly with a resulting significant decline in interest income earned. The Company expects this condition to continue based on statements made by policy makers. As such, current interest income earnings will likely not be sufficient to pay ongoing franchise taxes which are paid from interest accrued on trust assets.

The Public Offering and the Private Placement closed on March 5, 2019 as more fully described in “Liquidity and Capital Resources” below. At that time, the proceeds in the Trust Account were initially invested in a money market fund that invested solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940. In March 2019, the money market fund was largely liquidated and the trust assets were invested in U.S. government treasury bills which matured in September 2019 and yielded approximately 2.45% per year. In September 2019, the proceeds were invested in U.S. government treasury bills which matured in December 2019 and yielded approximately 1.77% per year. In December 2019, we reinvested the trust assets into U.S. government treasury bills, which yielded approximately 1.5%, that mature in June 2020. As a result of market conditions, in March 2020 we sold the U.S. government treasury bills and invested the trust assets in a money market fund that invests in U.S. Government Treasury securities. Interest earned on the Trust Account was approximately $8,000, $1,906,000, $1,744,000 and $4,130,000, respectively, for the three and nine months ended September 30, 2020 and 2019. However, as a result of market conditions occurring in connection with the COVID-19 pandemic, our expectations are that interest income on the funds in our Trust Account will be significantly less than that experienced in the first three months of the nine months ended September 30, 2020 when interest rates for most of that period were significantly higher than current interest rates.

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

The net proceeds from the Public Offering and Private Placement was approximately $305,056,000, net of the non-deferred portion of the underwriting commissions of $7,830,000 and offering costs and other expenses of approximately $856,000. $303,151,500 of the proceeds of the Public Offering and the Private Placement have been deposited in the Trust Account and are not available to us for operations (except amounts to pay taxes). At September 30, 2020 and December 31, 2019, we had approximately $355,000 and $1,124,000, respectively, of cash available outside of the Trust Account to fund our activities until we consummate an Initial Business Combination.

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

Although the Company had negative working capital of approximately $4,655,000 and 1,107,000, respectively, at September 30, 2020 and December 31, 2019, the Company’s largest creditors, representing approximately $4,795,000 and $2,075,000, respectively, of liabilities at September 30, 2020 and December 31, 2019, are professionals, consultants and advisors who continue to be owed money by the Company but are expected to continue assisting the Company with completing a Business Combination.  As such, the Company believes, but cannot provide any assurance, that the approximately $355,000 of cash at September 30, 2020 represents sufficient liquidity to fund the Company’s operations until December 31, 2020, the date by which the Company must complete an initial Business Combination.

The Company has only until December 31, 2020 (pursuant to the Charter Amendment) to complete an Initial Business Combination. If the Company does not complete an Initial Business Combination by December 31, 2020, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a pro rata portion of the Trust Account, including interest, but less taxes payable (and less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as reasonably possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The initial stockholders have waived their redemption rights with respect to their founder shares; however, if the initial stockholders or any of the Company’s officers, directors or their affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete an Initial Business Combination within the required time period.

This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 31, 2020.

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

Contractual obligations

At September 30, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the Public Offering, we entered into an Administrative Support Agreement with Hennessy Capital LLC, an affiliate of our Sponsor, pursuant to which the Company pays Hennessy Capital LLC $15,000 per month for office space, utilities and secretarial and administrative support.

In addition, commencing on March 1, 2019 (the date the Company’s securities were first listed on the Nasdaq Capital Market), the Company has agreed to compensate its Chief Financial Officer $29,000 per month prior to the consummation of the Initial Business Combination, of which 60% is payable in cash currently and 40% in cash upon the successful completion of the Initial Business Combination. Approximately $220,000 and $116,000, respectively, has been included in accrued liabilities for the deferred compensation of the Chief Financial Officer at September 30, 2020 and December 31, 2019. Further, as compensation for his services in connection with, and prior to, the initial Business Combination, the Company’s President and Chief Operating Officer will receive a cash payment of $500,000 upon the closing of anIinitial Business Combination.

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

Net Income (Loss) Per Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement (see Note 5 to the condensed consolidated financial statements) to purchase an aggregate of 36,092,750 Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per common share is the same as basic loss per common share for the period.

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted, for shares of Class A common stock is calculated by dividing the interest income earned on the funds in the Trust Account, net of income tax expense and franchise tax expense, by the weighted average number of shares of Class A common stock outstanding since their original issuance. Net income (loss) per common share, basic and diluted, for Class B common stock is calculated by dividing net income (loss) less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period. Net income (loss) available to each class of common stockholders is as follows for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income available to Class A common stockholders:
Interest income	$8,000	$1,744,000	$1,906,000	$4,130,000
Less/add: Income and franchise taxes/ benefit	1,000	(405,000)	(519,000)	(952,000)
Net income attributable to Class A common stockholders	$9,000	$1,339,000	$1,387,000	$3,178,000

Net (loss) available to Class B common stockholders:
Net (loss) income	$(2,812,000)	$(941,000)	$(2,143,000)	$492,000
Less: amount attributable to Class A common stockholders	9,000	(1,339,000)	(1,387,000)	(3,178,000)
Net loss attributable to Class B common stockholders	$(2,821,000)	$(2,280,000)	$(3,530,000)	$(2,686,000)

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed consolidated financial statements.

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

The Company’s currently taxable income consists of interest income on the Trust Account net of taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2020 and 2019, the Company recorded income tax (credit) expense of approximately $(9,000), $369,000, $355,000 and $835,000, respectively, primarily related to interest income earned on the Trust Account, net of taxes. The Company’s effective tax rates for the three and nine months ended September 30, 2020 and 2019 were approximately (0.3)%, 21%, 61% and 63%, respectively, and differs from the expected income tax rate due to the start-up costs (discussed above and including Business Combination costs) which are not currently deductible. At September 30, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $1,375,000 and $640,000, respectively, primarily related to start-up and Business Combination costs. Management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020 or December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2020 or December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Redeemable Common Stock

All of the remaining 29,803,439 public shares sold as part of a Unit in the Public Offering contain a redemption feature which allows for the redemption of public shares under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with Financial Accounting Standards Board (“FASB”) ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001 upon the closing of a Business Combination.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by adjustments to additional paid-in capital. Accordingly, at September 30, 2020 and December 31, 2019, 28,389,295 and 28,817,019, respectively, of the 29,803,439 and 30,015,000, respectively, public shares were classified outside of permanent equity.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on August 6, 2018 for the purpose of effecting an Initial Business Combination. As of September 30, 2020, we had not commenced any operations or generated any revenues. All activity through September 30, 2020 relates to our formation and our Public Offering and subsequent to the Public Offering identifying and completing a suitable Initial Business Combination. $303,151,500 of the net proceeds of the Public Offering and the Private Placement that closed on March 5, 2019 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. In March 2019, the money market fund was largely liquidated and the trust assets were invested in U.S. government treasury bills which matured in September 2019 and yielded approximately 2.45% per year. The proceeds were invested in U.S. government treasury bills that matured in December 2019 and yielded approximately 1.77% per year. At December 31, 2019, the proceeds in the Trust Account were invested in U.S. government treasury bills yielding approximately 1.5% with a maturity date in September 2020. In March 2020, as a result of market conditions, the Company sold such U.S. government treasury bills and invested the proceeds in a money market fund meeting the conditions described above. At September 30, 2020, the Trust Account remains invested in such money market fund. At September 30, 2020, there was approximately $306,566,000 in the Trust Account.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Subsequent to September 30, 2020, on October 2, 2020, Lester Chiang, a purported stockholder of the Company, filed a lawsuit in the Supreme Court of the State of New York, County of New York, captioned Lester Chiang v. Hennessy Capital Acquisition Corp. IV, et al., against the Company and the members of its board of directors (the “Chiang Complaint”). The Chiang Complaint asserts a breach of fiduciary duty claim against the individual defendants and an aiding and abetting claim against the Company in connection with the proposed Business Combination. The Chiang Complaint alleges, among other things, that (i) defendants engaged in a flawed and unfair sales process and agreed to inadequate consideration in connection with the proposed Business Combination, and (ii) that the initial Registration Statement on Form S-4 filed with the SEC on September 18, 2020 in connection with the proposed Business Combination is materially misleading and incomplete. The Chiang Complaint seeks, among other things, to enjoin the proposed Business Combination, rescind the transaction or award rescissory damages to the extent it is consummated, and award attorneys’ fees and expenses. Defendants have not yet responded to the Chiang Complaint.

ITEM 1A. RISK FACTORS

Other than the risk factors disclosed in the Registration Statement, which are incorporated herein by reference, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1**	Merger Agreement and Plan of Reorganization, dated as of August 17, 2020, by and among Hennessy Capital Acquisition Corp. IV, HCAC IV First Merger Sub, Ltd., HCAC IV Second Merger Sub, LLC and Canoo Holdings Ltd.
3.1***	Amendment to Amended and Restated Certificate of Incorporation of Hennessy Capital Acquisition Corp. IV
10.1**	Form of Shareholder Support Agreement
10.2**	Voting and Support Agreement, dated as of August 17, 2020, by and among Canoo Holdings Ltd., Hennessy Capital Partners IV LLC and the stockholders of Hennessey Capital Acquisition Corp. IV set forth therein.
10.3**	Form of Subscription Agreement
10.4**	Sponsor Warrant Exchange and Share Cancellation Agreement, dated as of August 17, 2020, by and between Hennessy Capital Partners IV LLC and Hennessy Capital Acquisition Corp. IV.
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

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
1101.SCH	XBRL Taxonomy Extension Schema Document
1101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
1101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
1101.LAB	XBRL Taxonomy Extension Label Linkbase Document
1101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith
**	Incorporated by reference to the Form 8-K filed by the Company on August 18, 2020.
***	Incorporated by reference to the Form 8-K filed by the Company on August 27, 2020.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENNESSY CAPITAL ACQUISITION CORP. IV

Dated: November 12, 2020	/s/ Daniel J. Hennessy
	Name:	Daniel J. Hennessy
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2020	/s/ Nicholas A. Petruska
	Name:	Nicholas A. Petruska
	Title:	Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)