Form 10-K
period 2020-12-31
Canoo Inc.
filed 2021-03-31
CIK 1750153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38824

CANOO INC.

(Exact name of registrant as specified in its charter)

Delaware	83-1476189
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

19951 Mariner Avenue, Torrance, California	90503
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (424) 271-2144

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	GOEV	The Nasdaq Global Select Market
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	GOEVW	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the registrant’s Common Stock held by non-affiliates on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $251,887,174. Shares of Common Stock held by each executive officer and director and by each stockholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of March 24, 2021 was 237,462,163.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholder, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.

Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to recognize the anticipated benefits of the recently completed business combination and proceeds from the concurrent private placement, which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;
●	our financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder;
●	changes in our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects and plans;
●	our product development timeline and expected start of production;
●	the implementation, market acceptance and success of our business model;
●	our ability to scale in a cost-effective manner;
●	developments and projections relating to our competitors and industry;
●	the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;
●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
●	expectations regarding the time during which we will remain an emerging growth company under the JOBS Act;
●	our future capital requirements and sources and uses of cash;
●	our ability to obtain funding for our future operations;
●	our business, expansion plans and opportunities; and
●	the outcome of any known and unknown litigation and regulatory proceedings.

These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements, including the following:

●	the outcome of any legal proceedings;
●	our ability to recognize the anticipated benefits of the recently completed business combination and proceeds from the concurrent private placement, which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;
●	costs related to the recently completed business combination;
●	our success in retaining or recruiting, or changes required in, officers, key employees or directors following the recently completed business combination;
●	changes in applicable laws or regulations;
●	our ability to execute our business model, including market acceptance of our planned products and services;
●	that we have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements;
●	the possibility that the COVID-19 pandemic may adversely affect our results of operations, financial position and cash flows; and
●	the possibility that we may be adversely affected by other economic, business or competitive factors.

Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.

Should one or more of the risks or uncertainties described in this Annual Report on Form 10-K materialize, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. Additional information concerning these and other factors that may impact the forward-looking statements discussed herein can be found in the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described in this Annual Report on Form 10-K may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

Unless otherwise stated in this Annual Report on Form 10-Kor the context otherwise requires, and regardless of capitalization, references to:

●	“common stock” are to our Common Stock, $0.0001 par value per share;
●	“management” or our “management team” are to our officers and directors;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees);
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees;
●	“we,” “us,” “company” or “our company” are to Canoo Inc. following completion of the business combination in December 2020;
●	“Legacy Canoo” means Canoo Holdings Ltd. prior to completion of the Business Combination in December 2020;
●	“HCAC” means the special purpose acquisition company, Hennessy Capital Acquisition Corp. IV; and
●	“business combination” refers to the Company’s merger consummated on December 21, 2020 pursuant to that certain Merger Agreement and Plan of Reorganization, dated August 17, 2020, by and among HCAC, HCAC IV First Merger Sub, Ltd., an exempted company incorporated with limited liability in the Cayman Islands and a direct, a wholly owned subsidiary of HCAC, EV Global Holdco LLC (f/k/a HCAC IV Second Merger Sub, LLC), a Delaware limited liability company and a direct, wholly owned subsidiary of HCAC, and Canoo Holdings Ltd., an exempted company incorporated with limited liability in the Cayman Islands.

Summary of Risks:

Below is a summary of material factors that make an investment in our Common Stock speculative or risky. Importantly, this summary does not address all the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. The below summary is qualified in its entirety by those more complete discussions of such risks and uncertainties. You should consider carefully the risks and uncertainties described under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K as part of your evaluation of an investment in our Common Stock.

●	We are an early stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.
●	We may be unable to adequately control the costs associated with our operations.
●	We have yet to achieve positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.
●	Our financial results may vary significantly from period to period due to fluctuations in our operating costs, product demand and other factors.
●	Our business plans require a significant amount of capital. In addition, our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.
●	Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.
●	We previously identified material weaknesses in our internal control over financial reporting. Although some weaknesses have been remediated, if we are unable to remediate the remaining material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.
●	If we fail to manage our growth effectively, we may not be able to design, develop, manufacture, market and launch our electric vehicles ("EVs") successfully.
●	Our ability to develop and manufacture EVs of sufficient quality and appeal to customers on schedule and on a large scale is unproven and still evolving.
●	We have no experience to date in high volume manufacture of our EVs.
●	We will depend initially on revenue generated from a single EV model and in the foreseeable future will be significantly dependent on a limited number of models.
●	We may fail to attract new customers in sufficient numbers or at sufficient rates or at all or to retain existing customers.
●	We may experience significant delays in the design, production and launch of our EVs, which could harm our business, prospects, financial condition and operating results.
●	Increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion battery cells, could harm our business.

●	A consumer subscription model is different from the predominant current distribution model for automobile manufacturers, which makes evaluating the impact of a subscription model on our business, operating results and future prospects difficult. In addition, the novel approach of offering a subscription directly from an OEM may never achieve the level of market acceptance necessary to achieve profitability.
●	We face legal, regulatory and legislative uncertainty in how our go-to-market models will be interpreted under existing and future law and we may be required to adjust our consumer business model in certain jurisdictions as a result.
●	The automotive market is highly competitive, and we may not be successful in competing in this industry.

PART I

ITEM 1. BUSINESS

OVERVIEW

Canoo is a mobility technology company with a mission to bring EV’s to everyone. We have developed a technology platform that we believe will enable us to rapidly innovate, and bring new products addressing multiple use cases to market faster than our competition and at lower cost. Our vehicle architecture and design philosophy is aimed at driving productivity and returning capital to our customers. Our software and technology capabilities packaged around a modular, customizable product will fundamentally alter the value proposition across a vehicle’s life.

Our Multi-Purpose Platform (“MPP” or “platform”) is a self-contained, fully functional rolling chassis that directly houses all of the most critical components for operation of an EV. These include our in-house designed proprietary performance electric drivetrain, our battery systems, our advanced vehicle control electronics and software and other critical components, which all have been optimized for functional integration. Both our (1) true steer-by-wire system, believed to be the first such system applied to a production-intent vehicle, and (2) our flat composite leaf-spring suspension system are core components of our platform's unique functionality, enabling the development of a broad range of vehicle types and use cases due to the chassis’ flat profile and fully variable steering positions. All of our announced vehicles will share the same platform paired with different cabins, or top hats, to create a range of uniquely customized and use case optimized purpose-built mobility solutions targeting multiple segments of the rapidly expanding EV marketplace.

Unlike most of our peers, which are at the early stages of their vehicle development cycle, prior to our December 2020 public listing, we had already invested more than $250 million and passed critical milestones in developing and testing of our platform and product:

●	Developed first Beta prototype in just 19 months from our inception in November 2017.
●	Expanded our Beta fleet to 32 properties and 13 drivable units.
●	Completed over 70 physical crash tests on our chassis platform and the Lifestyle Vehicle configuration.

Importantly, the crash tests conducted on our platform will also aid us in more rapidly bringing our future vehicle models to market, as the majority of research and development and a significant portion of crash structure is integrated into the platform design. We believe this provides a critical advantage over our competitors in terms of required capital deployment and program development timing. The team has now moved into Gamma development on the Lifestyle Vehicle, putting us one step closer to bringing our first product to market in 2022.

With the addition of our Executive Chairman and consistent with a focus on continuing to develop proprietary technology, our recently formed Rapid Innovation team has accelerated the research and development of several prototype configurations. We will continue to seek out new use cases and applications currently not addressed by any of our peers or other market participants. This work has directly enabled us to design, develop and ultimately present to the public our Multi-Purpose Delivery Vehicle (“MPDV”), which was revealed in December 2020, and more recently the segment defining Canoo Pickup, which was revealed in March 2021.

Technology

The remarkable utility and modularity of our platform is enabled by a number of key technological advancements and critical design decisions made by us, providing distinct advantages over competitor offerings:

All Critical Vehicle Components Integrated into a Compact Platform:

We approached the development of our platform with a strong emphasis given to functional integration, meaning that any given component fulfills as many functions as possible. The result is a considerable reduction in the required total number of parts, thus reducing the platform size and weight and ultimately enabling a more cost-effective and operationally efficient chassis.

Our in-house developed, proprietary platform architecture directly houses all of the most critical components, including:

●	Advanced fully electric drivetrain, offering single and dual motor configurations adjustable for differentiated use cases;
●	Proprietary battery compartment which incorporates battery modules directly into the platform design, allowing for cost and mass savings for multiple battery pack sizes and arrangements.
●	Compact and efficient motors, designed to share space with our composite leaf spring suspension system to maintain the platform's unique flat profile;
●	Bi-directional onboard charging, delivering power on the go;
●	Custom developed primary electronic control units (ECUs), enabling software and hardware features;
●	Primary crash absorption structures, reducing the number of crash tests required to certify subsequent top hats; and
●	Scalable and modular electrical and network architecture, to future-proof for rapid innovation in ADAS and autonomous vehicle systems.

Built Inside Out for Modularity and a Longer Useful Life:

Utilizing the platform for different use cases, we enable modularity that can be further enhanced with software and hardware accessories, to provide greater return on capital over a vehicle’s total useful life.

Our platform was designed fully in house and without reliance on external licensing arrangements, with key features supporting modularity:

●	The platform supports dual, front or rear motor configurations capable of delivering more than 500 horsepower, based on current electric engine technology.
●	The platform was designed with upgradeability, service, maintenance and repair in mind to minimize total cost of ownership, extend the useable life of the vehicle and enable higher quality and customizability for 2nd, 3rd and 4th users.
●	Customer insights based on vehicle data and analytics.

Enabling Maximum Interior Space:

EVs on the market today are designed by modifying internal combustion engine vehicle designs at the expense of space and functionality. Our platform instead optimizes the unique benefits of EV architecture with a flat design, made possible by two critical features:

●	Market’s first true steer-by-wire system, enabling flexibility on positioning of the steering unit.
●	Composite leaf spring suspension system, which significantly lowers the vertical footprint of the chassis.

These design advantages create an overall flat platform architecture, maximizing usable interior space in the cabin while continuing to provide optimal ride and handling. In addition to our consumer vehicles, the platform supports a range of use cases, including pickup trucks and commercial delivery vehicles, with class-leading spatial efficiency.

Lower Cost, Faster Time to Market, and Improved Manufacturability:

With our unique, highly modular platform architecture, we anticipate that we will be able to significantly reduce the cost and development time for future vehicle models:

●	By leveraging our modular platform, we anticipate that new vehicle models can be developed in as little as 18 to 24 months.
●	The platform can be manufactured on an entirely independent basis, or in parallel with a vehicle top hat, which will:
o	Facilitate more efficient production at scale.
o	Provide flexibility with launching new use cases and geographies.

Products and Strategy

With the addition of seasoned public company leadership and the closing of our Business Combination and capital raise, we are able to calibrate towards long-term growth and expanding the total addressable market for our products. We are positioning to execute on our vehicle launch plans as well as continue our rapid platform research and development efforts into new vehicle types and use cases. A positive market outlook, supported by secular trends is further solidified by the new US administration’s fresh focus on EVs, sustainable mobility and infrastructure development. In addition, the continuing transition in the global automotive industry towards EVs both on the demand and supply side, offers us an incredible opportunity to lead the market with our MPP, our software-and hardware-based approach to mobility, and our unique focus on use case specific capital return across the ownership lifecycle.

The versatility and modularity of our platform is illustrated by the multiple use cases that can be served by our vehicle lineup. Our initial upcoming vehicle pipeline currently includes the following:

●	In mid-2022, we will launch our first consumer vehicle, the Lifestyle Vehicle, offering a targeted EPA estimated range of 250+ miles, a 300 horsepower electric motor base configuration and a charging time of 20 to 80 percent in 28 minutes. Enabled by our uniquely flat modular platform, the Lifestyle Vehicle challenges the traditional notions of automotive shape and functionality, comfortably seating 7 passengers on a compact footprint comparable to a Volkswagen Golf.
●	The first of our series of Multi-Purpose Delivery Vehicles, the MPDV1, was announced in December 2020 and is currently expected to launch with limited production availability starting in 2022, and serial production launching in 2023. The MPDV1 is designed to cater to the needs of small businesses and last-mile commercial fleets, delivering best-in-class spatial efficiency, with over 200 cubic feet of total cargo volume, on a compact vehicle footprint ideal for easy maneuverability in urban environments. Our full lineup of Multi-Purpose Delivery Vehicles¸ which are expected to be offered in a range of length and height variations to address different market segments, are designed to be business-ready, driving productivity and offering owners a total cost of ownership profile maintenance and repair, use case specific customizable interiors, and features such as an onboard “power plant” to plug in work tools on the go.
●	Most recently in March 2021, we revealed the Canoo Pickup, a versatile extended cab pickup truck purpose-built for use case configurability. Built on the same multi-purpose platform as our other vehicles, the Pickup will offer performance specs designed to support professional uses cases, featuring an 1800 lb. payload capacity, single or dual motor configurations, and a targeted EPA estimated range of 200+ miles. Lined with trim and materials selected for durability, the vehicle will also offer seating configurations for up to 4 people, as well as an array of innovative features and add-ons, such a pull-out flatbed extension, integrated work and storage spaces, and charge ports, designed to help commercial and consumer customers do more with their vehicles. Pre-orders on the Pickup will be opening in the second quarter of 2021, with deliveries anticipated to begin as early as 2023 based on market demand.

As an emerging growth company, it is part of our core ethos to constantly innovate, and we view business transformation and growth as key factors of success. In transitioning from a private to public company, we are also working hard to mature our business by expanding our operations with recent hires of key personnel in areas such as manufacturing, software development and finance. In the coming year, we anticipate that we will broadly grow our sales and marketing efforts, evaluating the appropriate opportunities for both sales and/or subscription of our vehicles in new markets. Under the direction of our expanded public-company leadership team, we will continue build out a multi-faceted go-to-market strategy to optimize both financial return and customer experience in each of our target markets.

MARKET OPPORTUNITY

The demand for EVs is increasing rapidly among both B2C and B2B markets. In the passenger EV market in the United States, demand is expected to grow at a 26% CAGR from 2019 to 2028, according to EVAdoption, with particularly high rates of growth anticipated within urban areas. Likewise, as companies are increasingly pressured by both regulators, consumers, and environmental, social and governance stakeholders to reduce their carbon footprint, the adoption of EVs among businesses, including commercial delivery vehicles, is also expected to see a dramatic increase, and this shift is projected to be led by the light commercial vehicle segment, a significant initial target segment for us. The demand for EV light commercial vehicles in the United States, Europe and China is expected to grow at a 33% CAGR from 2019 to 2028, according to BloombergNEF.

B2B — COMMERCIAL VEHICLES

Significant Growth Anticipated in the Last-Mile Delivery Market

According to eMarketer, the North American e-commerce market is projected to grow at a 13% CAGR (2020 – 2022E), reaching approximately $1 trillion in scale by 2022. This has led to a comparable growth in-kind for the transportation services and logistics providers that support e-commerce. The growth and increase in efficiency of e-commerce has also resulted in a change in consumer expectations with e-commerce providers increasingly pushing from delivery of packages in two days to delivery provided within hours. This change is expected to result in an increase in demand for smaller delivery vehicles that can efficiently execute smaller volume and more frequent delivery routes. As a result, the last mile delivery market in North America is also expected to reach $51 billion in scale by 2022, riding a CAGR of 14% (2020 – 2024E), according to TechNavio. With relatively low EV penetration today, a significant growth opportunity exists with fleet owners needing to respond to the increasing pressure from consumers and regulatory bodies to reduce their carbon footprint.

While a number of EV companies have recently announced plans to produce delivery vehicles, the last mile delivery market is an entirely distinct segment and classification of vehicle differentiated from larger and midsize delivery vehicles and trucks. Last mile delivery vehicles are generally from the light commercial vehicle segment, many of which are Class 1 vehicles and operate in predominantly urban environments (thus requiring a compact size and maneuverability) with diverse use cases. Class 1 vehicles carry the same stringent regulatory and crash testing requirements required of passenger vehicles, and our platform, which is specifically designed for Class 1 vehicles and shared with our passenger vehicles, has been validated to support these crash requirements. These same crash requirements are not applicable to medium and heavy duty commercial vehicles, which therefore presents a high barrier to entry for many new market entrants who produce vehicles for these heavier commercial segments (as comprehensive crash testing requires development of an entirely new chassis, effectively started from scratch). Similarly, expertise in heavier commercial vehicle development does not directly translate to producing vehicles capable of satisfying passenger and light duty vehicle crash test requirements. Our platform has been specifically designed to support crash requirements for multiple vehicle profiles in the passenger and light duty commercial spaces. With our platform going through crash validation in the Lifestyle Vehicle program, the ability to meet full crash requirements therefore offers us a strong advantage in the last mile delivery space versus many of our potential competitors.

Compelling EV Early Mover Opportunity

We believe this last mile delivery segment represents an untapped market with strong demand for an attractive, flexible EV option. Further, the transition of existing and new last mile delivery fleets to all EVs is expected to be a significant trend in the short-term period, according to McKinsey. According to Bloomberg NEF, light duty commercial vehicles, such as last mile delivery vehicles, will be the first commercial vehicles to transition to electric, as compared to medium and heavy duty commercial vehicles.

In addition, according to Bloomberg NEF, drive trains for light duty commercial vehicles will also see the greatest surge in demand for electric drivetrains among all commercial vehicles (by a significant margin). Our development of our uniquely compact powertrain offers a future licensing opportunity in the segment.

A number of important factors are contributing to the trend of growth in the electrification of the light duty commercial vehicle segment. Retailers, logistics companies and other corporations are being encouraged by their customers to reduce their carbon footprints, and therefore these companies will be highly incentivized to transition their existing fleets or new vehicle purchases toward EVs. In addition, regulations in many cities, states and countries are also encouraging a shift away from — or in some cases banning — fossil fuel-powered vehicles, with many of the earliest of these regulations targeted at buses, trucks and delivery vehicles.  On a national level, the Biden-Harris administration has announced plans to put the United States on a path to achieve net-zero emissions, economy-wide, by no later than 2050.  The Biden-Harris administration envisions investments in infrastructure including roads, bridges and electricity grids; the auto industry to create jobs in auto manufacturing, the supply chain and electric vehicle charging stations; transit to provide for zero emission public transit options; the power sector to achieve a carbon pollution-free power sector by 2035; and innovation to drive dramatic cost reductions in critical clean energy technologies, including battery storage. In early 2021, President Biden signed an executive order that mandates the replacement of all civilian federal vehicles, over 600,000 vehicles, with U.S.-made clean and zero-emission vans, trucks and passenger vehicles; meanwhile, the administration has also announced a goal of building more than 500,000 EV chargers across the United States and has expressed its support for an expansion of federal tax credits and incentives targeted at EVs and EV manufacturing. We believe the Biden-Harris administration’s strong support for EVs and renewables will encourage an even more rapid shift from to EVs in the United States, particularly in the commercial vehicle market.

In addition, states and local governments have begun to roll out their own legislation banning combustion engines. For example, in September 2020, Governor Gavin Newsom of California signed an executive order mandating that 100% of in-state sales of new passenger cars and trucks be zero-emission by 2035, and 100% of medium- and heavy duty vehicles sold and operated within the state be zero-emission by 2045. Fifteen additional U.S. states and Washington, D.C. have announced that they also intend to follow California’s lead in switching all heavy duty trucks, vans and buses over to running on electricity, with potentially more to follow suit in coming years. These trends are also evident in Europe and other major global markets which we are targeting. For instance, Norway has announced the ban of combustion engine sales by 2025, while Sweden, Slovenia, the Netherlands, Israel, Ireland, Iceland and Denmark have announced bans by 2030, the U.K. by 2035, Singapore, France and Canada by 2040 and Costa Rica by 2050. Washington, D.C. have announced that they also intend to follow California’s lead in switching all heavy duty trucks, vans and buses over to running on electricity, with potentially more to follow suit in coming years.

We are well positioned to capitalize on these macro tailwinds and market needs through an all-electric solution that offers maximized cargo volume in an efficient, urban-friendly footprint. We developed our MPDV1 by utilizing direct engineering carryover from the platform and Lifestyle Vehicle programs. We believe this has three distinct competitive advantages. First, our battery module configuration, together with our proprietary powertrain system, enable superior range efficiency. Second, our proprietary platform architecture and steer-by-wire technology allow for multiple cabin configurations and superior interior space for storage, while also allowing for support of greater cargo capacity relative to the vehicle’s dimensions. Finally, our platform and the MPDV1 were designed and engineered with durability and ease of service and repair in mind, which is a necessity for driving conditions in the commercial vehicle market and a key determinant of a vehicle’s residual value.

B2C — PASSENGER VEHICLES

Highly Attractive Passenger EV Market in the United States

According to Bloomberg NEF, global sales of new passenger EVs are expected to grow from 2.7% of total vehicle sales in 2020 to 10% and 58%, in 2025 and 2040, respectively. Consumers, facing the growing threat of climate change and becoming more confident in improved EV range and the broader expansion of EV charging infrastructures, are increasingly looking to an EV as their next vehicle. Consumers in urban areas, in particular, have shown the highest levels of demand.

Demand for passenger EVs in the United States, specifically, is expected to rapidly grow at a 26% CAGR (2019 to 2028) and reach over 3 million EVs on the road by 2028, according to EVAdoption. Significant upside in the passenger EV segment remains as the penetration of EVs in the United States as a percentage of total annual passenger vehicle sales is expected to still be under 3% in 2022, according to data from Bloomberg NEF, presenting substantial growth prospects for our passenger vehicle offerings. California’s outsized market share and EV-friendly customer base offer a unique opportunity for an initial EV product rollout.

Battery and battery-related costs comprise the most expensive components of an EV, and according to Bloomberg NEF, the falling lithium-ion battery price is the most important factor affecting EV penetration in the future. Average lithium-ion battery price has fallen by 87% to $156/kWh from 2010 to 2019, and Bloomberg NEF data shows that the cost of lithium-ion batteries is expected to fall as low as $61/kWh by 2030. It is expected that the falling battery price will allow EVs to reach initial vehicle price parity with comparable internal combustion vehicles by mid-2020s in most segments.

The scalable design and modularity of our platform reinforces the ability to introduce a variety of B2C focused vehicle cabin configurations at lower development costs while accelerating our go-to-market timing. Our initial and future B2C vehicles, built on top of our platform, present a strong opportunity to capitalize on significant demand for passenger EVs.

PRODUCT OFFERINGS

Our product strategy is underpinned by a use-case driven approach focused on delivering productivity to our customers. With an emphasis on designing and engineering feature sets that satisfy specific and individualized customer needs, we believe we can build a unique and differentiated brand proposition. Further, our focus on modularity, on both the hardware and software levels, will empower the 2nd, 3rd and 4th users of the vehicle to customize and connect with their automobiles. We think this approach will build long-term brand value and maximize the utility of an EV platform, which fundamentally offers lower wear and tear with significantly fewer mechanical components. Above all, our customers will benefit from a lower and highly competitive total cost of ownership.

We have established a multi-faceted go-to-market approach targeting both multiple different use case and market opportunities, substantially expanding our total addressable markets and access to growth avenues, while diversifying our business and revenue profile. Our flexible strategy is uniquely underpinned by our versatile Multi-Purpose Platform, which minimizes new development expenditures and engineering costs, and can be leveraged to capitalize on demand opportunities for multiple use cases and applications by more efficiently allocating capital to meet market demand.

MULTI-PURPOSE DELIVERY VEHICLE

We will leverage our modular platform with our existing powertrain, electrical architecture and thermal system to produce B2B delivery vehicles for small businesses and the last mile delivery segment. These customers may include independent contractors, service technicians, retailers, large corporations, logistics companies, or fleet managers, among others.

Last mile delivery vehicles operate in predominantly urban environments (thus requiring a compact size and maneuverability) and their use cases are more diverse. Importantly, last mile delivery vehicles, which fall under the light duty commercial vehicle segment, also carry the same stringent regulatory and crash testing requirements required of passenger vehicles. Our platform has been specifically designed to support crash requirements for multiple vehicle profiles in the passenger and light duty commercial spaces. With our platform going through crash validation in the Lifestyle Vehicle program, the ability to meet full crash requirements therefore offers us a strong advantage in the last mile delivery space among many of our potential competitors.

Further, with our proprietary flat architecture, delivery vehicle top hats on top of our platform are expected to offer class-leading cargo volume on a small footprint ideal for making deliveries in crowded or narrow urban streets and alleyways. Leveraging this spacious interior volume and the modularity of the platform, we are well positioned to offer multiple different commercial vehicles in less time and on a cost-competitive basis. Our true steer-by-wire design, an industry first, also allows us to easily adjust seating positioning in different cabins, as well as seamlessly integrate right-hand drive in applicable jurisdictions. Through this innovation, we have positioned ourselves extremely well to address the massive growing need for fully electric delivery vehicles aided by legislative tailwinds that will increasingly bar gas engine delivery vehicles from the world’s cities over the next decade.

The result of tailoring our platform for small businesses and the last mile delivery market is our Multi-Purpose Delivery Vehicle program, specifically the MPDV1, which we revealed in December 2020 with an estimated limited production availability in 2022 and estimated serial production launch in 2023. Our MPDV1, our smallest Multi-Purpose Delivery Vehicle, is expected to offer leading spatial efficiency, offering up to approximately 6.0 cubic meters of cargo volume on a compact 4.6 meter footprint, ideal for operation in tight urban environments and small business uses and offering a greater potential return on capital for customer.

Our Multi-Purpose Delivery Vehicle lineup is also being developed to be offered in a range of length and height variations to address different market segments. Unique body design for cabins built on our platform can be modified as required to facilitate dimensional, performance and cost requirements.

We are also in discussions with certain large OEMs who wish to enter the space but who focus primarily on medium or heavy duty commercial vehicles. The stringent crash requirements applicable to light duty vehicles are not applicable to medium and heavy duty commercial vehicles, which therefore presents a high barrier to entry for many new market entrants who produce vehicles for these heavier commercial segments and wish to enter the light duty vehicle segment (as comprehensive crash testing requires development of an entirely new chassis, effectively started from scratch). Similarly, expertise in heavier commercial vehicle development does not directly translate to producing vehicles capable of satisfying passenger and light duty vehicle crash test requirements.

PICKUP

In March 2021, we revealed the development of our all-electric pickup truck, with deliveries currently estimated to begin as early as 2023 based on market demand. The Canoo Pickup is an extended cab vehicle, offering performance specs to support professional use cases. The vehicle utilizes our proprietary platform to offer maximum space on a small footprint, with dual and rear motor configurations, a targeted EPA estimated range of 200+ miles, up to 550 lb.-ft of torque, and an 1800 lb. payload capacity. Lined with trim and materials selected for durability, the vehicle will offer two seats in the front with a customizable rear compartment that can accommodate two additional seats or support additional purpose-built use case configurability.

Our Pickup was purpose built to be versatile and incorporate an array of innovative features, designed to help commercial and consumer customers do more with their vehicles, including: a pull-out bed extension (expanding the truck bed from six feet to eight feet), integrated worktables in the front and bed of the vehicle, a bi-directional onboard charger and multi-accessory charge ports to charge customer’s work tools and devices, numerous spaces for cargo storage, advanced lighting, durability and stability to support safe operation of the vehicle, and integrated tow hooks and metal skid plates. A wide variety of accessories, such as optional roof racks, camper shells, and modular bed dividers and stowage solutions will also be made available so that customers can customize the Pickup to their particular needs, whether you use it for work or adventure.

LIFESTYLE VEHICLE

Our Lifestyle Vehicle is the result of a completely re-engineered vehicle design, eliminating wasted space throughout the vehicle and providing exceptional utility to the user. By capitalizing on EV architecture, our lifestyle vehicle eliminates compartmentalization and manifests an impression of “an urban loft on wheels.” Featuring more interior passenger volume than a large SUV and an exterior footprint comparable to a VW Golf, the Lifestyle Vehicle accommodates space for seven people. Preliminary specifications for the lifestyle vehicle include a targeted 250 mile EPA estimated range, fast charge time of 28 minutes from 20% to 80% capacity, seven seats and a 300 horsepower rear wheel drive electric motor. Our Lifestyle Vehicle was publicly unveiled in September 2019 and was met with widely positive reception by both media coverage as well as the general public.

Designed to offer a bold and new experience, our Lifestyle Vehicle is all about maximizing space and comfort for the consumer. The extensive glass coverage and visibility provides an airy, uncluttered experience for all passengers. The vehicle effectively delivers an additional living space for the consumer with bench seating and a spacious interior. Further, with autonomous driving becoming more prevalent, there will be more use cases inside the vehicle, as autonomous driving eventually negates the need for a driver’s seat altogether. This additional interior space also enables a more comfortable ride for passengers, more room for entertainment and lounging, and increased storage.

Each customer is expected to have various options to make the Lifestyle Vehicle feel like their own unique vehicle, including the potential for a customer to “wrap” their vehicle in custom skins and a novel pegboard system that offers a fun way for users customize the sidewall with various options and accessories that will be offered by us or licensed third parties.

This ability to uniquely customize the exterior and interior will make each Canoo vehicle feel purpose-built for each customer and feel “new” irrespective of actual vehicle age. Customization for each consumer empower the 2nd, 3rd and 4th users of the vehicle to personalize their automobiles, increasing satisfaction as well as resulting in an increase in residual value. Wraps and accessories can also provide an important additional revenue stream for us, as well as a unique opportunity for customer acquisition through potential product customization for small and large business alike.

The Lifestyle Vehicle takes advantage of the interior space offered by our platform by incorporating an interior unlike anything available on today’s market. All seating is designed to look and feel more like furniture instead of traditional car seating. The rear seats have been designed similar to a lounge sofa and the front seats take inspiration from mid-century modern chairs, creating a relaxing living room atmosphere.

The Lifestyle Vehicle will also feature true steer-by-wire technology, a minimalist concealed infotainment panel, seamless mobile phone and device connection and over the air vehicle software updates. The Lifestyle Vehicle will also feature Level 2.5 Advanced Driver Assistance Systems, or ADAS, with compatibility for more advanced levels of autonomy; rather than betting on a particular technology/provider, the vehicle is uniquely integrateable with third party next-gen autonomy sensors and software, positioning the vehicle to be able to evolve and adapt to the next generation of automotive technology.

The Lifestyle Vehicle will be our first vehicle to start production and is targeted for a mid-2022 launch. In just 19 months, we were able to develop a fleet of 13 advanced drivable Lifestyle Vehicle prototypes, and we have validated our platform and Lifestyle Vehicle engineering and design for production with over 70 physical crash tests performed to date.

FUTURE PRODUCTS AND MARKET OPPORTUNITIES

New Vehicle/Segment Offerings

We believe that our modular platform architecture offers us a significant competitive advantage by enabling lower development costs, accelerated commercialization timing and the efficient allocation of capital. In addition to our announced vehicle configurations, we are actively exploring other vehicle opportunities, such as:

●	New vehicles segments, such as sedans, SUVs, luxury and performance vehicles, among others;
●	Special purpose fleet applications (universities, corporate campuses, airports, etc.);
●	Government services and municipal transit fleets; and
●	Ride-sharing or shared mobility applications

Rapid Innovation Team:

Canoo’s recently developed Rapid Innovation Team is a cross-disciplinary team that was established to rapidly develop and assess new product concepts for commercial viability and engineering feasibility.

Before a major investment of time and capital, a series of quick but thoughtful sprints take a project to what is called the “zero line,” in order to gain human and financial resource support from the rest of the Company and take the idea from potential product to probable viability.

●	The process is structured in three-to-six-month sprints, the ultimate output of which is typically a full CAD package and drivable prototype, ready to progress to industrialization and commercialization phases.
●	Each sprint is structured as a competitive process in which three or more product and design teams separately generate concepts responding to the identified market opportunity, driven by input from our product planning and corporate development teams.
●	Sprints proceed along a process of natural selection, where at pre-defined milestones, teams present to cross-department committees, who then select top ideas, disband resources assigned to losing ideas, and reallocate resources or approve additional capital toward winning concepts to strengthen the teams for the next phases. Losing ideas are archived for future use or application of the underlying intellectual property for other applications that are better suited.

Key phases in the process include: (i) product definition; (ii) use case development; (iii) photoreal visualization; (iv) engineering input and early feasibility evaluation; and (v) manufacturing, serviceability, quality, and aftermarket diligence.

Our management team, product planning and corporate development functions can each trigger the Rapid Innovation process upon identification of a potential market opportunity. Through our Rapid Innovation Team, we are able to quickly develop new products and vehicle configurations, efficiently create product roadmaps and evaluate feasibility, and redeploy capital efficiently to take advantage of new market opportunities.

Attractive Future Market Opportunities:

President Biden’s announcement of plans to replace the U.S. government’s fleet of cars in trucks with electric vehicles offers a clear opportunity for additional demand for multiple different kinds of vehicle types and use cases. State and municipal government demands and needs are likely to follow with continued regulatory support for the transition of government fleets to EVs.

With Uber and Lyft recently announcing their intention to have all vehicles offered through their platforms be electric by 2030, the need for EVs suited to ride-sharing applications is clear. An EV that can offer maximum space on a small footprint is well suited to meet the demand for more passenger space in combination with maneuverability in urban driving.

We expect that we will be very well positioned to take advantage of these additional B2B opportunities as well as others as they arise because our core platform provides unique flexibility as well as opportunity for customization for specific use cases faster and at lower cost. In addition, importantly, the vehicles required for many of these applications, particularly in ride-sharing, will benefit from the attributes already engineered into our Lifestyle Vehicle, because it:

●	is purpose-built for urban driving;
●	provides a unique and exceptional passenger centric experience (with seamless mobile phone/app integration);
●	maximizes interior space to accommodate larger groups or cargo;
●	affords easy in/easy out access;
●	can be customized through the use of “wraps,” pegboard accessories and other features;
●	may facilitate flexible lease or subscription options, which includes ease of refurbishment and cleaning;
●	incorporates timeless design and a consistent “newness” factor;
●	is built to reduce ongoing repair and maintenance costs; and
●	provides enhanced vehicle durability and longevity.

We also believe that our team also has the engineering expertise, in combination with our high-performance proprietary powertrain technology, to develop a unique platform for larger commercial vehicles and we are actively exploring the opportunity. In the future, we also expect to launch a larger variant delivery vehicle that will be in the class 3 truck category.

Autonomous Vehicle Development

Another area of opportunity is the rapidly developing industry for autonomous driving and related technology. The world’s largest technology and automotive companies are engaged in large-scale projects related to autonomous driving initiatives and other future mobility projects. According to AlixPartners, an estimated $75 billion is projected to be deployed between 2019 and 2023 on autonomous driving development. Autonomous driving and related technologies represent an ideal opportunity for our platform, which utilizes our true steer-by-wire system and is purpose built with the electrical and computing infrastructure needed for seamless integration with advanced autonomy systems as they evolve. Our platform is designed to allow autonomous vehicle technology companies to easily integrate their hardware suites and software stacks, facilitating rapid development and commercialization efforts. We believe that establishing and fostering these partnerships now will open the door for strong future revenue opportunities. We are already actively establishing these connections and exploring these opportunities with potential partners who we believe are well positioned to be the future leaders in the autonomous technology sector.

Engineering and Technology Partnerships

Our technology portfolio and engineering expertise may offer a unique opportunity to generate additional streams of revenue. We expect to pursue these opportunities when in alignment with our business goals, efficient allocation of our time and capital resources and the protection of our intellectual property. There is a significant market for engineering and technology partnerships among legacy OEMs who lack the expertise to develop an electric powertrain at the pace needed to capitalize on the rising regulatory requirements and global demand for EVs. We are at a distinct competitive advantage to capitalize on this growing demand. In fact, whereas other new EV entrants are forced to license key technologies and/or outsource primary engineering development to larger OEMs, we have already received significant OEM interest in our platform architecture, underlying technologies and our team’s expertise in platform engineering, powertrains and vehicle design. Our in house-designed components also present an opportunity for additional revenue as the demand for modifying existing ICE vehicles and designs for electrification increases in order to meet ambitious targets and mandates set around the world for electrification. This experience and advanced progress have garnered the attention of prospective collaboration partners, including leading global automotive OEMs. In February 2020, we entered into an agreement with Hyundai Motor Group to co-develop a future EV platform based on our modular and scalable platform technology, providing further validation of our technical leadership.

SALES AND DISTRIBUTION STRATEGY

Our mission is to bring electric vehicles to everyone. We are building an accessible product to make all of our customers – whether commercial or consumer – more productive. Our goal from a sales and distribution strategy is to provide a frictionless experience that puts our products in the hands of customers seamlessly and efficiently, in the manner that works best for their lifestyle and purchasing habits. In doing so, we are exploring a multi-pronged and data-driven approach.

Sales. We expect to offer direct sales for fleets and volume orders. In select regions, we are also exploring sales of commercial and consumer vehicles through alternative distribution channels, including existing franchised dealerships, third-party vehicle showrooms and online sales aggregators, which may offer access to existing markets and sales channels, reduce capital expenditure, and allow for more rapid and seamless expansion to new markets, both urban and non-urban.

Subscriptions. Our vehicle subscriptions, in the markets where we offer them, will present consumers with a month-to-month and commitment free, alternative to vehicle ownership, similar to a flexible lease.

In addition, we plan to where possible leverage third-party service and maintenance, whether through independent service providers or dealer networks, so owners of our vehicles can receive fast and seamless service wherever they are. As a technology-forward company, much of our maintenance will be done via over-air software updates. Our customer journey software will ensure that throughout the course of a vehicle’s life, from production and delivery to its first drive and service visit, each event is recorded so that the owner has the most up-to-date and accurate information.

We also anticipate that a significant future revenue channel for us will be sales and licensing of secondary market or aftermarket products, such as vehicle accessories, wraps, and other customizable add-ons. Through thoughtful design choices, such as our unique vehicle peg boards which can be accessorized with any number of attachments and fastenings for add-ons such as roof racks, additional storage and even a camper, our vehicles have been purpose-built to be modular and customizable, so that each customer, even downstream customers, will have the chance to personalize the vehicle for their own uses or aesthetic preferences. We anticipate that both direct and third-party partners, such as dealerships, will also support our customers for purchase and installation of our growing catalog of secondary and aftermarket products.

COMPETITIVE STRENGTHS

Proprietary EV Platform

We have designed what we believe to be the world’s most modular, flattest, production-ready EV platform, the Multi-Purpose Platform, or MPP, purposefully engineered to provide maximum passenger and cargo space on a small vehicle footprint. The platform’s modularity supports a wide range of vehicle applications and use cases. With a single platform, we expect to be able to enable the production of our Lifestyle Vehicle, MPDV1, Pickup, and sport sedan, among other additional vehicle variants. By using one interchangeable and uniquely versatile platform as the foundation for multiple vehicles, we expect to reduce both time and expense in research and development, testing and manufacturing, thereby enabling us to develop and scale future vehicle programs faster and at a significantly lower overall cost. In addition, by allowing us to much more rapidly develop and bring new products to market, our platform architecture will enable us to more efficiently allocate capital to meet current and evolving areas of demand and margin opportunities.

Notably, our team also has the in-house capabilities to design and engineer innovative top hats, developed for seamless integration with our core EV platform. We believe our capacity to develop vehicle top hats, with an expert team focused on manufacturability and execution, will afford us a competitive advantage for rapid development and scaling of our own current and future vehicle programs.

Cost-Effective and Proven Technology

As a relatively new entrant to the EV space, we were able to forge our go-to-market strategy without the engineering constraints and bureaucracy often ingrained in traditional OEMs. At the same time, our world class management team has an established record of successfully designing, engineering and launching vehicles and technology products at scale. The culmination of these aspects resulted in developing technology not only tailored to the needs of EVs but also designed with scalability and affordability in mind. Poor engineering choices and inefficient manufacturing processes have impacted the affordability of the EVs that certain competitors have brought to market, which we believe limits market penetration and platform optionality. We have lowered the cost of bringing new vehicles to market by leveraging our proprietary architecture in order to reduce the vehicle’s bill of materials and simplify manufacturing processes, ultimately translating to more attractive pricing for our customers and a wider addressable target market in both the mid- and premium- tiers of the consumer and commercial vehicle markets.

Since our inception, we have demonstrated an ability to consistently deliver on major commercial milestones with tangible development progress and results. To date, we have successfully designed and developed initial prototypes for four different vehicles. We successfully designed, developed and produced a Beta prototype of our first vehicle, the Lifestyle Vehicle, within 19 months and with an investment of approximately $250 million, a process that could take three to five years and require billions of dollars for some of our competitors or traditional OEMs to undertake. Since then, we have grown our Beta fleet to 32 properties and 13 drivable prototypes incorporating our platform and we have completed over 70 physical crash tests validating the accuracy and utility of our predictive computer-aided engineering (“CAE”) crash modeling. Our engineering team was able to achieve this industry leading speed and efficiency because of work borne out of a culture of rapid collaboration as well as years of EV-specific engineering experience. The team has now moved into Gamma development, putting us one step closer to bringing our first vehicle to market.

Our success has quickly garnered the attention of prospective customers, including leading global automotive manufacturers. In February 2020, we entered into a strategic partnership agreement with Hyundai Motor Group to co-develop a future EV platform based on our modular and scalable platform technology, providing external validation of our technical leadership.

Intellectual Property Portfolio

We have significant in-house capabilities in the engineering and development of EVs, vehicle components, electronics and software. Our research and development efforts have resulted in a strong intellectual property portfolio, and we have filed for patent protection on numerous of our key inventions, including the platform and critical powertrain, suspension and battery technologies, among others. In addition, we also have a world-class in-house vehicle design team capable of producing bold and innovative new vehicle designs to cater to the modern EV consumer.

TECHNOLOGY

Our Technology

Our core technological competencies are platform engineering, powertrain engineering, software engineering, connected vehicle engineering and enhanced vehicle manufacturability.

The Multi-Purpose Platform— A Modular EV Platform

We have designed what we believe to be the world’s most modular, flattest production-intent EV platform, purposefully engineered to provide maximum passenger and cargo space on a small vehicle footprint and modular to support a wide range of vehicle configurations and use cases in the consumer and commercial markets. All of our EVs will be able to share the same core platform and utilize different cabins, or top hats, that can be married on top to create unique vehicle lines.

Overall Platform Architecture

The remarkable utility and modularity of our platform is enabled by a number of key technological advancements and critical design decisions made by us, providing distinct advantages over competitor offerings:

All Critical Vehicle Components Integrated Into a Compact Platform: Our proprietary platform architecture directly houses all of the most critical components of an EV, including the market’s first true steer-by-wire platform, a composite leaf spring suspension system, an advanced fully electric drivetrain, a proprietary battery compartment and battery thermal management systems, power electronics, primary electronic control units (ECUs), crash absorption structures our bi-directional charger and autonomous driving components, among others. Each of these component systems has been engineered not only for optimal performance but also for efficient packaging into our compact platform, with a strong emphasis given to functional integration, meaning that all components fulfill as many functions as possible. This has reduced the total number of parts, platform size and weight, ultimately providing for more useable interior space in the vehicle cabin and a more overall cost-effective EV offering.

A Highly Modular, Fully-Functional Rolling Chassis: Unlike other EV technologies on the market, our platform is a self-contained, fully functional rolling chassis, designed to support a broad range of vehicle weight and ride profiles and is even capable of operating independently offering a flexible range of commercial and consumer vehicle configurations. The platform supports dual, front or rear motor configurations and is capable of achieving a range of over 300 miles. This highly modular platform, we believe enables us to rapidly develop vehicles serving different market segments faster and at reduced cost, as the majority of research and development and a significant portion of crash structure is integrated into the platform design. Further, the platform was engineered for optimal production flexibility, and can be manufactured on an entirely independent basis, or in parallel with a vehicle top hat, a considerable innovation in design that reduces complexity in assembly and will facilitate more efficient production at scale. By leveraging our modular platform, along with our efficient design and production process, we anticipate that new vehicle models can be developed in as little as 18 to 24 months.

Enabling Maximum Interior Space: Without an internal combustion engine, EVs have little need for a traditional engine compartment and yet, nearly all competitor vehicles on the market today have failed to innovate in this area and continue to employ conventional vehicle designs at the expense of space and functionality. Bucking this trend, our platform takes advantage of the unique benefits of EV architecture with a flat design, made possible, in part, by two critical features, our true steer-by-wire and composite leaf spring suspension systems, each described in greater detail below.

Small Footprint, Ideal for Urban Markets: The dimensions of our platform have been selected to suit the needs of most typical light duty vehicle types. Sitting on a track and wheelbase smaller (and shorter bumper to bumper) than a Tesla Model 3, the Lifestyle Vehicle will be able to comfortably seat 7 with a total passenger volume of approximately 188 cubic feet. The very same platform, sitting on the same track and wheelbase, will be able to support a range of models of delivery vehicles, with total currently anticipated cargo volume of up to 13 square meters. This compact design provides for greater space efficiency, and enhanced maneuverability in urban environments.

True Steer-by-Wire

Our platform will allow for the first true steer-by-wire vehicles on the market, eliminating the need for mechanical connections between the steering wheel and the pedals in the passenger compartment, and the wheels and braking systems located in the chassis. Steering, braking and acceleration of the vehicle will be performed entirely through electrical signal, and our system has been designed to be fully redundant (in hardware and software), ensuring continuous safe operation.

Our advanced steer-by-wire system is a critical part of our platform design and offers a number of significant advantages in vehicle design, engineering and safety. By eliminating the steering column, we are able to adjust the placement of the steering wheel to suit any cabin design and driver positioning, including to seamlessly integrate right-hand drive in applicable jurisdictions. In the Lifestyle Vehicle, for instance, this allowed us to position the driver further forward than is possible in a traditional internal combustion vehicle, thereby significantly opening up the vehicle interior on a comparatively small footprint. In our other vehicles designed around the same core platform, the steering wheel can be locatable anywhere in the vehicle cabin, offering greater design freedom and modularity.

True steer-by-wire technology offers weight savings and safety advantages. Eliminating the steering column removes a common source of serious injury in frontal collision. The technology also offers the opportunity to provide customers with a more responsive and smoother driving experience, which we are able to customize for different vehicles and driver preferences, as well as adapt to different driving conditions through software. Lastly, true steer-by-wire (specifically, our proprietary architecture in which all steering, braking and throttle functions are controllable via a secure, redundant communication framework) is essential for our longer-term vehicle strategy, paving the way for advanced autonomous driving wherein a mechanical steering column will no longer serve a central function.

Leaf Spring Suspension System

Our platform incorporates a variable leaf spring suspension system offering advantages both in terms of vehicle design and modularity. Most EVs on the road today continue to employ large conventional strut towers, coil springs and dampeners — a legacy of internal combustion engine design — that intrude into the cabin and effectively constrict the vehicle’s useable passenger space to the limited area between the front and rear suspension towers. By contrast, our platform incorporates two composite fiberglass leaf springs, mounted transversally in the front and rear of the platform. With the aid of other compact suspension components, our leaf spring suspension allows the entire suspension package to sit below the height of the tires.

These design advantages create an overall flat platform architecture, maximizing usable interior space in the cabin while continuing to provide optimal ride and roll support. The flat suspension allows for approximately 30% to 40% more interior space compared to a traditional passenger vehicle architecture of the same length. It also reduces the number of suspension parts needed in the platform, thereby reducing component cost and mass.

Importantly, our proprietary suspension system is also designed to be easily tunable to support a diverse range of additional vehicle weight and ride profiles. This modularity is critical to enabling the platform to perform optimally for multiple vehicle types.

Powertrain Systems

We have developed a complete set of high-performance powertrain systems ideally suited for our modular vehicle architecture.

Advanced Drivetrain Systems

Our electric drive unit includes a proprietary motor, gearbox, traction inverter and control software. We developed all of our powertrain systems in-house and believe we have made several important advancements. Our drive unit utilizes a proprietary interior permanent magnet motor developed to provide the highest efficiency throughout the vehicle usage spectrum.

Our drive units are integral to our modular platform development strategy, and are also distinct from our competitor offerings, in that they offer a future-forward, fully integrated design that can be utilized efficiently across multiple of our platforms and vehicles. Our platform is designed to accommodate single or dual electric motors. The rear primary unit is designed to deliver a maximum 220 kilowatts of power (300 horsepower) and 450 Newton meters of torque, and the front unit is designed to deliver a maximum 150 kilowatts of power (200 horsepower) and 320 Newton meters of torque. Efficiency of the motors is designed to peak at 97% which is optimized for urban driving environments.

Battery and Battery Management Systems

Multiple proprietary battery technologies are incorporated into our platform, including a unique battery enclosure architecture, in-house developed battery modules optimized for low cost and high energy density, thermal management technology and battery management systems.

Battery Compartment

We believe a core distinguishing feature of our platform design is the elimination of a separate battery enclosure which is found in nearly all competitor vehicles. Rather than placing our battery modules into an enclosure that is then sealed and placed into the chassis, our battery modules are packaged directly inside the platform structure. This provides a number of critical advantages, including cost optimization, space savings that allow for a higher level of functional integration of components in the platform and significant reductions in mass, which each in turn improve vehicle range. A number of battery-related safety features are integrated in the platform architecture, including a high-strength steel platform frame and innovative crash features, such as a proprietary hollow-can crumple zone designed to protect the battery during side collision events. Our unique battery compartment design also makes it possible for us to easily service the battery at the cell level and helps ensure long-term safety and performance.

Battery Cells and Thermal Management

The design of our battery systems has focused on reducing the cost per unit of energy stored to a targeted best-in-class value, while maintaining performance, safety, reliability, durability and longevity. This is achieved through the use of high energy density, low cost commoditized cylindrical cells, high manufacturing throughput and capital efficient assembly process, as well as the avoidance of exotic materials and processes in the design of the battery system.

Thermal management of the battery cells and modules is critical to ensure peak performance of the battery systems and enable battery safety. We have developed a proprietary liquid-cooled battery thermal management system that provides a very low thermal impedance between the battery cells and the coolant, allowing very high continuous power in both charge and discharge modes of operation. We also conduct extensive testing at both the cell and module levels to reduce common issues with battery thermal runaway that have traditionally plagued battery manufacturers.

We have built a state-of-the-art battery cell/module/pack laboratory and pilot build line at our facility in Torrance, CA. Our battery team includes decades of advanced automotive battery experience and subjects our battery designs to a full gamut of testing meant to ensure that all requirements for performance, lifetime and safety are achieved.

Battery Management System

Our in-house developed proprietary battery management system incorporates voltage, temperature and current monitoring functions to monitor battery condition and protect the battery pack in the event of any hazard. Battery performance is monitored in real time and the information gathered is used not only for onboard diagnostics but also transmitted to the cloud for powerful data and trend analysis. The performance of all our battery systems can be used to improve battery performance, perform predictive analytics and improve battery software for other vehicles in our fleet using over-the-air (“OTA”) update capabilities.

Support for Fast Charging

Our platform battery pack is anticipated to support “DC fast charge” (and support high discharge power both in peak and continuous operation). We can use the standard CCS (North America/Europe) and GB/T (China) charging protocols and can easily adapt our charging system to any commercial operator network. An 80 kWh battery pack, standard on our Lifestyle Vehicle, will be able to reach an 80% charge from 20% in 28 minutes.

Electrical Systems Architecture and Vehicle Controls

We developed our electrical systems architecture with a focus on innovation, efficiency and compatibility. Our robust electrical systems are designed to maximize performance efficiency, while meaningfully reducing overall system complexity and weight. We integrate components for high voltage power distribution into the functional platform, including the DC-DC converter and bi-directional onboard charger, and our power systems architecture is supported by two fully redundant low voltage buses, ensuring fail-safe operations across vehicle operations.

Our primary vehicle functions are managed by our powerful ECUs, which compute and process controls for the powertrain, battery, power management, body cabin, and safety systems, among other areas. Our ECUs have been designed to simplify our domain networks, reducing weight and costs due to fewer electrical wires, harnesses and hardware componentry. Our architecture consolidates our domain functions across 15 core ECUs, compared to electrical systems of modern-day luxury vehicles, which can easily incorporate over 150 ECUs. All of our ECUs support OTA updating and data collection via our proprietary hardware and software stack.

ADAS, Software and Connected Vehicle Technologies

Market-Leading ADAS Features

Our vehicles are designed to offer advanced ADAS features. The Lifestyle Vehicle will feature level 2.5 autonomy at launch, integrating both ADAS and in-vehicle driver monitoring and alert features (“Driver Monitoring System”). The Lifestyle Vehicle’s ADAS systems at launch are expected to include: (i) active driving controls, such as automatic emergency braking, adaptive cruise control, automatic steering control, automatic lane change and predictive pedestrian protection; (ii) alerts and warnings, such as blind spot monitors, collision warning, lane departure warning, front and rear cross-traffic alerts, hands off wheel detection and traffic sign recognition; and (iii) parking assistance features, including automated self-park, supervised remote park and a virtual bumper to prevent common parking lot accidents. Meanwhile, our Driver Monitoring System is intended to enhance the overall effectiveness of our vehicles’ ADAS warnings. Our proprietary Driver Monitoring System also utilizes state-of-the-art eye gaze tracking and machine learning to track a driver’s focal point and attentiveness to deliver an alert only when most needed, e.g., when a driver is looking in the wrong direction, has ignored prior warnings or is falling asleep.

The Lifestyle Vehicle utilizes a class-competitive suite of ADAS sensors, consisting of 7 cameras, 5 radars, 6 ultra-short-range radar-based sensors and enhanced geolocation features, including:

●	A full suite of automotive-grade 2MP cameras providing surround-view images to the perception system and using deep learning algorithms to perceive the world around the vehicle.
●	The latest generation millimeter wave radars providing 360 degrees of sensor data for speed and distance measurement of objects.
●	Ultra-short-range radar sensors providing short range distance measurements for parking maneuvers with higher speed and accuracy compared to ultrasonic technology, enabling finer control in tight spaces. We expect to be one of the first mass production implementations for this technology.
●	Geolocation, in conjunction with an inertial measurement unit, enabling precise location accuracy (within approximately 1 meter) to support lightweight maps in conjunction with ADAS.

We will also utilize OTA updates to collect data and send continuous improvements to our ADAS software. As a result, our vehicle ADAS systems will be kept fresh over the entire lifetime of the vehicle.

A Vehicle Fleet Built for Advanced Autonomy

Our ADAS strategy is intentionally forward-looking and cost-deliberate. For example, while LiDAR is not currently included, the Lifestyle Vehicle has been designed with the hardware, electrical architecture and space needed to later incorporate LiDAR for advanced levels of autonomy. We have also taken a similar approach from a software perspective. While we have developed all of our level 2.5 ADAS application software in-house, in keeping with our asset-light philosophy, we are not currently placing a focus on in-house development of level 4/5 autonomous driving software, which we intend to acquire in the future through licensing and strategic partnerships as autonomous software capabilities and the regulatory landscape around full autonomy continue to advance.

For most OEMs, the integration of advanced autonomous solutions will be an extremely complex and cost-intensive process, requiring new interface with the brakes, steering, transmission, body controls and vehicle control features, which need to be coordinated across different vehicle engineering teams and sourced through new and specialized suppliers. In contrast, each of our vehicles have been specially designed to allow for the seamless integration of the higher capability sensors and compute platforms necessary for full autonomy to be easily incorporated. We have achieved this through a number of innovative engineering choices:

Our ADAS architecture is modular in that all of the features are controllable via a central ADAS domain controller, which serves as an upgradeable AI control module to allow for continuous improvement and machine learning in our ADAS systems. This also enables us to incorporate improved sensor technology and advanced ADAS feature sets in the future with minimal changes to our firmware.

We specifically designed the platform’s electrical and network architecture to support the power and communication requirements necessary for advanced sensors and processing needed for advanced autonomous driving. Our unique board-net architecture is designed to provide secure shared communication amongst all of the vehicle ECUs, allowing our current ADAS systems (or a more advanced autonomy system) to control all of the vehicle features; meaning that our ADAS system will be able to control not only the powertrain, but also the lights, windows and infotainment system. These core ECUs, communications architecture and backend software infrastructure make the platform capable of supporting level 4 and 5 autonomous vehicle operations.

In addition, the inclusion of true steer-by-wire will ensure that our vehicles are uniquely compatible with third-party ADAS software, as the steering, braking and throttling of the vehicle are controllable without a mechanical interface to the vehicle cabin.

Connectivity and OTA

Connectivity Architecture

Our approach to vehicle connectivity is guided by an internet-of-things (IOT) philosophy. As part of each vehicles’ connectivity infrastructure, we have provided for several key features: GPS, LTE or better wireless signal communication, Wi-Fi connectivity and Bluetooth (including Bluetooth Low Energy, which enables secure phone-to-vehicle communications and digital key fob). Each of our vehicles will be accessible and operable via a driver’s mobile device, and our digital key sharing system allows for remote access transfers, scheduled access and more for user’s who share use of their vehicle with family or friends.

Over-the-Air Updating and Data Logging

We see the inclusion of OTA updating as not just an added bonus, but a critical requirement for modern vehicles. Just as your mobile phone, computer and other smart devices receive regular updates to offer new features, performance improvements, or security updates, we believe your car should be updatable in much the same way. All our vehicles will be equipped with OTA functionality to operate with the most up-to-date software, ensuring that customers always enjoy the latest product and infotainment experience. In addition, unlike the current OTA systems employed by many legacy automakers, our OTA system is not restricted to only updating the infotainment, but also provides for secure, full suite updating of all of the vehicle’s core ECUs, allowing for performance enhancements to the powertrain and other functional vehicle systems. As a result, the performance of our vehicles will continuously improve over their lifetime.

Our vehicles will also have the capacity to collect and transmit data to our centralized cloud server to allow for remote diagnostics, predictive maintenance and vehicle analytics. The OTA functionality is expected to reduce vehicle maintenance and repair expense and offer an improved customer experience, by reducing the need for costly in person vehicle diagnostic tests, allowing for many software fixes and recall updates to be performed remotely and minimizing the down time for the customer by quickly providing service centers with the information necessary to order replacement parts.

All of our in-house developed ECUs support OTA updating and data collection via our proprietary hardware and software stack. The ownership of so much of our software allows us to rapidly develop and integrate new vehicle features and performance improvements, issue security updates and respond to issues on an individual vehicle or fleetwide basis. OTA data logging and updating also allows for swift advances in autonomous driving capabilities, as machine learning can be enabled on a mass scale with thousands of vehicles in our fleet collecting data, and new software and features can be efficiently deployed.

Software Ecosystem

A core value proposition of our purpose-built technology platform is the integration between our software and modular hardware architecture, designed to offer long-term return on capital for our customers.

When designing our user journeys, we utilize a mobility ecosystem logic, taking into account use cases beyond the driving experience of our vehicles, such as vehicle sharing capabilities, seamless digital ownership transfers, predictive maintenance, driver type-based vehicle performance settings and more. This design approach allows us to develop customized user journeys which will evolve over time as we introduce new vehicle configurations, new vehicle types and new features in the software.

We develop most of our software, including most of the user interfaces, in house and are currently in the process of expanding our headcount in advanced software development functions to support the continued buildout of our Canoo Digital Ecosystem, which we believe will serve as a critical differentiator between us and our competitors. Some Canoo Digital Ecosystem functionalities will be packaged with the vehicle, while others are expected to be offered as upgradeable options which may be purchased or accessed as a subscription service.

Currently we focus our development efforts on three core pillars to establish the baseline for our Canoo Digital Ecosystem, which will continue to evolve in the coming years.

●	Vehicle Level Functionalities: These include in-vehicle features customized via UI/UX interface, or voice and gesture command to adjust a vehicle’s operational features or performance levels.
●	Driver Services: These include vehicle and user data delivered to a driver’s secured mobile device to manage vehicle-related services. The mobile app gives the vehicle owner a secure channel into the Canoo Digital Ecosystem and access to customized digital services.
●	Vehicle Ecosystem: These include overarching functionalities to enable a digital ecosystem connecting the vehicle, the driver, and the vehicle owner or fleet operator to other services in the mobility space.

Vehicle Design and Engineering

Top Hat Design and Integration

In addition to the development of our platform and powertrain technologies, we enjoy significant in-house capabilities in the design and engineering of innovative EV cabins or top hats and EV components and systems. We design and engineer vehicle cabins, interiors, heating, ventilation and air conditioning units, or HVAC, thermal management systems to distribute heating and cooling efficiently between the platform, batteries, powertrain and the top hat, cutting edge infotainment and connectivity systems, and low voltage electrical systems.

We believe our in-house top hat design and engineering capabilities will allow us to quickly and efficiently design and produce new vehicles to serve new market opportunities, and our in-house engineering and manufacturing teams have the expertise required to optimally support top hat development and efficiently integrate these new vehicle designs with our core platform technology. We are continually seeking new opportunities to apply and leverage our capabilities to efficiently integrate new designs into our vehicles to serve new markets or adapt to changes in consumer preferences in existing markets.

Excellence in Crash Structure Development

We are targeting an overall five-star U.S. New Car Assessment Program (“NCAP”) crash rating for our Lifestyle Vehicle. In designing our platform and our Lifestyle Vehicle, we have conducted thousands of CAE crash simulations to define appropriate crumple zones and optimize the structural design of our vehicles quickly and at a reduced cost relative to traditional automotive development processes.

To date, we have also completed more than 70 physical structural and sub-system crash tests. The results of these tests have validated the accuracy and utility of our predictive CAE crash modelling and our overall more efficient, digitized approach to vehicle development.

MANUFACTURING STRATEGY

We plan to utilize a flexible manufacturing strategy, involving a combination of outsourcing our direct vehicle production, and via our own brownfield or greenfield manufacturing operations, which we expect to develop in particular to facilitate the longterm volume production of our platform. In addition, we are exploring the use of advanced manufacturing techniques including 3-D printing and flexible factory infrastructure configurations, including micro factories, to enable us to efficiently manufacture top hats serving multiple use cases and more effectively allocate capital to respond to market demand. Our objective is to maximize return on capital by matching our cost structure with our projected production ramp while meeting timing, cost and quality expectations. We are currently negotiating with a small number of select finalist contract manufacturing partners as well as states and state economic development organizations.

INTELLECTUAL PROPERTY

Our ability to protect our material intellectual property is important to our business. We rely upon a combination of protections afforded to owners of patents, copyrights, trade secrets, and trademarks, along with employee and third-party non-disclosure agreements and other contractual restrictions to establish and protect our intellectual property rights. In particular, unpatented trade secrets in the fields of research, development and engineering are an important aspect of our business by ensuring that our technology remains confidential. We also pursue patent protection when we believe it has developed a patentable invention and the benefits of obtaining a patent outweigh the risks of making the invention public through patent filings.

As of December 31, 2020, we had 27 pending or allowed U.S. patents and 25 pending international patent applications. Our patent applications are directed to, among other things, EV platforms, powertrain technologies, component systems, software engineering, connected vehicle engineering and enhanced vehicle manufacturability. As of December 31, 2020, our material U.S. patents, including those covering our platform technology, suspension systems, battery systems, drive-by-wire design, impact features, and manufacturing methods will, pending grant of each application, expire in approximately 2039 and 2040, based on the 20-year terms of U.S. patents (absent any available patent term adjustments or extensions). We pursue the registration of our domain names and material trademarks and service marks in the United States and in some locations abroad. In an effort to protect our brand, as of December 31, 2020, we had three pending U.S. trademark applications, 50 registered international trademarks, and 19 pending international trademark applications.

We regularly review our development efforts to assess the existence and patentability of new inventions, and we are prepared to file additional patent applications when it determines it would benefit our business to do so.

EMPLOYEES AND HUMAN CAPITAL

As an organization, we pride ourselves on attracting and developing a skilled workforce drawing from deep automotive and technology experience. As of December 31, 2020, we had 370 employees. A majority of our employees are engaged in research and development and related engineering and testing functions.

We maintain a robust compensation and benefits program to attract, retain, incentivize and reward the top talent who contribute to the success of our business and who share in our vision to create a cleaner planet and bring EVs to everyone. In addition to competitive base salary, our compensation and benefits program includes heavily subsidized healthcare and insurance benefits, health savings accounts, equity-based compensation awards, 401(k), flexible paid time off and paid family leave. We provide our employees and their families with access to a variety of flexible and convenient health programs that allow employees to customize their benefits to best meet the needs of their individual families. We also provide competitive stock-based awards and performance bonus targets to attract, retain and motivate employees, consultants and directors. Beyond our broad-based stock award programs, we use targeted equity-based grants for select employees, with longer term vesting conditions, to facilitate the future performance and retention of key people with critical roles, skills and experience. These programs are continually evaluated and updated by our Board of Directors (our “Board”) and management team, as appropriate, to reflect the maturation of our business and to remain highly competitive in attracting and retaining skilled talent.

We have committed significant time and resources to implementing remote work and on-site safety and security programs, including ramped up efforts since the onset of the COVID-19 pandemic, to ensure that all employees are confident in the safety and security of their physical workspaces. We are committed to exploring additional health and safety measures, including alternate work arrangements, to encourage greater employee well-being as COVID-19 related restrictions loosen in the markets where Canoo operates.

Our management team invests significant time and attention to the continued development of our workforce and to our employee career growth and retention efforts. We anticipate ramping up additional hiring efforts across our organization as we continue the development of our announced vehicle programs, particularly as we approach serial production, explore new vehicle configurations and use cases, further develop our software ecosystem, and expand our go-to-market activities with hires in sales and marketing, among other areas. In addition, we have recently expanded our Board and added personnel with strong experience in areas such as finance and accounting, and will continue to hire in such areas, to strengthen our governance and compliance operations as a new public company. As part of our growth and retention strategy, we intend to identify and recruit in particular from well-respected OEMs, tier one automotive suppliers, automotive engineering firms, software enterprises and high-growth technology companies, while also incentivizing talent development within our existing organization. We are committed to attracting and retaining a workforce which is ethnically and gender diverse, and we integrate diversity, equity and inclusion principles and practices into our corporate recruiting, onboarding and long-term retention strategies.

We are invested in seeing that our corporate values permeate all aspects of our operations and decision-making, and that our policies and practices reflect our commitment to fostering high ethical standards across our entire organization. Any employee with concerns related to our ethics or integrity, or who wishes to report incidents of fraud or abuse, may lodge an anonymous compliant through an external web-based platform or hotline without fear of retaliation.

We actively seek to comply with all local, state and federal employment laws and we monitor current and emerging labor and human capital management risks and mitigate exposure to those risks.

GOVERNMENT REGULATIONS

We operate in an industry that is subject to extensive environmental regulation, which has become more stringent over time. The laws and regulations to which we are subject govern, among others, vehicle emissions and the storage, handling, treatment, transportation and disposal of hazardous materials and the remediation of environmental contamination. Compliance with such laws and regulations at an international, regional, national, provincial and local level is an important aspect of our ability to continue our operations.

Environmental standards applicable to us are established by the laws and regulations of the countries in which we operate, standards adopted by regulatory agencies and the permits and licenses issued to us. Each of these sources is subject to periodic modifications and what we anticipate will be increasingly stringent requirements. Violations of these laws, regulations or permits and licenses may result in substantial administrative, civil or even criminal fines, penalties and possibly orders to cease any violating operations or to conduct or pay for corrective works. In some instances, violations may also result in the suspension or revocation of permits or licenses.

Emissions

California has greenhouse gas emissions standards that closely follow the standards of the U.S. Environmental Protection Agency. The registration and sale of Zero Emission Vehicles (“ZEVs”) in California could earn us ZEV credits that we could in turn sell to traditional OEMs looking to offset emissions from their traditional internal combustion engine vehicles in order to meet California’s emissions regulations. Other U.S. states have adopted similar standards including Colorado, Connecticut, Maine, Maryland, Massachusetts, New Jersey, New York, Oregon, Rhode Island and Vermont. We intend to take advantage of these regimes by registering and selling ZEVs in these other U.S. states.

ZEV credits in California are calculated under the ZEV Regulation and are paid in relation to ZEVs sold and registered in California including Battery Electric Vehicles (“BEVs”) and Fuel Cell Electric Vehicles (“FCEVs”). The ZEV program assigns ZEV credits to each vehicle manufacturer. Vehicle manufacturers are required to maintain ZEV credits equal to a set percentage of non-electric vehicles sold and registered in California. Each vehicle sold and registered in California earns a number of credits based on the drivetrain type and the all-electric range (“AER”) of the vehicle under the Urban Dynamometer Driving Schedule Test Cycle. Plug-in hybrid vehicles (“PHEVs”) receive between 0.4 and 1.3 credits per vehicle sold and registered in California. Battery electric and fuel cell vehicles receive between 1 and 4 credits per vehicle sold in California, based on range. The credit requirement was 9.5% in 2020, which required about 3% of sales to be ZEVs. The credit requirement will rise to 22% in 2025, which will require about 8% of sales to be ZEVs. If a vehicle manufacturer does not produce enough EVs to meet our quota, it can choose to buy credits from other manufacturers or pay a $5,000 fine for each credit it is short.

EPA Emissions and Certificate of Conformity

The U.S. Clean Air Act requires that we obtain a Certificate of Conformity issued by the U.S. Environmental Protection Agency (“EPA”) or a California Executive Order issued by the California Air Resources Board (“CARB”) certifying that our vehicles comply with all applicable emissions requirements. A Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act’s standards or a CARB Executive Order is required for vehicles sold in states that have adopted California’s stricter standards for emissions controls related to new vehicles and engines sold in such states. States that have adopted the California standards as approved by EPA also recognize the CARB Executive Order for sales of vehicles. In addition to California, there are 13 other states that have either adopted or are in the process of adopting the stricter California standards, including New York, Massachusetts, Vermont, Maine, Pennsylvania, Connecticut, Rhode Island, Washington, Oregon, New Jersey, Maryland, Delaware and Colorado.

Although our vehicles have zero emissions, we are required to seek an EPA Certificate of Conformity for vehicles sold in states covered by the Clean Air Act’s standards or a CARB Executive Order for vehicles sold in California or any of the other 13 states identified above that have adopted the stricter California standards.

Vehicle Safety and Testing

Our vehicles will be subject to, and will be required to comply with, the National Traffic and Motor Vehicle Safety Act, as amended, and numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), an operating administration of the U.S. Department of Transportation, including applicable U.S. federal motor vehicle safety standards (“FMVSS”). We intend for our Lifestyle Vehicle to fully comply with all applicable FMVSS without the need for any exemptions, and expect our future EVs to either fully comply or comply with limited exemptions related to new technologies. Additionally, there are regulatory changes being considered for several FMVSS, and while we anticipate being in compliance with the proposed changes, there is no assurance until final regulation changes are enacted.

As a U.S.-based manufacturer, we must self-certify that our vehicles meet all applicable FMVSS, as well as the NHTSA bumper standard, or otherwise are exempt, before the vehicles can be imported or sold in the United States. Numerous FMVSS will apply to our vehicles, such as crash-worthiness requirements, crash avoidance requirements and EV-specific requirements. We will also be required to comply with other federal laws and regulations administered by NHTSA, including, among other things, ensuring our vehicles do not contain defects related to motor vehicle safety, recall requirements, the corporate average fuel economy (“CAFE”) standards, Theft Prevention Act requirements, consumer information labeling requirements, reporting required notices, bulletins and other communications, Early Warning Information reporting, foreign recall reporting and owner’s manual requirements.

The Automobile Information and Disclosure Act requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. In addition, this law allows inclusion of city and highway fuel economy ratings, as determined by EPA, as well as crash test ratings as determined by NHTSA if such tests are conducted.

If we expand our offerings outside of the United States, our vehicles will be subject to foreign safety, environmental and other regulations. Many of those regulations are different from those applicable in the United States and may require redesign and/or retesting. For example, the European Union (“E.U.”) has established new approval and oversight rules requiring that a national authority certify compliance with heightened safety rules, emissions limits and production requirements before vehicles can be sold in each E.U. member state, the initial of which rules were rolled out on September 1, 2020. There is also regulatory uncertainty regarding how these rules will impact sales in the United Kingdom given its recent withdrawal from the E.U. These changes could impact the rollout of new vehicle features in Europe.

In addition to the various territorial legal requirements, we are obligated to meet, our Lifestyle Vehicle is engineered to deliver overall 5-star performance in the two main voluntary vehicle safety performance assessment programs, U.S. NCAP and Euro NCAP. Five-star is the maximum attainable score. These independent organizations have introduced a number of additional safety related tests aimed at improving the safety of passenger vehicles, both for occupants and pedestrians involved in collisions with vehicles. Some of these tests are derived from the legal tests, such as side impact, but have higher performance requirements. Others are unique to the program. Areas covered by these tests in 2020 include:

●	Mobile Progressive Deformable Barrier
●	Full Width Rigid Barrier
●	Mobile Side Impact Barrier
●	Side Pole
●	Far Side Impact
●	Whiplash
●	Vulnerable Road Users (Pedestrians and Cyclists)
●	Safety Assist
●	Rescue and Extrication

Automobile Manufacturer and Dealer Regulation

State laws regulate the manufacture, distribution, sale and service of automobiles, and generally require motor vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to consumers in the state. Certain states do not permit automobile manufacturers to be licensed as dealers or to act in the capacity of a dealer, or otherwise restrict a manufacturer’s ability to deliver or service vehicles. For vehicles offered to consumers via a subscription model, there is considerable uncertainty as to whether we will be required to register as a dealer in the State of California and in other states. The state laws differ for sales of vehicles directly to consumers as compared to sales through franchise-dealership arrangements. Should we pursue either of these options in combination with one another or also in combination with a subscription offering, we expect that the dealer trade associations could mount challenges to our business model by challenging the legality of our operations in court and employing administrative and legislative processes to attempt to prohibit or limit our ability to operate. In addition, these trade associations could actively lobby state licensing agencies and legislators to interpret existing laws or enact new laws in ways not favorable to our approaches to offering vehicles to consumers; however, we intend to actively fight any such efforts to limit our ability to operate and to proactively support legislation supporting our go to market strategy, if needed.

Battery Safety and Testing Regulation

Our battery pack conforms to mandatory regulations that govern transport of “dangerous goods,” defined to include lithium-ion batteries, which may present a risk in transportation. The governing regulations, which are issued by the Pipeline and Hazardous Materials Safety Administration, are based on the UN Recommendations on the Safe Transport of Dangerous Goods Model Regulations and related UN Manual Tests and Criteria. The regulations vary by mode of shipping transportation, such as by ocean vessel, rail, truck or air. Prior to launch, we plan to complete all applicable transportation tests for our battery packs, demonstrating our compliance with applicable regulations. We will use lithium-ion cells in the high voltage battery packs in our vehicles. The use, storage, and disposal of our battery packs is regulated under federal law.

Our battery packs are intended to meet the applicable compliance requirements of the UN Manual of Tests and Criteria demonstrating our ability to ship battery packs by any method.

These tests include:

Altitude simulation — simulating air transport;

Thermal cycling — assessing cell and battery seal integrity;

Vibration — simulating vibration during transport;

Shock — simulating possible impacts during transport;

External short circuit — simulating an external short circuit; and

Overcharge — evaluating the ability of a rechargeable battery to withstand overcharging.

COMPETITION

We have experienced, and expect to continue to experience, intense competition from a number of companies, particularly as the transportation sector increasingly shifts towards low-emission, zero-emission or carbon neutral solutions. Competing vehicles include internal combustion vehicles from established automobile manufacturers; however, many established and new automobile manufacturers have entered or have announced plans to enter the alternative fuel and EV market. Many major automobile manufacturers have EVs available today and other current and prospective automobile manufacturers are also developing EVs. In addition, several manufacturers offer hybrid vehicles, including plug-in versions. In recent quarters, interest in EVs from public investors has made access to public capital more readily available for newer entrants into the EV market, which in turn has increased the number of viable competitors.  We believe the primary competitive factors in the EV market include, but are not limited to:

●	technological innovation;
●	product quality, reliability and safety;
●	service options;
●	product performance;
●	design and styling;
●	product price;
●	manufacturing efficiency; and
●	access to and efficient allocation of capital.

We believe that we compete favorably with our competitors on the basis of these factors; however, many of our current and potential competitors have greater financial, technical, manufacturing, marketing and other resources than we do. Our competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their alternative fuel vehicle and EV programs. Additionally, our competitors may also have greater name recognition, longer operating histories, larger sales forces, more traditional sales and distribution strategies, broader customer and industry relationships and other tangible and intangible resources than we do. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions in the EV market may result in even more resources being concentrated in our competitors.

AVAILABLE INFORMATION

Our website address is www.canoo.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K. We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.canoo.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe to be immaterial may also become important factors that adversely affect our business. If any of these risks occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Financial Results

We are an early stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.

We incurred a net loss and comprehensive loss of $89.8 million and $182.4 million for the year ended December 31, 2020 and 2019, respectively, and have incurred a net loss and comprehensive loss of approximately $348.5 million since Legacy Canoo’s inception through December 31, 2020. We believe we will continue to incur operating and net losses and comprehensive losses each quarter, until we begin deliveries of our EVs, which are not expected to begin until 2022, and may occur later or not at all. Even if we are able to successfully develop our EVs and attract customers for our vehicle and product offerings, there can be no assurance that we will be financially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our EVs, which may not occur.

We expect the rate at which we will incur losses to be significantly higher in future periods as we:

●	continue to design, develop, manufacture and market our EVs;
●	continue to utilize our third-party partners for design, supply and manufacturing;
●	expand our production capabilities, including costs associated with developing our own manufacturing facilities or outsourcing some or all of the manufacturing of our EVs;
●	build up inventories of parts and components for our EVs;
●	manufacture an inventory of our EVs;
●	expand our design, development, installation and servicing capabilities;
●	increase our sales and marketing activities and develop our distribution infrastructure; and
●	increase our general and administrative functions to support our growing operations and to operate as a public company.

Because we will incur the costs and expenses from these efforts before we receive any incremental revenue with respect thereto, our losses in future periods will be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenue, which would further increase our losses. In addition, we may also generate revenue from contract engineering, platform licensing, and other similar workstreams, some of which may be generated prior to commercialization of our EVs. We cannot guarantee that we will receive any such other revenue and even if received, they may not be sufficient to recoup operating losses.

We may be unable to adequately control the costs associated with our operations.

We will require significant capital to develop and grow our business, including developing and producing our EVs, establishing or expanding design, research and development, production, sales and service facilities and building our brand. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses (including related to developing and commercializing our Lifestyle Vehicle, MPDV1 and Pickup and other potential vehicle configurations), raw material procurement costs, sales and distribution expenses as we build our brand and market our EVs, and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. Furthermore, although we believe the intended modularity of our EV platform will allow us to reduce costs to develop and manufacture new vehicles, we cannot guarantee that this will be the case and the development and manufacture of new vehicle models may require greater capital expenditure than anticipated. In addition, we may incur significant costs associated with developing and operating a service and maintenance network for our EVs. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our EVs to meet projected performance metrics, identify and investigate new areas of demand and successfully market our EVs, but also to sell, whether outright or through subscriptions, our EVs at prices needed to achieve our expected margins and control our costs, including the risks and costs associated with operating, maintaining and financing our fleet of EVs. If we are unable to efficiently design, develop, manufacture, market, deploy, distribute and service our EVs, our margins, profitability and prospects would be materially and adversely affected.

We have yet to achieve positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of $107.1 million, $171.5 million and $67.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. We may continue to have negative cash flow from operating and investing activities for 2021 as we expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to increase sales, engage in development work and ramp up operations , including capital expenditures directed towards the manufacturing of our EVs. Our business also will at times require significant amounts of working capital to support the growth of additional EV platforms and vehicle models. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance that we will achieve positive cash flow in the near future or at all.

Our financial results may vary significantly from period to period due to fluctuations in our operating costs, product demand and other factors.

We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as the pace at which we continue to design, develop and manufacture new EVs, increase production capacity and establish or expand design, research and development, production, sales and service facilities. Additionally, our revenue from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product derivatives based on market demand and margin opportunities, develop and introduce new EVs or introduce existing EVs to new markets for the first time, as well as the introduction of our consumer subscription model. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused only on quarterly financial results. If any of this occurs, the trading price of our Common Stock could fall substantially, either suddenly or over time.

Our business plans require a significant amount of capital. In addition, our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.

We expect our capital expenditures to continue to be significant in the foreseeable future as we expand our business, and that our level of capital expenditures will be significantly affected by customer demand for our EVs. We believe we will have sufficient capital to fund our operations for at least the next 12 months. We expect to expend capital with significant outlays directed both towards bringing our current vehicle programs to market as well as developing additional vehicles, some of which may not reach commercialization, along with related products and service offerings. The fact that we have a limited operating history means we have limited historical data on the demand for our EVs. As a result, our future capital requirements may be uncertain and actual capital requirements may be different from those we currently anticipate. In addition, new opportunities for growth in future product lines and markets may arise and may require additional capital. We are likely to seek equity or debt financing to finance a portion of our future capital expenditures. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all.

Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We might not be able to obtain any funding, and we might not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations.

In addition, our future capital needs and other business reasons could require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations or our ability to pay dividends to our stockholders.

If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected.

Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.

You must consider the risks and difficulties we face as an early stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, financial condition and operating results will be materially and adversely harmed. Legacy Canoo was incorporated in November 2017 and we have a very limited operating history on which investors can base an evaluation of our business, prospects, financial condition and operating results. We intend to derive a significant portion of our revenue from our initial vehicle offerings, which are not expected to launch until 2022, and may occur later or not at all. There are no assurances that we will be able to secure future business with customers.

It is difficult to predict our future revenue and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.

We previously identified material weaknesses in our internal control over financial reporting. Although some weaknesses have been remediated, if we are unable to remediate the remaining material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

In connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2019, we had previously identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. These material weaknesses are as follows:

●	We did not design and maintain an effective control environment commensurate with our financial reporting requirements. We lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the limited personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions.
●	We did not effectively design and maintain controls in response to the risks of a material misstatement in our financial reporting. Changes to existing controls or the implementation of new controls have not been sufficient to respond to changes to the risks of material misstatement to financial reporting.

These material weaknesses in the design and maintenance of effective controls contributed to the following material weaknesses, as previously reported:

●	We did not design and maintain formal accounting policies, processes and controls to analyze, account for and disclose complex transactions, specifically for accounting for convertible notes.
●	We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over account reconciliations and journal entries.
●	We did not design and maintain effective controls over certain information technology (IT) general controls for information systems that are relevant to the preparation of our financial statements, specifically, with respect to: (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored, and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements. These IT deficiencies did not result in a material misstatement to the financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

These material weaknesses resulted in audit adjustments to convertible debt and interest expense, which were recorded prior to the issuance of our consolidated financial statements as of and for the year ended December 31, 2019. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Although we began efforts to remediate the issues resulting from the lack of design and maintenance of controls upon identification, all the material weaknesses that existed for the year ended December 31, 2019 continue to exist for the year ended December 31, 2020, with the exception of the following material weakness which we believe was successfully remediated during the year: (i) Lack of formal policies, processes and controls to analyze, account for and disclose complex transactions. In order to remediate the foregoing material weakness, during the year ended December 31, 2020, we engaged an outside firm to assist management with the accounting and disclosure of complex accounting transactions that occurred during the year.

For the remaining material weaknesses that are yet to be remediated, we are continuing to implement our remediation plan. Those remediation measures are ongoing and include the following:

●	Hiring additional accounting and IT personnel during 2021, including a new chief financial officer, to bolster our technical reporting, transactional accounting and IT capabilities.
●	Designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing formal controls over segregation of duties.
●	Designing and implementing procedures to identify and evaluate changes in our business and the impact on our internal controls.
●	Designing and implementing formal processes, policies and procedures supporting our financial close process, including creating standard balance sheet reconciliation templates and journal entry controls.
●	Designing and implementing IT general controls, including controls over change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing.

While we believe these efforts will remediate the material weaknesses, we may not be able to complete our evaluation, testing or any required remediation in a timely fashion, or at all. We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the U.S. Securities and Exchange Commission (the “SEC”) could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our Common Stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

If we fail to manage our growth effectively, we may not be able to design, develop, manufacture, market and launch our EVs successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We intend to expand our operations significantly. We expect our future expansion to include:

●	expanding the management team;

●	hiring and training new personnel;
●	forecasting production and revenue;
●	controlling expenses and investments in anticipation of expanded operations;
●	establishing or expanding design, production, sales and service facilities;
●	implementing and enhancing administrative infrastructure, systems and processes; and
●	expanding into new markets.

We intend to continue to hire a significant number of additional personnel, including software engineers, design and production personnel and service technicians for our EVs. Because our EVs are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in alternative fuel and EVs may not be available to hire, and as a result, we will need to expend significant time and expense training any newly hired employees. Competition for individuals with experience designing, producing and servicing EVs and their software is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel, particularly with respect to software engineers in the Los Angeles, California area or other areas where we operate. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business, prospects, financial condition and operating results.

We are highly dependent on the services of our key employees and senior management and, if we are unable to attract and retain key employees and hire qualified management, technical and EV engineering personnel, our ability to compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business.

Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel. Experienced and highly skilled employees are in high demand and competition for these employees can be intense, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our global business strategy. Any failure by our management team and our employees to perform as expected may have a material adverse effect on our business, prospects, financial condition and operating results.

We face significant barriers to manufacture and bring our EVs to market, and if we cannot successfully overcome those barriers our business will be negatively impacted.

The EV industry has traditionally been characterized by significant barriers to entry, including the ability to meet performance requirements or industry specifications, acceptance by end users, large capital requirements, investment costs of design and production, long lead times to bring EVs to market from the concept and design stage, the need for specialized design and development expertise, regulatory requirements, establishing a brand name and image and the need to establish sales capabilities. If we are not able to overcome these barriers, our business, prospects, financial condition and operating results will be negatively impacted and our ability to grow our business will be harmed.

Risks Related to our Customers and Products

Our ability to develop and manufacture EVs of sufficient quality and appeal to customers on schedule and on a large scale is unproven and still evolving.

Our future business depends in large part on our ability to execute our plans to design, develop, manufacture, market, deploy and service our EVs. We plan to utilize a flexible manufacturing strategy, whether by outsourcing our vehicle production to a contract manufacturer or via strategically partnering with third parties for portions of our manufacturing process, or some combination thereof. In addition, we may employ flexible factory infrastructure configurations including micro factories. In the event we elect to outsource the manufacturing of our EVs to a contract manufacturing partner, while this arrangement can lower operating costs, it also reduces our direct control over production and manufacturing. Such diminished control may have an adverse effect on the quality or quantity of our EVs, or our flexibility to respond to changing conditions.

We also plan to retain third-party vendors and service providers to engineer, design and test some of the critical systems and components of our EVs. While this allows us to draw from such third parties’ industry knowledge and expertise, there can be no assurance such systems and components will be successfully developed to our specifications or delivered in a timely manner to meet our program timing requirements.

Our continued development and manufacturing of our first volume manufactured EV, the Lifestyle Vehicle, and our future EVs are and will be subject to risks, including with respect to:

●	the equipment we or our contract manufacturing partner plan to use being able to accurately manufacture our EVs within specified design tolerances;
●	the compatibility of our proprietary modular EV platform with each of our currently planned vehicles and future vehicle designs;
●	long- and short-term durability of our EVs to withstand day-to-day wear and tear;
●	compliance with environmental, workplace safety and similar regulations;
●	engineering, designing and testing and securing delivery of critical systems and components on acceptable terms and in a timely manner;
●	delays in delivery of final systems and components by our suppliers;
●	shifts in demand for our current products and future derivatives built off our EV platform;
●	our ability to attract, recruit, hire and train skilled employees;
●	quality controls, particularly as we plan to expand our production capabilities;
●	delays or disruptions in our supply chain;
●	other delays and cost overruns; and
●	our ability to secure additional funding, if necessary.

We will depend initially on revenue generated from a single EV model and in the foreseeable future will be significantly dependent on a limited number of models.

Our business will initially depend substantially on the success of our first vehicle releases, including our Lifestyle Vehicle, which we anticipate will be delivered to customers beginning in 2022. We currently expect to add our second model, the MPDV1, as early as 2023, followed by the launch of our Pickup, which may occur later or not at all. Historically, automobile customers have come to expect a variety of vehicle models offered in a manufacturer’s fleet and new and improved vehicle models to be introduced frequently. In order to meet these expectations as well as evolving areas of market demand and margin opportunities, we plan in the future to introduce on a regular basis new EV models as well as enhance versions of existing vehicle models. The introduction of new EV models on the consumer side may limit customers’ willingness to purchase or maintain a subscription with respect to older model EVs. To the extent our product variety and cycles do not meet consumer expectations or cannot be manufactured on our projected timelines and in line with cost and volume targets, our future sales may be adversely affected. Given that for the foreseeable future, our business will depend on a limited number of models, to the extent a particular model is not well-received by the market, our sales volume could be materially and adversely affected. This could have a material adverse effect on our business, prospects, financial condition and operating results.

We may fail to attract new customers in sufficient numbers or at sufficient rates or at all or to retain existing customers.

We must continually add new customers both to replace departing customers and to expand our current customer base. We may not be able to attract new customers in sufficient numbers to do so. Even if we are able to attract new customers to replace departing customers, these new customers may not maintain the same level of commitment. In addition, we may incur marketing or other expenses, including referral fees, to attract new customers, which may further offset revenue from customers. For these and other reasons, we could experience a decline in revenue growth, which could adversely affect our results of operations.

If consumers do not perceive our product offerings to be of value or our EV offerings are not favorably received by them, we may not be able to attract and retain customers. If our efforts to satisfy and retain our existing customers are not successful, we may not be able to attract new customers, and as a result, our ability to maintain and/or grow our business will be adversely affected. Customer retention will also be largely dependent on the quality and effectiveness of our customer service and operations, which may be handled internally by our personnel and also by third-party service providers. Outsourcing of certain customer service and claims administration functions may reduce our ability to ensure consistency in our overall customer service processes. In addition, competitors provide a better value or services. If we are unable to successfully compete with current and new competitors in both retaining existing customers and attracting new customers, our business will be adversely affected.

In addition, our results of operations could be adversely affected by declines in demand for our product offerings or failures to effectively respond to changes in customer demand. Demand for our product offerings may be negatively affected by a number of factors, including geopolitical uncertainty, competition, cybersecurity incidents, decline in our reputation and saturation in the markets where we operate. Prevailing general and local economic conditions may also negatively affect the demand for our EV offerings.

Our business and prospects depend significantly on our ability to build the Canoo brand. We may not succeed in continuing to establish, maintain and strengthen the Canoo brand, and our brand and reputation could be harmed by negative publicity regarding Canoo or our EVs.

Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen the Canoo brand. If we do not continue to establish, maintain and strengthen our brand, it may lose the opportunity to build a critical mass of customers. Promoting and positioning our brand will likely depend significantly on our ability to provide high quality EVs and engage with our customers as intended, and we have limited experience in these areas. In addition, our ability to develop, maintain and strengthen the Canoo brand will depend heavily on the success of our customer development and branding efforts. Such efforts mainly include building a community of online and offline users engaged with our mobile application and branding initiatives, such automotive shows and events. Such efforts may be non-traditional and may not achieve the desired results. To promote our brand, we may be required to change our customer development and branding practices, which could result in substantially increased expenses, including the need to use traditional media such as television, radio and print and engage celebrity talent or brand ambassadors. Many consumers value safety and reliability as important factors in choosing a vehicle and may be reluctant to acquire a vehicle from a new and unproven automotive maker. In addition, our novel technology and design may not align with existing consumer preferences. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

In addition, if incidents occur or are perceived to have occurred, whether or not such incidents are our fault, we could be subject to adverse publicity. In particular, given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and harm consumer perceptions and confidence in the Canoo brand. Furthermore, there is the risk of potential adverse publicity related to our manufacturing or other partners whether or not such publicity related to their collaboration with us. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’ vehicles.

In addition, from time to time, our EVs may be evaluated and reviewed by third parties. Any negative reviews or reviews which compare us unfavorably to competitors could adversely affect consumer perception about our EVs.

If our EVs fail to perform as expected, our ability to develop, market and deploy our EVs could be harmed.

Our EVs may contain defects in design and production that may cause them not to perform as expected or may require repair. We currently have a limited frame of reference by which to evaluate the performance of our EVs upon which our business prospects depend. There can be no assurance that we will be able to detect and fix any defects in our EVs. We may experience recalls in the future, which could adversely affect our brand and could adversely affect our business, prospects, financial condition and operating results. Our EVs may not perform consistent with customers’ expectations or consistent with other vehicles which may become available. Any product defects or any other failure of our EVs and software to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, negative publicity, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results. Additionally, problems and defects experienced by other electric consumer vehicles could by association have a negative impact on perception and customer demand for our EVs.

A consumer subscription model is different from the predominant current distribution model for automobile manufacturers, which makes evaluating the impact of a subscription model on our business, operating results and future prospects difficult. In addition, the novel approach of offering a subscription directly from an OEM may never achieve the level of market acceptance necessary to achieve profitability.

A consumer subscription model is a distinct approach to automotive sales. Via a subscription model, in markets where we offer this, we would provide customers direct access to our owned EV fleet rather than selling or leasing our EVs via direct sales or dealerships. The subscription model of vehicle distribution is relatively new and unproven and subjects us to substantial risk if it requires significant expenditures. The model also may provide for slower expansion than a traditional dealer franchise model. For example, where the model is implemented, we may not be able to utilize or fully utilize long established sales channels developed through a franchise system to increase our sales volume. Moreover, we will be competing with companies with well-established distribution channels in such markets. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies unique to subscription. In addition, as the EVs in a subscription fleet age, consumers may be unwilling to pay the same subscription price as they are for a new vehicle, and if we are forced to discount our subscription prices, it may limit our ability to become profitable. Implementing a subscription model or model of direct sales or dealership sales, while including a subscription model component is subject to numerous significant challenges, including obtaining permits and approvals from government authorities, and we may not be successful in addressing these challenges. In addition, dealer and other trade associations may mount challenges to our consumer subscription model by challenging the legality of our operations in court and employing administrative and legislative processes to attempt to prohibit or limit our ability to operate.

As part of our sales and marketing efforts for subscription, we will need to educate customers as to the economical savings of a subscription offering and of EVs in general that we believe they will benefit from during the life of the vehicle.

For example, consumers have historically been conditioned to value low-mileage vehicles and may be accustomed to paying lower monthly payments after an initial down payment, and consumer preferences may not adapt to higher mileage vehicles or a subscription model based on an all-inclusive monthly payment. As such, we believe that customers should consider a number of factors when deciding whether to subscribe to our subscription offering, including:

●	the total cost of a subscription compared to leasing or ownership of the vehicle over our expected life;
●	EV quality, performance and safety;
●	the quality and availability of service for the vehicle;
●	the range over which EVs may be driven on a single battery charge;
●	access to charging stations and related infrastructure costs, and standardization of EV charging systems; and
●	electric grid capacity and reliability.

If, in weighing these factors, consumers determine that there is not a compelling reason to switch from the traditional automotive purchasing models or if potential corporate customers determine that there is not a compelling business justification for a subscription to our EVs, then a subscription model may not develop as expected or may develop more slowly than expected, and we may be required to utilize more conventional go-to-market approaches (e.g., selling or leasing vehicles via direct sales or dealerships) in certain markets where we intended to offer vehicles via subscription, or modify (e.g., by adjusting prices, adjusting included services, etc.) or abandon our planned consumer subscription model, which could adversely affect our business, prospects, financial condition and operating results.

We face legal, regulatory and legislative uncertainty in how our go-to-market models will be interpreted under existing and future law and we may be required to adjust our consumer business model in certain jurisdictions as a result.

Both a subscription model and a direct sales model are relatively novel in the automotive industry and may be subject to challenge under foreign, federal, state, local or municipal laws or regulatory restrictions in certain jurisdictions. We may be required to seek regulatory or policy changes to clarify uncertainties in existing law or to comply with certain existing state and local laws and regulations regarding advertising, sales, referrals, contract and pricing disclosures, delivery of EVs to consumers, operating showrooms, data collection, vehicle tracking, service and repair, recall or other aspects of either a subscription model or a direct sales model. In addition, dealer and other trade associations may mount challenges to our consumer subscription model or direct sale model by challenging the legality of our operations in court and may undertake regulatory and legislative efforts to propose laws that, if enacted, would prohibit or severely limit our ability to operate. The application of state laws, including the regulatory and legislative process, to our operations and prospect continues to be difficult to predict.

If we cannot overcome such legal, regulatory and legislative barriers in certain jurisdictions, we may be required to adjust our consumer go-to-market strategies or timetable in order to comply with the laws and regulations of such jurisdictions or, in certain other jurisdictions, we may be prohibited from operating altogether. For customers residing in any jurisdictions in which we will not be allowed to market or directly sell EVs based on our subscription model or a direct sales model, as the case may be, we may have to arrange alternate sales and distribution methods, such as selling via dealer franchises, or cease sales and marketing efforts altogether. These workarounds could add significant complexity, and as a result, costs, to our business.

We expect that we will incur significant costs in defending our right to operate in accordance with a subscription or direct sales model in many jurisdictions, which subjects us to substantial risk as it may provide for slower and more costly expansion of our business than may be possible by utilizing more traditional approaches. To the extent that efforts to block or limit our operations are successful, or if we are required to comply with regulatory and other requirements applicable to vehicle leasing, franchise laws or rental car services, our revenue and growth would be adversely affected.

Future product recalls could materially adversely affect our business, prospects, financial condition and operating results.

Any product recall in the future, whether it involves our or a competitor’s product, may result in negative publicity, damage our brand and materially adversely affect our business, prospects, financial condition and operating results. In the future, we may voluntarily or involuntarily, initiate a recall if any of our EVs prove to be defective or noncompliant with applicable federal motor vehicle safety standards. These types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our EVs and could also result in the loss of business to our competitors. Such recalls also involve significant expense and diversion of management attention and other resources, which could adversely affect our brand image, as well as our business, prospects, financial condition and operating results. In addition, a safety recall could require us to remove recalled vehicles from our consumer subscription offering until it can enact the recall. If a large number of vehicles are the subject of a recall or if needed replacement parts are not in adequate supply, we may not be able to deploy recalled vehicles for a significant period of time.

If we are unable to establish and maintain confidence in our long-term business prospects among customers and analysts and within our industry or are subject to negative publicity, then our financial condition, operating results, business prospects and access to capital may suffer materially.

Customers may be less likely to purchase or subscribe to our EVs if they are not convinced that our business will succeed or that our service and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our EVs, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited operating history, customer unfamiliarity with our EVs, any delays in scaling production, delivery and service operations to meet demand, competition and uncertainty regarding the future of hybrid electric and EVs, including our EVs and our production and sales performance compared with market expectations.

We have no experience servicing our EVs and our integrated software. If we or our partners are unable to adequately service our EVs, our business, prospects, financial condition and operating results may be materially and adversely affected.

Because we do not plan to begin production of our EVs until 2022 at the earliest, we have no experience servicing or repairing our EVs. Servicing EVs is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. We plan to partner with a third-party to perform some or all of the servicing on our EVs, and there can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party provider. Although such servicing partners may have experience in servicing other vehicles, they will initially have limited experience in servicing our vehicles. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience or inventory to meet these service requirements in a timely manner as the volume of EVs we deliver increases. In addition, if we are unable to roll out and establish a widespread service network that complies with applicable laws, customer satisfaction could be adversely affected, which in turn could materially and adversely affect our reputation and thus our sales, results of operations and prospects.

Our customers will also depend on our customer support team to resolve technical and operational issues relating to the integrated software underlying our EVs. In addition, to the extent we include standard vehicle maintenance costs in our consumer subscription fee, we will need to accurately predict service costs and customer usage in order to provide customer support and vehicle maintenance in a cost-effective manner. Customer behavior and usage may result in higher than expected maintenance and repair costs, which may negatively affect our financial condition and operating results.

As we continue to grow, additional pressure may be placed on our customer support team or partners, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our operating results. If we are unable to successfully address the service requirements of our customers or establish a market perception that we do not maintain high-quality support, we may be subject to claims from our customers, including loss of revenue or damages, and our business, prospects, financial condition and operating results may be materially and adversely affected.

We may face challenges providing charging solutions for our EVs.

We have marketed our ability to provide customers with comprehensive charging solutions conveniently accessible using our mobile application. We have very limited experience in providing charging solutions to customers which is subject to challenges, including:

●	the logistics of securing agreements with third-party providers to roll out and support a network of charging solutions in appropriate areas;
●	inadequate capacity or over capacity in certain areas, security risks or risk of damage to vehicles, the potential for lack of customer acceptance of our charging solutions, including the risk that customers may be conditioned to favor or expect proprietary charging solutions;
●	access to sufficient charging infrastructure;
●	obtaining any required permits, land use rights and filings; and
●	the risk that government support for EV and alternative fuel solutions and infrastructure may not continue.

In addition, given our limited experience in providing charging solutions, there could be unanticipated challenges which may hinder our ability to provide charging solutions or make the provision of charging solutions costlier than anticipated. Any real or perceived limitations of our planned third-party sourced charging solutions as compared to the propriety charging systems marketed by certain EV manufacturers may result in reduced demand for our vehicles. To the extent we are unable to meet customer expectations or experience difficulties in providing charging solutions, our reputation and business may be materially and adversely affected.

Insufficient reserves to cover warranty expense, future part replacement needs or other vehicle repair requirements, including any potential software upgrades, could materially adversely affect our business, prospects, financial condition and operating results.

Once we begin commercial production of our EVs, we will need to maintain reserves to cover warranty, part replacement and other vehicle repair needs, including any potential software upgrades or warranty claims. If our reserves are inadequate to cover future warranty and maintenance requirements on our EVs, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected expenses as well as claims from our customers, including loss of revenue or damages. There can be no assurances that then-existing reserves will be sufficient to cover all claims.

Our planned consumer subscription, where offered, is expected to rely on short-term commitments and may experience in high customer attrition.

We may generate a portion of our revenue through the sale of subscriptions with short-term commitments and no upfront payment or fees upon termination, and as a result, could experience a high rate of subscription agreement terminations. Under our currently planned consumer subscription offering, our customers will be able to terminate their subscription agreements at any time upon as little notice as 30 days. Customers may cancel a subscription for many reasons, including a perception that they do not make sufficient use of our EVs, that they need to reduce their expenses or that alternative transportation methods or other vehicles may provide better value or a better experience. If we are unable to replace customers who terminate their subscription agreements, or redeploy EVs efficiently enough for use by new subscribers, our cash flows from a subscription business may be adversely affected.

Reservations for EVs are cancellable.

Our EVs are still in development and scaled deliveries of the Lifestyle Vehicle and MPDV1 are not expected to begin until 2022 and 2023, respectively, and may occur later or not at all. As a result, we offer reservations for our Lifestyle Vehicle and our Multi-Purpose Delivery Vehicles that will be cancellable without penalty. Given the anticipated lead times between reservations and the date of delivery of our EVs, there is a heightened risk that customers who sign up for a reservation may ultimately decide not to convert into binding contracts to purchase or subscribe to our EVs due to potential changes in customer preferences, competitive developments and other factors. As a result, no assurance can be made that reservations will not be cancelled or that reservations will result in a final purchase or subscription, and any such cancellations could harm our business, prospects, financial condition and operating results.

Risks Related to our Production Processes and Supply Chain

We have no experience to date in high volume manufacture of our EVs.

We do not know whether we or potential third-party partners will be able to develop efficient, automated, low-cost production capabilities and processes and reliable sources of component supply, that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our EVs. Even if we and our third-party partners are successful in developing our high volume production capability and processes and reliably source our component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or force majeure events, or in time to meet our EV commercialization schedules or to satisfy the requirements of customers and potential customers. Any failure to develop such production processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, prospects, financial condition and operating results.

We may experience significant delays in the design, production and launch of our EVs, which could harm our business, prospects, financial condition and operating results.

Our EVs are still in the development and testing phase, and deliveries of the Lifestyle Vehicle, our first Multi-Purpose Delivery Vehicle, and our Pickup are not expected to begin until as early as 2022, 2023 or later in 2023, respectively, and may occur later or not at all. Any delay in the financing, design, development, production and release of our EVs, could materially damage our brand, business, prospects, financial condition and operating results. There are often delays in the design, development, production and release of new vehicles, and to the extent we delay the launch of our EVs, whether as a matter of corporate strategy or outside circumstances, our growth prospects could be adversely affected as we may fail to grow our market share. In particular, if we or our outsourced manufacturing partner are not able to manufacture EVs at scale that meet our specifications, we may need to expand our manufacturing capabilities, which could cause delays in our vehicle programs and would cause us to incur additional costs. Furthermore, we rely on third-party suppliers for the provision and development of many of the key components and materials used in our EVs, and to the extent they experience any delays, we may need to seek alternative suppliers. If we experience delays by our third-party outsourcing partners or suppliers, it could experience delays in delivering on our timelines.

Increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion battery cells, could harm our business.

We and our suppliers may experience increases in the cost of or a sustained interruption in the supply or shortage of materials. Any such increase, supply interruption or shortage could materially and negatively impact our business, prospects, financial condition and operating results. We and our suppliers use various materials in their businesses and products, including for example lithium-ion battery cells and steel, and the prices for these materials fluctuate. The available supply of these materials may be unstable, depending on market conditions and global demand, including as a result of increased production of EVs by our competitors, and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to lithium-ion battery cells. These risks include:

●	an increase in the cost, or decrease in the available supply, of materials used in the cells;
●	disruption in the supply of cells due to quality issues or recalls by battery cell manufacturers; and
●	fluctuations in the value of any foreign currencies in which battery cell and related raw material purchases are or may be denominated against the U.S. dollar.

Our business is dependent on the continued supply of battery cells for the battery packs used in our EVs. While we believe several sources of the battery cells are available for such battery packs, we have to date not finally sourced or validated a supplier for the cells used in such battery packs and may have limited flexibility in changing cell suppliers once contracted. Any disruption in the supply of battery cells from such suppliers could disrupt production of our EVs. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and material costs. Substantial increases in the prices for our materials or prices charged to us, such as those charged by battery cell suppliers, would increase our operating costs, and could reduce our margins if the increased costs cannot be recouped through increased vehicle sales or subscription prices. Any attempts to increase product prices in response to increased material costs could result in cancellations of orders and reservations and therefore materially and adversely affect our brand, image, business, prospects and operating results.

We currently rely and may continue to rely on third-party partners to manufacture and warehouse our EVs, and to supply critical components and systems, which exposes us to a number of risks and uncertainties outside our control.

We currently plan to utilize a flexible manufacturing strategy, which may entail outsourcing our direct vehicle production or manufacturing via our own brownfield or greenfield manufacturing operations, or some combination thereof. In the event we outsource the manufacturing of some or all of our production EVs, if our third-party outsourcing partners were to experience delays, disruptions, capacity constraints or quality control problems, product shipments could be delayed or rejected, or our customers could consequently elect to change product demand or cancel prospective orders or subscriptions. These disruptions would negatively impact our revenue, competitive position and reputation. In addition, we or our third-party outsourcing partners may rely on certain state tax incentives that may be subject to change or elimination in the future, which could result in additional costs and delays in production if a new manufacturing site must be obtained. Further, if we are unable to manage successfully our relationship with our third-party outsourcing partners, the quality and availability of our EVs may be harmed. Our third-party outsourcing partners could, under some circumstances, decline to accept new purchase orders from or otherwise reduce their business with us. If our third-party outsourcing partners stopped manufacturing our EVs for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely and comparatively cost-effective basis, which would adversely impact our operations. In addition, we have not entered into a long-term contract with a contract manufacturing partner. As a result, we are subject to price increases due to availability, and subsequent price volatility, in the marketplace of the components and materials needed to manufacture our EVs. If our third-party outsourcing partners were to negatively change the pricing and other terms under which it agrees to manufacture for us and we were unable to locate a suitable alternative manufacturer, our manufacturing costs could increase.

Our reliance on a third-party outsourcing partner would exposes us to a number of risks which are outside our control, including:

●	unexpected increases in manufacturing costs;
●	interruptions in shipments if a third-party outsourcing partner is unable to complete production in a timely manner;
●	inability to control quality of finished vehicles;

●	inability to control delivery schedules;
●	inability to control production levels and to meet minimum volume commitments to our customers;
●	inability to control manufacturing yield;
●	inability to maintain adequate manufacturing capacity; and
●	inability to secure adequate volumes of acceptable components at suitable prices or in a timely manner.

The manufacturing facilities used by us or our third-party outsourcing partners and suppliers and the equipment used to manufacture our EVs would be costly to replace and could require substantial lead time to replace and qualify for use. The manufacturing facilities used by us or our third-party outsourcing partners and suppliers may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by health epidemics, such as the recent COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our EVs for some period of time. The inability to manufacture our EVs or the backlog that could develop if the manufacturing facilities used by us or our third-party outsourcing partners and suppliers are inoperable for even a short period of time may result in the loss of customers or harm our reputation.

Although we promote ethical business practices and our operations personnel periodically visit and monitor the operations of our third-party outsourcing partners and suppliers, we do not and would not in the future control our third-party outsourcing partners or their labor and other legal compliance practices, including their environmental, health and safety practices. If a contract manufacturing partner, or any other third-party outsourcing partner which it may use in the future, violates U.S. or foreign laws or regulations, we may be subjected to extra duties, significant monetary penalties, adverse publicity, the seizure and forfeiture of products that we are attempting to import or the loss of our import privileges. The effects of these factors could render the conduct of our business in a particular country undesirable or impractical and have a negative impact on our operating results.

If we elect not to or are unable to contract with a contract manufacturing partner, we would need to develop our own manufacturing facilities, which may not be feasible and, if feasible, would significantly increase our capital expenditures and would significantly delay or inhibit production of our EVs.

We do not have a definitive agreement with a contract manufacturing partner to commercially manufacture our EVs and/or EV platform and may be unable to enter into such agreements with contract manufacturing partners and other key suppliers for manufacturing on terms and conditions acceptable to us. If we are unable to enter into such definitive agreements or is only able to do so on terms that are less commercially favorable to us, we may be unable to timely identify adequate strategic relationship opportunities, or form strategic relationships, and consequently, we may not be able to fully carry out our business plans. There can be no assurance that we would be able to partner with other third parties or establish our own production capacity to meet our needs on acceptable terms, or at all. The expense and time required to complete any transition and to assure that EVs manufactured at facilities of new third-party partners comply with our quality standards and regulatory requirements would likely be greater than currently anticipated. If we need to develop our own manufacturing and production capabilities, which may not be feasible, it would significantly increase our capital expenditures and would significantly delay production of our EVs. This may require us to attempt to raise or borrow additional money, which may not be successful. Also, it may require us to change the anticipated pricing of our consumer subscription offering, which would adversely affect our margins and cash flows. Any of the foregoing could adversely affect our business, results of operations, financial condition and prospects. Accordingly, investors should not place undue reliance on our statements about our production plans or their feasibility in the timeframe anticipated, or at all. we may not be able to implement our business strategy in the timeframe anticipated, or at all.

We are dependent on our suppliers, some of which are single or limited source suppliers, and the inability of these suppliers to deliver necessary components of our EVs at prices and volumes, performance and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results.

We rely on third-party suppliers for the provision and development of many of the key components and materials used in our EVs. While we plan to obtain components from multiple sources whenever possible, some of the components used in our EVs will be purchased by us from a single source. Our third-party suppliers may not be able to meet their product specifications and performance characteristics, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications for their products for which we plan to use or provide warranties that are necessary for our solutions. If we are unable to obtain components and materials used in our EVs from our suppliers or if our suppliers decide to create or supply a competing product, our business could be adversely affected. We have less negotiating leverage with suppliers than larger and more established automobile manufacturers and may not be able to obtain favorable pricing and other terms. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term, or at all, at prices or quality levels that are favorable to us, which could have a material adverse effect on our business, prospects, financial condition and operating results.

Certain of our strategic, development and operational arrangements could be terminated or may not ultimately result in the anticipated long-term contract partnership arrangements.

We have and will continue to pursue arrangements with strategic, development and operational partners and collaborators. Some of these arrangements may be evidenced by non-binding letters of intent or other early stage agreements that are used for design and development purposes but will require renegotiation at later stages of development or production or master agreements that have yet to be implemented under separately negotiated statements of work or binding purchase orders, any of which could be terminated or may not result in next-stage contracts or long-term contract arrangements. If these arrangements are terminated or if we are unable to enter into next-stage contracts or long-term operational contracts, our business, prospects, financial condition and operating results may be materially adversely affected.

We and our outsourcing partners and suppliers may rely on complex machinery for our production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We and our third-party outsourcing partners and suppliers may rely on complex machinery, for the production and assembly of our EVs, which will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our facilities and the facilities of our third-party outsourcing partners and suppliers consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to production facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition or operating results.

If any of our suppliers become economically distressed or go bankrupt, we may be required to provide substantial financial support or take other measures to ensure supplies of components or materials, which could increase our costs, affect our liquidity or cause production disruptions.

We expect to purchase various types of equipment, raw materials and manufactured component parts from our suppliers. If these suppliers experience substantial financial difficulties, cease operations, or otherwise face business disruptions, we may be required to provide substantial financial support to ensure supply continuity or would have to take other measures to ensure components and materials remain available. Any disruption could affect’s our ability to deliver EVs and could increase our costs and negatively affect our liquidity and financial performance.

We are or may be subject to risks associated with strategic alliances or acquisitions and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.

We have entered into non-binding memoranda of understanding (“MOUs”) with certain key suppliers and development partners to form strategic alliances with such third parties, and may in the future enter into additional strategic alliances or joint ventures or minority equity investments, in each case with various third parties for the production of our EVs as well as with other collaborators with capabilities on data and analytics and engineering. There is no guarantee that any of our MOUs would lead to any binding agreements or lasting or successful business relationships with such key suppliers and development partners. If these strategic alliances are established, they may subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third-party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffers negative publicity or harm to their reputation from events relating to their business, We may also suffer negative publicity or harm to our reputation by virtue of our association with any such third-party.

Strategic business relationships will be an important factor in the growth and success of our business. However, there are no assurances that we will be able to continue to identify or secure suitable business relationship opportunities in the future or our competitors may capitalize on such opportunities before we do. Moreover, identifying such opportunities could require substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties. If we are unable to successfully source and execute on strategic relationship opportunities in the future, our overall growth could be impaired, and our business, prospects, financial condition and operating results could be materially adversely affected.

When appropriate opportunities arise, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if it fails to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

Risks Related to Our Industry and Competitive Landscape

The automotive market is highly competitive, and we may not be successful in competing in this industry.

We face intense competition in bringing our EVs to market. Both the automobile industry generally, and the EV segment in particular, are highly competitive, and we will be competing for sales with both EV manufacturers and traditional automotive companies. Many major automobile manufacturers have EVs available today and other current and prospective automobile manufacturers are also developing EVs. In recent quarters, interest in EVs from public investors has made access to public capital more readily available for newer entrants into the EV market, which in turn has increased the number of viable competitors. The influx of new, well-capitalized entrants, some of whom may be better capitalized than us or differently focused in areas of the EV market with greater demand, could have a material adverse effect on our business, prospects, financial condition and operating results. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products, including their EVs. Additionally, many of our current and potential competitors may have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other resources than we do. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as with investment opportunities and acquiring technologies complementary to, or necessary for, our EVs. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors. There are no assurances that customers will choose our EVs over those of our competitors, or over internal combustion engines vehicles. We expect additional competitors will continue to enter the industry. In addition, we also compete with companies offering ride-sharing, car-sharing services and other alternatives to car ownership.

We expect competition in our industry to continue to intensify based on the current and future competitive landscape in light of an increasing demand and regulatory push for alternative fuel and EVs.

If the market for EVs does not develop as we expect or develops more slowly than it expects, our business, prospects, financial condition and operating results will be adversely affected.

Our growth is highly dependent upon the adoption by consumers of EVs. The target demographics for our EVs are highly competitive. If the market for EVs does not develop at the rate or in the manner or to the extent that we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuels, hybrid and EVs is new and untested and is characterized by rapidly changing technologies, price competition, numerous competitors, evolving government regulation and industry standards and uncertain customer demands and behaviors.

The market for alternative fuel vehicles is rapidly evolving and as a result, the market for our EVs could be affected by numerous factors, such as:

●	perceptions about EV features, quality, safety, performance and cost;
●	perceptions about the limited range over which EVs may be driven on a single battery charge;
●	competition, including from other types of alternative fuel vehicles, plug-in hybrid EVs and high fuel-economy internal combustion engine vehicles;
●	fuel prices, including volatility in the cost of fossil fuels;
●	the timing of adoption and implementation of fully autonomous vehicles;
●	government regulations and economic incentives;
●	access to charging facilities and related infrastructure costs and standardization of EV charging systems;
●	electric grid capacity and reliability; and
●	macroeconomic factors.

The demand for EVs depends, in part, on the continuation of current trends resulting from dependence on fossil fuels. Extended periods of low gasoline or other petroleum-based fuel prices could adversely affect demand for our EVs, which would adversely affect our business, prospects, financial condition and operating results.

We believe that much of the present and projected demand for EVs results from concerns about volatility in the cost of gasoline and other petroleum-based fuel, the dependency of the United States on oil from unstable or hostile countries, government regulations and economic incentives promoting fuel efficiency and alternative forms of energy, as well as the belief that climate change results in part from the burning of fossil fuels. If the cost of gasoline and other petroleum-based fuel decreased significantly, the outlook for the long-term supply of oil to the United States improved, the government eliminated or modified our regulations or economic incentives related to fuel efficiency and alternative forms of energy, or if there is a change in the perception that the burning of fossil fuels negatively impacts the environment, the demand for EVs could be reduced, and our business and revenue may be harmed. In addition, demand for our offerings may be negative impacted if stay at home orders related to the COVID-19 pandemic persist or are adopted by additional markets.

Gasoline and other petroleum-based fuel prices have been extremely volatile, and we believe this continuing volatility will persist. Lower gasoline or other petroleum-based fuel prices over extended periods of time may lower the perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. If gasoline or other petroleum-based fuel prices remain at deflated levels for extended periods of time, the demand for EVs may decrease, which would have an adverse effect on our business, prospects, financial condition and operating results.

We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives for which we may apply. As a result, our business, prospects, financial condition and operating results may be adversely affected.

We anticipate applying for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel and EVs and related technologies. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from federal, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that it will be successful in obtaining any of these additional grants, loans and other incentives or that our subscription model will be eligible for certain tax or other economic incentives.

Risks Related to Technology, Data and Privacy-Related Matters

Our EVs are based on the use of complex and novel steer-by-wire technology that is unproven on a wide commercial scale.

Our true steer-by-wire system, specifically, our proprietary architecture in which all steering, braking and throttle function are controllable via a secure, redundant communication framework, is based on complex technology that has not been introduced to the consumer vehicle market. Given this technology is unproven on a wide commercial scale, it may not be successful and may not achieve widespread market acceptance among our prospective customers. This technology must interoperate with other complex EV technology in order to operate as designed and as expected.

Any defects or errors in, or which are attributed to, our steer-by-wire technology, could result in:

●	delayed market acceptance of our EVs;
●	loss of customers or inability to attract new customers;
●	diversion of engineering or other resources for remedying the defect or error;
●	damage to our brand or reputation;
●	increased service and warranty costs;
●	legal action by customers or third parties, including product liability claims; and
●	penalties imposed by regulatory authorities.

Our EVs rely on software and hardware that is highly technical, and if these systems contain errors, bugs or vulnerabilities, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.

Our EVs rely on software and hardware that is highly technical and complex and will require modification and updates over the life of the vehicle. In addition, our EVs depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. Our software and hardware may contain, errors, bugs or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Errors, bugs, vulnerabilities, design defects or technical limitations may be found within our software and hardware. Although we attempt to remedy any issues we observe in our EVs as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers. Additionally, if we are able to deploy updates to the software addressing any issues but our over-the-air update procedures fails to properly update the software, our customers would then be responsible for installing such updates to the software and their software will be subject to these vulnerabilities until they do so. If we are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware, we may suffer damage to our reputation, loss of customers, loss of revenue or liability for damages, any of which could adversely affect our business and financial results.

We may be subject to risks associated with autonomous driving technology.

Our EVs are being designed with connectivity for an autonomous hardware suite and will offer some autonomous functionality. Autonomous driving technologies are subject to risks and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on user interaction and users, as well as other drivers on the roadways, may not be accustomed to using or adapting to such technologies. To the extent accidents associated with our autonomous driving systems occur, we could be subject to liability, negative publicity, government scrutiny and further regulation. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.

Autonomous driving technology is also subject to considerable regulatory uncertainty as the law evolves to catch up with the rapidly evolving nature of the technology itself, all of which are beyond our control. Our EVs also may not achieve the requisite level of autonomy required for certification and rollout to consumers or satisfy changing regulatory requirements which could require us to redesign, modify or update our autonomous hardware and related software systems.

The automotive industry and our technology are rapidly evolving and may be subject to unforeseen changes which could adversely affect the demand for our EVs.

We may be unable to keep up with changes in EV technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Developments in alternative technologies, such as advanced diesel, ethanol, hybrids, fuel cells, including liquid hydrogen, or compressed natural gas, improvements in battery technologies utilized by our competitors or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Any failure by us to successfully react to changes in existing technologies could materially harm our competitive position and growth prospects.

Developments in alternative technology or improvements in the internal combustion engine may adversely affect the demand for our EVs.

Significant developments in alternative technologies, such as battery cell technology, advanced gasoline, ethanol or natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business, prospects, financial condition and operating results in ways we do not currently anticipate. Existing and other battery cell technologies, fuels or sources of energy may emerge as customers’ preferred alternative to our EVs. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced alternative fuel and EVs, which could result in the loss of competitiveness of our EVs, decreased revenue and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in alternative fuel and EV technology. As technologies change, we plan to upgrade or adapt our EVs with the latest technology. However, our EVs may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our EVs.

We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our EVs and customer data processed by us or third-party vendors.

We are at risk for interruptions, outages and breaches of our: (a) operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; (b) facility security systems, owned by us or our third-party vendors or suppliers; (c) transmission control, battery management, steer-by-wire and autonomous driving systems or other in-product technology, owned by us or our third-party vendors or suppliers; (d) the integrated software in our EVs; or (e) customer data that we process or our third-party vendors or suppliers process on our behalf. Such incidents could: materially disrupt our operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our EVs.

We plan to include in-vehicle services and functionality that utilize data connectivity to monitor performance and timely capture opportunities to enhance on-the-road performance and for safety and cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems. Our systems or those of third parties upon whom we rely are vulnerable to damage or interruption from, among others, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunications failures, viruses, denial or degradation of service attacks, ransomware, social engineering schemes, employee error or malfeasance, insider theft or misuse or other attempts to harm the systems upon which we rely. We intend to use our in-vehicle services and functionality to log information about each vehicle’s use in order to aid us in vehicle diagnostics and servicing. Our customers may object to the use of this data, which may increase our vehicle maintenance costs and harm our business prospects.

Moreover, there are inherent risks associated with developing, improving, expanding and updating our current systems, such as the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, deploy, deliver and service our EVs, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that the systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

We retain personal information about our vehicles, drivers, customers, employees or others that, if compromised, could materially adversely affect our financial performance and results of operations or prospects.

We collect, store, transmit, disclose, use and otherwise process data from vehicles, drivers, customers, employees and others as part of our business and operations, which may include personal, confidential or proprietary information. We also work with partners and third-party service providers or vendors that collect, store, transmit, disclose use and otherwise process such data on our behalf and in connection with our EVs. There can be no assurance that any security measures that we or our third-party service providers or vendors have implemented will be effective against current or future security threats. If a compromise of data were to occur, we may become liable under our contracts with other parties and under applicable laws for damages and incur penalties and other costs to respond to, investigate and remedy such an incident. Our systems, networks and physical facilities could be breached or personal information could otherwise be compromised due to employee error or malfeasance, if, for example, third parties attempt to fraudulently induce our employees or our customers to disclose information or usernames and/or passwords. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks and/or physical facilities utilized by our service providers and vendors. Due to the COVID-19 pandemic, a significant portion of our workforce works remotely and that has increased the risk to our information technology assets and data.

The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. In addition, the costs of maintaining or upgrading our cyber-security systems at the level necessary to keep up with our expanding operations and prevent against potential attacks are increasing, and despite our best efforts, our network security and data recovery measures and those of our vendors may still not be adequate to protect against such security breaches and disruptions, which could cause harm to our business, financial condition and results of operations. Moreover, if a security breach were to occur, our ability to accurately and/or timely report our financial results could be impaired and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results.

Our EVs contain complex information technology systems and built-in data connectivity to accept and install periodic remote updates to improve or update functionality. We have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks, our EVs and related systems. However, individuals may attempt to gain unauthorized access to modify, alter and use such networks, vehicles and systems to gain control of or to change our EVs’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the vehicle. A significant breach of our third-party service providers’ or vendors’ or our own network security and systems could have serious negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our EVs and harm to our reputation and brand.

We may not have adequate insurance coverage to cover security breaches. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

We may need to defend against intellectual property infringement claims or misappropriation claims, which may be time-consuming and expensive and, if adversely determined, could limit our ability to commercialize our EVs.

Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that could prevent or limit our ability to make, use, develop or deploy our EVs, which could make it more difficult for us to operate our business. We may receive inquiries from patent, copyright or trademark owners inquiring whether we infringe upon their proprietary rights. We may also be the subject of more formal allegations that we have misappropriated such parties' trade secrets or other proprietary rights. Companies owning patents or other intellectual property rights relating to battery packs, electric motors, fuel cells or electronic power management systems may allege infringement or misappropriation of such rights. In response to a determination that we have infringed upon or misappropriated a third-party's intellectual property rights, we may be required to do one or more of the following:

●	cease development, sales or use of our products that incorporate the asserted intellectual property;
●	pay substantial damages;
●	obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or available at all; or
●	re-design one or more aspects or systems of our EVs.

A successful claim of infringement or misappropriation against us could materially adversely affect our business, prospects, financial condition and operating results. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.

Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which could adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we will rely on a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyrights, trademarks, intellectual property licenses and other contractual rights to establish and protect our rights in our technology.

The protection of our intellectual property rights will be important to our future business opportunities. However, the measures we take to protect our intellectual property from unauthorized use by others may not be effective for various reasons, including the following:

●	as noted below, any patent applications we submit may not result in the issuance of patents (and patents have not yet issued to us based on our pending applications);
●	the scope of our patents that may subsequently issue may not be broad enough to protect our proprietary rights;
●	our issued patents may be challenged or invalidated by third parties;
●	our employees or business partners may breach their confidentiality, non-disclosure and non-use obligations to us;
●	third parties may independently develop technologies that are the same or similar to ours;
●	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make enforcement impracticable; and
●	current and future competitors may circumvent or otherwise design around our patents.

Patent, trademark, copyright and trade secret laws vary throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as do the laws of the U.S. Further, policing the unauthorized use of our intellectual property rights in foreign jurisdictions may be difficult. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the U.S.

Also, while we have registered and applied for trademarks in an effort to protect our investment in our brand and goodwill with customers, competitors may challenge the validity of those trademarks and other brand names in which we have invested. Such challenges can be expensive and may adversely affect our ability to maintain the goodwill gained in connection with a particular trademark.

Our patent applications for our proprietary technology, including for our multi-purpose EV platform, may not issue, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We cannot be certain that we are the first inventor of the subject matter disclosure or to file a patent application for our proprietary technology, including for our multi-purpose EV platform. If another party has filed a patent application to the same or similar subject matter as we have, we may not be entitled to the protection sought by the patent application. We also cannot be certain whether the claims included in a patent application will ultimately be allowed in the applicable issued patent. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our issued patents, which may adversely affect our business, prospects, financial condition and operating results.

Our EVs make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame.

The battery packs in our EVs use lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have taken measures to enhance the safety of our battery designs, a field or testing failure of our EVs could occur in the future, which could subject us to lawsuits, product recalls, or redesign efforts, all of which would be time-consuming and expensive. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications or any future incident involving lithium-ion cells such as a vehicle or other fire, even if such incident does not involve our EVs, could seriously harm our business.

In addition, our manufacturing partners and suppliers are expected to store a significant number of lithium-ion cells at their facilities. Any mishandling of battery cells may cause disruption to the operation of such facilities. A safety issue or fire related to the cells could disrupt operations or cause manufacturing delays. Such damage or injury could lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s EV or energy storage product may cause indirect adverse publicity for us and our EVs. Such adverse publicity could negatively affect our brand and harm our business, prospects, financial condition and operating results.

Risks Related to Environmental, Regulatory and Tax Matters

The unavailability, reduction or elimination of government and economic incentives due to policy changes or government regulation could have a material adverse effect on our business, prospects, financial condition and operating results.

Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of the EV industry or other reasons may result in the diminished competitiveness of the alternative fuel and EV industry generally or our EVs. While certain tax credits and other incentives for alternative energy production, alternative fuel and EVs have been available in the past, there is no guarantee these programs will be available in the future. If current tax incentives are not available in the future, our financial position could be harmed.

We, our outsourcing partners and our suppliers are subject to substantial regulation and unfavorable changes to, or failure by us, our outsourcing partners or our suppliers to comply with, these regulations could substantially harm our business and operating results.

We and our EVs, and motor vehicles in general, as well as our third-party outsourcing partners and our suppliers are or will be subject to substantial regulation under foreign, federal, state and local laws. We continue to evaluate requirements for licenses, approvals, certificates and governmental authorizations necessary to manufacture, deploy or service our EVs in the jurisdictions in which it plans to operate and intends to take such actions necessary to comply. We may experience difficulties in obtaining or complying with various licenses, approvals, certifications and other governmental authorizations necessary to manufacture, deploy or service our EVs in any of these jurisdictions. If we, our third-party outsourcing partners or our suppliers are unable to obtain or comply with any of the licenses, approvals, certifications or other governmental authorizations necessary to carry out our operations in the jurisdictions in which they currently operate, or those jurisdictions in which they plan to operate in the future, our business, prospects, financial condition and operating results could be materially adversely affected. We expect to incur significant costs in complying with these regulations. Regulations related to the electric and alternative energy vehicle industry are evolving and we face risks associated with changes to these regulations, including but not limited to:

●	increased support for other alternative fuel systems, which could have an impact on the acceptance of our EVs; and

●	increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine, which could lead them to pass regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote alternative fuel vehicles.

To the extent the laws change, our EVs may not comply with applicable foreign, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected.

Future changes to regulatory requirements may have a negative impact upon our business.

While our EVs are subject to substantial regulation under federal, state and local laws, we believe that our EVs will be compliance with all applicable laws when they are offered to the public. However, to the extent the laws change, new laws are introduced, or if we introduce new EVs in the future, some or all of our EVs may not comply with applicable international federal, state or local laws. Further, certain federal, state and local laws and industry standards currently regulate electrical and electronics equipment. Although standards for EVs are not yet generally available or accepted as industry standards, our EVs may become subject to international, federal, state, and local regulation in the future. Compliance with these regulations could be burdensome, time consuming, and expensive.

Our EVs are subject to environmental and safety compliance with various federal and state regulations, including regulations promulgated by the Environmental Protection Agency, the National Highway Traffic and Safety Administration and various state boards, and compliance certification is required for each new model year. The cost of these compliance activities and the delays and risks associated with obtaining approval can be substantial. The risks, delays and expenses incurred in connection with such compliance could be substantial.

In addition, our EVs involve a novel design and new technology, including side-facing seats and steer-by-wire technology and a street view window, that may not meet existing safety standards or require modification in order to comply with various regulatory requirements. Compliance with regulatory requirements is expensive, at times requiring the replacement, enhancement or modification of equipment, facilities or operations. There can be no assurance that we will be able to maintain our profitability by offsetting any increased costs of complying with future regulatory requirements.

Our EVs are subject to motor vehicle standards and the failure to satisfy such mandated safety standards would have a material adverse effect on our business and operating results.

All vehicles sold must comply with international, federal and state motor vehicle safety standards. In the United States, vehicles that meet or exceed all federally mandated safety standards are certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Failure by us to have our EVs satisfy motor vehicle standards would have a material adverse effect on our business and operating results.

We are subject to stringent and evolving laws, regulations, standards and policies, governing data privacy and security as well as contractual obligations related to data privacy and security, and our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines, penalties or other liability, and otherwise adversely affect our business.

We are subject to or affected by a number of foreign, federal, state and local laws and regulations, as well as contractual obligations and industry standards, that impose obligations and restrictions with respect to data privacy and security, and govern our collection, storage, retention, protection, use, transmission, sharing, disclosure of personal information including that of our employees, customers and others. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. Such laws may be inconsistent or may change. Governmental authorities may adopt new or additional laws governing personal data.

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. For example, in the United States, California adopted the California Consumer Privacy Act (“CCPA”), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action for data breaches. Specifically, the CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of the sale of personal information. The CCPA provides for civil penalties for violations and statutory damages ranging from $100 to $750 per violation, which is expected to increase data breach class action litigation and result in exposure to costly legal judgments and settlements. It is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act (“CPRA”) becomes operative. The CPRA will, among other things, give California residents the ability to limit the use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce California’s privacy laws. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states have begun to propose or enact similar laws. For example, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”) that may impose obligations on us similar to or more stringent than those we may face under other data protection laws. As another example, the General Data Protection Regulation (EU) 2016/679 (GDPR), applies across the European Economic Area (EEA). Also, notwithstanding the United Kingdom's (UK) withdrawal from the European Union, by operation of the so-called “UK GDPR,” the GDPR continues to apply in substantially equivalent form in the context of UK-focused personal data processing operations. Collectively, European data protection laws (including the GDPR) are wide-ranging in scope and impose numerous, significant and complex compliance burdens in relation to the processing of personal data such as, without limitation, with regard the international transfer of personal data out of the European Economic Area, Switzerland and United Kingdom. European data protection laws also provide for more robust regulatory enforcement and greater penalties for noncompliance than previous data protection laws, including, for example, under the GDPR, fines of up to €20 million or 4% of global annual revenue of any noncompliant organization for the preceding financial year, whichever is higher. The GDPR also confers regulators with the ability to impose personal data processing penalties; and a private right of action for data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, as well as obtain compensation for damages resulting from violations of the GDPR. Compliance with any applicable privacy and data security laws and regulations is a cost and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.

We publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, contractors, service providers or vendors fail to comply with our published policies and documentation. Such failures can subject us to potential local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

We are subject to various environmental laws and regulations that could impose substantial costs upon us and cause delays in building our production facilities.

Our operations are and will be subject to international, federal, state and local environmental laws and regulations, including laws relating to the use, handling, storage, disposal of and human exposure to hazardous materials. Environmental and health and safety laws and regulations can be complex, and we have limited experience complying with them. Moreover, we expect that it will be affected by future amendments to such laws or other new environmental and health and safety laws and regulations which may require us to change our operations, potentially resulting in a material adverse effect on our business, prospects, financial condition and operating results. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations.

Contamination at properties we will own or operate, we formerly owned or operated or to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results.

Changes in tax laws may materially adversely affect our business, prospects, financial condition and operating results.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, and failure to appropriately comply with such tax laws, statutes, rules and regulations could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could adversely affect our business, prospects, financial condition and operating results. For example, U.S. federal tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service (the “IRS”) with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. The CARES Act has already modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation.

Our ability to use net operating loss carryforwards and other tax attributes may be limited.

Our U.S. operating subsidiary has incurred losses during our history and does not expect to become profitable in the near future and may never achieve profitability. To the extent that our U.S. subsidiaries continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all.

Under the Tax Act, as modified by the CARES Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

In addition, the net operating loss carryforwards of our U.S. subsidiaries are subject to review and possible adjustment by the IRS, and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), these federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in our ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The ability of our U.S. subsidiaries to utilize net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the Business Combination or other transactions. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from the Business Combination or other transactions, or any resulting limitations on our ability to utilize our net operating loss carryforwards and other tax attributes. If our U.S. subsidiaries earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Changes in U.S. trade policy, including the continuation or imposition of tariffs and the resulting consequences, could adversely affect our business, prospects, financial condition and operating results.

The U.S. government has adopted a new approach to trade policy and in some cases has attempted to renegotiate or terminate certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods, including steel and certain vehicle parts, which have begun to result in increased costs for goods imported into the United States. In response to these tariffs, a number of U.S. trading partners have imposed retaliatory tariffs on a wide range of U.S. products, which makes it more costly for us to export our EVs to those countries. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, or if demand for our exported EVs decreases due to the higher cost, our operating results could be materially adversely affected. In addition, further tariffs have been proposed by the U.S. and our trading partners and additional trade restrictions could be implemented on a broader range of products or raw materials. The resulting environment of retaliatory trade or other practices could have a material adverse effect on our business, prospects, financial condition, operating results, customers, suppliers and the global economy.

We are subject to governmental export and import controls and laws that could subject us to liability if we are not in compliance with such laws.

Our EVs are subject to export control, import and economic sanctions laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of our EVs and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

In addition, changes to our EVs, or changes in applicable export control, import, or economic sanctions laws and regulations may create delays in the introduction and sale of our EVs and solutions or, in some cases, prevent the export or import of our EVs to certain countries, governments, or persons altogether. Any change in export, import, or economic sanctions laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations, could also result in decreased use of our EVs, as well as our decreased ability to export or market our EVs to potential customers. Any decreased use of our EVs or limitation on our ability to export or market our EVs would likely adverse our business, financial condition and results of operations.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Investments in us have been and may be subject to U.S. foreign investment regulations which may impose conditions or limitations on certain investors (including, but not limited to, limits on purchasing our Common Stock, limits on information sharing with such investors, requiring a voting trust, governance modifications, forced divestiture, or other measures).

Certain investments that involve the acquisition of, or investment in, a U.S. business may be subject to review and approval by the Committee on Foreign Investment in the United States (“CFIUS”), depending on the structure, beneficial ownership and control of interests in the U.S. business. Investments that result in control of a U.S. business by a foreign person are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective on February 13, 2020, among other things expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.” Moreover, other countries continue to strengthen their own foreign investment clearance (“FIC”) regimes, and investments and transactions outside of the U.S. may be subject to review by non-U.S. FIC regulators if such investments are perceived to implicate national security policy priorities. Any review and approval of an investment or transaction by CFIUS or another FIC regulator may have outsized impacts on transaction certainty, timing, feasibility, and cost, among other things. CFIUS and other FIC regulatory policies and practices are rapidly evolving, and in the event that CFIUS or another FIC regulator reviews one or more proposed or existing investment by investors in us, there can be no assurances that such investors will be able to maintain, or proceed with, such investments on terms acceptable to such investors. CFIUS has or another FIC regulator may seek to impose limitations or restrictions on, or prohibit, investments by such investors (including, but not limited to, limits on purchasing our Common Stock, limits on information sharing with such investors, requiring a voting trust, governance modifications, or forced divestiture, among other things).

Risks Related to Our Securities

Concentration of ownership among our existing executive officers, directors and their respective affiliates may prevent new investors from influencing significant corporate decisions.

As of March 24, 2021, our affiliates, executive officers, directors and their respective affiliates as a group beneficially own approximately 57.5% of the outstanding Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

We do not expect to declare any dividends in the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on then-existing conditions, including, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, business prospects and other factors that the Board may deem relevant. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Our Certificate of Incorporation designates specific courts as the exclusive forum for certain stockholder litigation matters, which could limit the ability of our stockholders to obtain a favorable forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against current or former directors, officers or other employees for breach of fiduciary duty, other similar actions, any other action as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware and any action or proceeding concerning the validity of our Certificate of Incorporation or our Bylaws may be brought only in the Court of Chancery in the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware does not have subject matter jurisdiction thereof, any state court located in the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware), unless we consent in writing to the selection of an alternative forum. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Certificate of Incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This provision may limit our stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us and our directors, officers or other employees and may have the effect of discouraging lawsuits against our directors, officers and other employees. Furthermore, our stockholders may be subject to increased costs to bring these claims, and the exclusive forum provision could have the effect of discouraging claims or limiting investors’ ability to bring claims in a judicial forum that they find favorable.

In addition, the enforceability of similar exclusive forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with one or more actions or proceedings described above, a court could rule that this provision in our Certificate of Incorporation is inapplicable or unenforceable. In March 2020, the Delaware Supreme Court issued a decision in Salzburg et al. v. Sciabacucchi, which found that an exclusive forum provision providing for claims under the Securities Act to be brought in federal court is facially valid under Delaware law. We intend to enforce this provision, but we do not know whether courts in other jurisdictions will agree with this decision or enforce it. If a court were to find the exclusive forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, prospects, financial condition and operating results.

The issuance of shares of our Common Stock upon exercise of our outstanding warrants will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2020, warrants to purchase an aggregate of approximately 24.4 million shares of our Common Stock were outstanding and exercisable (subject to the conditions set forth in the Warrant Agreement). The exercise price of these warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Common Stock.

There is no guarantee that our warrants will be in the money at the time they are exercisable, and they may expire worthless.

The exercise price for our warrants is $11.50 per share of Common Stock. There is no guarantee that the warrants will remain in the money throughout the time they are exercisable and prior to their expiration, and as such, the warrants may expire worthless.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Common Stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement (the “Warrant Agreement”) between us and Continental Stock Transfer & Trust Company, as warrant agent. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Common Stock purchasable upon exercise of a warrant.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrantholders, thereby making such warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (a) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (b) to sell your warrants at the then-current market price when you might otherwise wish to hold your Warrants or (c) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

In addition, we may redeem your warrants after they become exercisable for a number of shares of Common Stock determined based on the redemption date and the fair market value of our Common Stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case, you would lose any potential embedded value from a subsequent increase in the value of our Common Stock had your warrants remained outstanding.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our Common Stock adversely, the price and trading volume of our Common Stock could decline.

The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Common Stock would likely decline. If any analyst who may cover us were to cease their coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

An active trading market for our Common Stock or our warrants may not be maintained.

We can provide no assurance that we will be able to maintain an active trading market for our Common Stock or our warrants on the Nasdaq Global Select Market, or Nasdaq, or any other exchange in the future. If an active market for our Common Stock or our warrants is not maintained, or if we fail to satisfy the continued listing standards of the Nasdaq for any reason and our securities are delisted, it may be difficult for our security holders to sell their securities without depressing the market price for the securities or at all. An inactive trading market may also impair our ability to both raise capital by selling shares of Common Stock and acquire other complementary products, technologies or businesses by using our shares of Common Stock as consideration.

A significant portion of our total outstanding shares of our Common Stock are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock. We are unable to predict the effect that sales may have on the prevailing market price of our Common Stock and warrants.

Sales, or the potential sales, of substantial numbers of shares in the public market by the selling securityholders, subject to certain restrictions on transfer until the termination of applicable lock-up periods, could increase the volatility of the market price of our Common Stock or adversely affect the market price of our Common Stock.

Registration of the shares of our Common Stock issuable upon exercise of the warrants under the Securities Act may not be in place when an investor desires to exercise warrants.

Under the terms of the Warrant Agreement, we are obligated to file and maintain an effective registration statement under the Securities Act, covering the issuance of shares of our Common Stock issuable upon exercise of the warrants. We cannot assure you that we will be able to do so if, for example, any facts or events arise that represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or we are required to address any comments the SEC may issue in connection with such registration statement. For so long as the issuance of the shares of Common Stock issuable upon exercise of the warrants is not covered by an effective registration statement, registered under the Securities Act, we are required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Common Stock for sale under all applicable state securities laws.

We may issue additional shares of Common Stock or preferred stock, including under our equity incentive plan. Any such issuances would dilute the interest of our stockholders and likely present other risks.

We may issue a substantial number of additional shares of Common Stock or preferred stock, including under our equity incentive plan. Any such issuances of additional shares of Common Stock or preferred stock:

●	may significantly dilute the equity interests of our investors;
●	may subordinate the rights of holders of Common Stock if preferred stock is issued with rights senior to those afforded our Common Stock;
●	could cause a change in control if a substantial number of shares of our Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our Common Stock and/or warrants.

The SEC may require that our warrants be accounted for as liabilities rather than as equity and such requirement may result in a restatement of our previously issued consolidated financial statements.

We recently became aware that the SEC's Office of the Chief Accountant is evaluating the acceptability of two alternatives of accounting for warrants originally issued by special purpose acquisition companies, specifically, presenting the warrants as equity or as a liability. Since issuance, our warrants have been accounted for as an equity transaction within our consolidated balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that such accounting treatment continues to be acceptable. However, the SEC may conclude that the warrants issued by special purpose acquisition companies, including our warrants, should be presented as liabilities with subsequent fair value remeasurement through earnings. In such case, we may be required to conduct a valuation of our warrants and restate our previously issued consolidated financial statements, resulting in unanticipated costs and diversion of management resources and potential loss of investor confidence.

General Risk Factors

We have been, and may in the future be, adversely affected by health epidemics and pandemics, including the ongoing global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.

We face various risks related to public health issues, including epidemics, pandemics and other outbreaks, including the ongoing COVID-19 pandemic. The COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, social distancing practices, stay-at-home or shelter-in-place orders, and business shutdowns. These measures have, and may continue to have, an adverse impact on our business and operations, including, for example, inefficiencies with testing and manufacturing of our EVs, which cannot be conducted remotely in all cases, increased costs associated with working remotely or otherwise operating in compliance with regulatory restrictions related to the pandemic, or reduced availability of capital. These measures may continue to have an adverse impact on our sales and marketing activities and the production schedule of our EVs, and are likely to continue to have adverse impacts to the operations of our suppliers, vendors and business partners. For example, we may experience an increase in the cost of raw materials used in our commercial production of EVs. The COVID-19 pandemic also could limit the ability of our customers, suppliers, vendors and business partners to perform, including third-party suppliers’ ability to provide components and materials used in our EVs. In addition, we asked that our employees who are able to do so work remotely, and while we have since begun partial re-opening of certain offices, it is possible that continued widespread remote work arrangements could continue to have a negative impact on our operations, the execution of our business plans, and productivity and availability of key personnel and other employees necessary to conduct our business, as well as our contractors and service providers who perform critical services for us. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus. If significant portions of our workforce or contractors and service providers are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our business, prospects, financial condition and operating results may be materially adversely impacted.

On a macroeconomic level, the COVID-19 pandemic has created significant volatility in the global economy and led to reduced economic activity, including changes in consumer and business behavior, pandemic fears and market downturns, in addition to restrictions on business and individual activities. The spread of COVID-19 has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers and has led to a global decrease in vehicle sales and usage in markets around the world. These factors could have a material adverse effect on the demand for EVs. Under difficult economic conditions, potential customers may seek to reduce spending by foregoing EVs for other traditional options, and cancel subscription agreements for our EVs, which could require us to modify or abandon our subscription model.

Although vaccines have been approved, governmental and regulatory restrictions are subsiding and more economic and operating activities resume, demand for EVs may remain weak for a significant length of time and we cannot predict when or if such demand will return to pre-COVID-19 levels. We may continue to experience an adverse impact to our business as a result of the pandemic’s global economic impact, including any recession that has occurred or may occur in the future. There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and a pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic, or a similar health epidemic, is highly uncertain and subject to change. To the extent the COVID-19 pandemic adversely affects our business, prospects, financial condition and operating results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Our management has limited experience in operating a public company.

Although we are working steadily to build out an executive team with strong public company experience, including our executive chairman, Tony Aquila, and the members of our Board, who each have substantial experience managing public companies, many of our senior officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Our management's limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the post-combination company. We are actively training our existing personnel and hiring new personnel with public company experience, but in the interim, we may not have adequate personnel with the appropriate level of knowledge, experience and training in public company matters, such as in the accounting policies, practices or internal control over financial reporting required of public companies in the U.S. We are also in the process of upgrading our finance and accounting systems to an enterprise system suitable for a public company, which will assist us in the timely filing of required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. In addition, the hiring of additional employees to support our operations as a public company which will increase our operating costs in future periods.

We will incur increased costs and administrative burden as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we are subject to the requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations promulgated and to be promulgated thereunder, Public Company Accounting Oversight Board (the “PCAOB”), as well as rules adopted, and to be adopted, by the SEC and the Nasdaq Stock Market LLC (“Nasdaq”). Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will increase our net loss and comprehensive loss. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, we created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if we or our independent registered public accounting firm identifies additional material weaknesses or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. We cannot predict or estimate the amount or timing of additional costs it may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Our employees and independent contractors may engage in misconduct or other improper activities, which could have an adverse effect on our business, prospects, financial condition and operating results.

We are exposed to the risk that our employees and independent contractors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other activities that violate laws and regulations, including production standards, U.S. federal and state fraud, abuse, data privacy and security laws, other similar non-U.S. laws or laws that require the true, complete and accurate reporting of financial information or data. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, prospects, financial condition and operating results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our business, prospects, financial condition and operating results.

We expect initial launch of our EVs to be concentrated in certain targeted jurisdictions, putting it at risk of region-specific disruptions.

We expect to initially launch our EV offerings in limited jurisdictions. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in other markets that may become similarly concentrated. Further, as compared to our competitors who operate on a wider geographic scale, any adverse changes or events in our targeted jurisdictions may expose our business and results of operations to more significant risks.

We may become subject to product liability claims, including possible class action and derivative lawsuits, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

Product liability claims, even those without merit or those that do not involve our EVs, could harm our business, prospects, financial condition and operating results. The automobile industry in particular experiences significant product liability claims, and we face inherent risk of exposure to claims in the event our EVs do not perform or are claimed to not have performed as expected. As is true for other EV suppliers, we expect in the future that our EVs will be involved in crashes resulting in death or personal injury. Additionally, product liability claims that affect our competitors or suppliers may cause indirect adverse publicity for us and our EVs.

A successful product liability claim against us could require us to pay a substantial monetary award. Our risks in this area are particularly pronounced given we have not deployed our EVs for consumer use to date and the limited field experience of our EVs. Moreover, a product liability claim against us or our competitors could generate substantial negative publicity about our EVs and business and could have a material adverse effect on our brand, business, prospects, financial condition and operating results. We may self-insure against the risk of product liability claims for vehicle exposure, meaning that any product liability claims will likely have to be paid from company funds, not by insurance.

Our business may be adversely affected by labor and union activities.

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. We may also directly and indirectly depend upon other companies with unionized work forces, such as our manufacturing partners, parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results.

We qualify as an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and we currently and in the future may take advantage of certain exemptions from disclosure requirements available to emerging growth companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We will qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continues to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our Common Stock in the IPO. We cannot predict whether investors will find our securities less attractive because it will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor smaller reporting company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our headquarters is located in an 89,000 square foot facility that we lease in Torrance, California, just south of Los Angeles, California, where we design, engineer and develop our EVs. The lease for this facility expires in February 2033 and provides us with the option to extend the term for two additional 60-month periods commencing when the prior term expires.

We believe that our existing facilities are suitable and adequate for the current conduct of our business. To meet the future needs of our business, we may lease or purchase additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

For a description of material pending legal proceedings, please see Note 9, Commitments and Contingencies, of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock and public warrants currently trade on The Nasdaq Global Select Market under the symbols “GOEV” and “GOEVW,” respectively.

Holders of Record

As of March 24, 2021, there were 634 holders of record of our Common Stock.

As of March 24, 2021, there were 23,756,932 public warrants outstanding held by one holder. Each warrant entitles the registered holder to purchase one share of our Common Stock at a price of $11.50 per share, subject to certain adjustments.

The actual number of stockholders of our Common Stock and warrants is greater than this number of record holders and includes holders who are beneficial owners but whose shares of Common Stock or warrants are held in “street name” by banks, brokers and other nominees.

Dividend Policy

We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on then-existing conditions, including, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, business prospects and other factors that the Board may deem relevant.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below provides information with respect to recent repurchases of unvested shares of our Common Stock:

Maximum
			Total Number of	Number of Shares
			Shares Purchased	that May Yet Be
	Total Number of	Average Price	as part of Publicly	Purchased Under
	Shares Purchased	Paid	Announced Plans	the Plans or
Period	(1)	per Share	or Programs	Programs
October 1 - October 31, 2020	—	—	—	—
November 1 - November 30, 2020	—	—	—	—
December 1 - December 31, 2020	3,297	$0.01	—	—
(1)	Certain of our shares of Common Stock held by employees and service providers are subject to vesting. Unvested shares are subject to a right of repurchase by us in the event the holder of such shares is no longer employed by or providing services for us. All shares in the above table were shares repurchased as a result of our exercising this right and not pursuant to a publicly announced plan or program.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part I, Item 1A. “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.

Overview

Canoo is a Delaware corporation headquartered in Torrance, California. On December 21, 2020 (the “Closing Date”), Hennessy Capital Acquisition Corp. IV (“HCAC”) consummated its Business Combination with Legacy Canoo contemplated pursuant to that certain Merger Agreement and Plan of Reorganization, dated as of August 17, 2020 (the “Merger Agreement”), by and among HCAC, HCAC IV First Merger Sub, Ltd., an exempted company incorporated with limited liability in the Cayman Islands and a direct, a wholly owned subsidiary of HCAC, EV Global Holdco LLC (f/k/a HCAC IV Second Merger Sub, LLC), a Delaware limited liability company and a direct, wholly owned subsidiary of HCAC, and Canoo Holdings Ltd., an exempted company incorporated with limited liability in the Cayman Islands (“Legacy Canoo”), which ultimately resulted in Legacy Canoo becoming a wholly-owned direct subsidiary of HCAC. In connection with the closing of the Business Combination, HCAC changed its name to Canoo Inc. and we became a Nasdaq listed company.

We are a mobility technology company with a mission to bring EV’s to everyone. We have developed a technology platform, referred to as the Multi-Purpose Platform or platform, built to be highly modular and to enable us to rapidly innovate, and bring new products addressing multiple use cases to market faster than our competition and at lower cost. Our vehicle architecture and design philosophy is aimed at driving productivity and returning capital to our customers. Our software and technology capabilities packaged around a modular, customizable product will fundamentally alter the value proposition across a vehicle’s life.

Our Multi-Purpose Platform is a self-contained, fully-functional rolling chassis that directly houses all of the most critical components for operation of an EV. These include our in-house designed proprietary performance electric drivetrain, our battery systems, our advanced vehicle control electronics and software and other critical components, which all have been optimized for functional integration. Both our (1) true steer-by-wire system, believed to be the first such system applied to a production-intent vehicle, and (2) our flat composite leaf-spring suspension system are core components of our platforms’ unique functionality, enabling the development of a broad range of vehicle types and use cases due to the chassis’ flat profile and fully-variable steering positions. All of our announced vehicles will share the same platform paired with different cabins, or top hats, to create a range of uniquely customized and use-case optimized purpose-built mobility solutions targeting multiple segments of the rapidly expanding EV marketplace.

Our initial near-term vehicle lineup currently includes our Lifestyle Vehicle which is expected to launch in 2022, our first Multi-Purpose Delivery Vehicle, the MPDV1, which will have a targeted limited production availability in 2022 and estimated serial production launch in 2023, and our Pickup with anticipated availability beginning as early as 2023. This vehicle lineup offers us the unique ability to meet the demands in multiple target markets for the benefit of a wide array of potential customers. With our proprietary flat platform architecture, our vehicles will be able to offer class-leading cargo and passenger volume on a small footprint. In addition, each vehicle has been developed to be modular and customizable in order to drive productivity and improve return on capital for our customers.

Unlike most of our peers, which are at the early stages of their vehicle development cycle, prior to our December 2020 public listing, we had already invested more than $250 million and passed critical milestones in developing and testing of our platform and product.

●	Developed first Beta prototype in just 19 months from our inception in November 2017.
●	Expanded our Beta fleet to 32 properties and 13 drivable units.
●	Completed over 70 physical crash tests on our chassis platform and the Lifestyle Vehicle configuration.

The team has now moved into Gamma development on the Lifestyle Vehicle, putting us one step closer to bringing our first product to market in 2022. With the addition of our Executive Chairman and consistent with a focus on continuing to develop proprietary technology, our recently formed Rapid Innovation team has also accelerated the research and development of several prototype configurations, and we will continue to seek out new use cases and applications currently not addressed by any of our peers or other market participants.

Business Combination and Public Company Costs

On December 21, 2020, we consummated the Business Combination.

Immediately prior to closing of the Business Combination, all Legacy Canoo preference shares that were issued and outstanding were automatically converted into Legacy Canoo ordinary shares. Upon the consummation of the Business Combination, each Legacy Canoo ordinary share issued and outstanding was canceled and converted into the right to receive the Per Share Merger Consideration.

Upon the closing of the Business Combination, HCAC's certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 510,000,000 shares, of which 500,000,000 shares were designated Common Stock, $0.0001 par value per share, and of which 10,000,000 shares were designated preferred stock, $0.0001 par value per share.

In connection with the execution of the Merger Agreement, HCAC entered into separate subscription agreements with a number of investors, pursuant to which the Subscribers agreed to purchase, and HCAC agreed to sell to the Subscribers, an aggregate of 32,325,000 PIPE Shares, for a purchase price of $10.00 per share and an aggregate purchase price of $323.3 million, in the PIPE. The PIPE investment closed simultaneously with the consummation of the Business Combination. For additional information on the Business Combination, see Note 4 of the notes to our accompanying financial statements.

As of December 31, 2020, our cash increased by $672.9 million compared to that at December 31, 2019, primarily as a result of the Business Combination.

The Business Combination is accounted for as a reverse merger in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). While HCAC was the legal acquirer, because Legacy Canoo was deemed the accounting acquirer, the historical financial statements of Legacy Canoo became the historical financial statements of the combined company, upon the consummation of the Business Combination.

As a consequence of the Business Combination, we will need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses for, among other things, directors and officers liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

Covid-19 Impact

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which we operate. On March 27, 2020, the CARES Act was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic.

As the COVID-19 pandemic continues to evolve, the ultimate extent of the impact on our businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the pandemic, the pandemic’s impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. The COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures have adversely impacted our employees ability to collaborate in a discipline that requires a high degree of collaborative work. Our operations have had to change and adapt to meet these new demands. The operations of our suppliers, vendors and business partners have been impacted and our sales and marketing activities for our vehicles and other services were made increasingly difficult as a result of the COVID-19 pandemic. Our team has worked to maintain the production schedule of our EVs but the work and collaboration with suppliers for our next phase of development would have required a significant degree of in-person work that was not feasible. Various aspects of our business cannot be conducted remotely, including the testing and manufacturing of our EVs. Further, as a growing company, the ability for us to hire, onboard and train new employees has been impacted and has required us to evaluate areas of our business that will not result in the best use of our human capital for long-term growth. The spread of COVID-19 has also caused us and many of our contractors and service providers to modify our business practices (including employee travel, recommending that all non-essential personnel work from home and cancellation or reduction of physical participation in testing activities, meetings, events and conferences), and collectively with our contractors and service providers, we have been and may further be required to take actions as required by government authorities or that we determine are in the best interests of our employees, customers, suppliers, vendors and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce or contractors and service providers are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted. These factors related to COVID-19 are beyond our knowledge and control and, as a result, at this time, we are unable to predict the ultimate impact, both in terms of severity and duration, that the COVID-19 pandemic will have on our business, operating results, cash flows and financial condition, but it could be material if the current circumstances continue to exist for a prolonged period of time. Although we have made our best estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. Accordingly, it is reasonably possible that the estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, and if so, we may be subject to future impairment losses related to long-lived assets as well as changes to valuations.

Comparability of Financial Information

Our results of operations and statements of assets and liabilities may not be comparable to historical results as a result of the Business Combination, which was completed late in the fourth quarter of 2020.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Item 1A, “Risk Factors.”

Successful Commercialization our EVs

We expect to derive significant future revenue from our first vehicle offerings including through sales and subscription programs for our Lifestyle Vehicle, MPDV1, and/or Pickup which are not expected to launch until 2022 and 2023 or later. In order to reach commercialization, we must purchase and integrate related property and equipment, as well as achieve several research and development milestones.

We expect that both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:

●	commercialize our EVs;
●	continue to invest in our technology, research and development efforts;
●	increase our investment in marketing, advertising, sales and distribution infrastructure for our EVs and services;
●	obtain, maintain and improve our operational, financial and management information systems;
●	hire additional personnel;
●	obtain, maintain, expand and protect our intellectual property portfolio; and
●	operate as a public company.

As a result, we will require substantial additional capital to develop our EVs and services and fund our operations for the foreseeable future. We will also require capital to identify and commit resources to investigate new areas of demand. Until we can generate sufficient revenue from vehicle sales, we expect to primarily finance our operations through commercialization and production with proceeds from the Business Combination, including the proceeds from the PIPE Financing, and, as needed, secondary public offerings or debt financings. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our research and development efforts and our ability to successfully manage and control costs.

Key Components of Statements of Operations

Basis of Presentation

Currently, we conduct business through one operating segment. We are an early stage-growth company with no commercial operations, and our activities to date have been limited and are conducted in the United States. For more information about our basis of presentation, refer to Note 2 of the notes to our accompanying financial statements for the years ended December 2020 and 2019.

Revenue

During 2020, our revenue has been derived from the provision of engineering, development and design consulting services on a project basis. Once we reach commercialization and commence production of our EVs, we expect that the majority of our revenue will be derived initially from sales and subscription programs from our Lifestyle Vehicle, MPDV1, and other vehicles and commercial products and services when launched.

Cost of Revenue, excluding Depreciation

We have recorded cost of revenue, excluding depreciation for the consulting services rendered in relation to engineering, development and design services provided on a project basis. Once we reach commercialization and commence production of our vehicles, we expect cost of revenue to include vehicle components and parts, including batteries, direct labor costs and costs associated with the consumer subscription services.

Research and Development Expenses, excluding Depreciation

Research and development expenses, excluding depreciation consist of salaries, employee benefits and expenses for design and engineering personnel, stock-based compensation, as well as materials and supplies used in research and development activities. In addition, research and development expenses include fees for consulting and engineering services from third party vendors. The Company allocates a portion of overhead costs which includes lease expense, utilities and worker’s compensation premiums to the research and development department expense based on headcount.

Selling, General and Administrative Expenses, excluding Depreciation

The principal components of our selling, general and administrative expenses are salaries, wages, benefits and bonuses paid to our employees; stock-based compensation; travel and other business expenses; professional services fees (including legal, audit and tax); and ordinary day-to-day business expenses.

Depreciation Expense

Depreciation is provided on property and equipment over the estimated useful lives on a straight-line basis. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in the loss from operations. No depreciation expense is allocated to research and development, cost of revenue and selling, general and administrative expenses.

Interest Expense

Interest expense consists primarily of interest expenses and debt discount amortization.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table sets forth our historical operating results for the periods indicated:

	Year Ended
	December 31,		$	%
(in thousands)	2020	2019	Change	Change
Revenue	$2,550	$—	$2,550	NM
Costs and operating expenses
Cost of revenue, excluding depreciation	670	—	670	NM
Research and development expenses, excluding depreciation	142,862	137,378	5,484	4.0%
Selling, general and administrative expenses, excluding depreciation	51,611	31,553	20,058	63.6%
Depreciation	7,125	4,729	2,396	50.7%
Total costs and operating expenses	202,268	173,660	28,608	16.5%
Loss from operations	(199,718)	(173,660)	(26,058)	15.0%
Interest expense	(10,479)	(9,522)	(957)	10.1%
Gain on fair value change in contingent earnout shares liability	115,375	—	115,375	NM
Gain on extinguishment of debt	5,045	—	5,045	NM
Other (expense) income, net	(39)	822	(861)	NM
Loss before income taxes	(89,816)	(182,360)	92,544	(50.7)%
(Provision for) income taxes	(2)	—	(2)	NM
Net loss and comprehensive loss	$(89,818)	$(182,360)	$92,542	(50.7)%

NM = not meaningful

Revenue

Revenue was $2.6 million in the year ended December 31, 2020. We did not generate any revenue in the year ended December 31, 2019. Our current year revenue was generated from the provision of engineering, development and design consulting services on a project basis.

Cost of Revenue, excluding Depreciation

Cost of revenue, excluding depreciation expense, was $0.7 million in the year ended December 31, 2020. We did not incur any cost of revenue in the year ended December 31, 2019. The cost of revenue, excluding depreciation for year ended December 31, 2020 is attributable to the consulting services rendered in relation to engineering, development and design services provided on a project basis for automotive manufacturers.

Research and Development Expenses, excluding Depreciation

Research and development expenses increased by $5.5 million, or 4.0%, to $142.9 million in the year ended December 31, 2020, compared to $137.4 million in the year ended December 31, 2019. The increase was primarily due to increases in stock-based compensation expense of $58.7 million, salary and related benefits expense of $4.4 million and professional fees of $2.1 million, partially offset by decreases in research and development costs of $58.6 million and travel and entertainment of $0.8 million.

The increase in stock-based compensation expenses of $58.7 million was primarily driven by the restricted stock awards modified and issued during the year ended December 31, 2020. Out of the $58.7 million increase, $56.1 million was related to the modification of the performance restricted stock awards to become time-based vesting with a merger trigger, which was satisfied on December 21, 2020. See further discussion on the restricted stock awards in Note 12 of the notes to our accompanying financial statements.

The increases in salaries and related benefits expenses of $4.4 million and professional fees of $2.1 million were primarily due to our continuing investment in personnel and contract employees to drive and reach our research and development goals.

The decrease in research and development costs of $58.6 million reflects decreases in costs related to reduced expenditures in 2020 resulting from the impact of the COVID-19 pandemic, including higher relative costs on prototype development in 2019, which included beta prototype development and delayed gamma prototype expenditures with suppliers as a result of the COVID-19 pandemic. Beta prototype development costs, including engineering, design, parts and consulting expenses, totaled approximately $56.7 million in 2019 but did not re-occur in 2020. The decrease in travel and entertainment expenses of $0.8 million was largely due to COVID-19 impact.

We expect to see an overall increase in research and development expenses to support our initiatives related to the Lifestyle Vehicle, Multi-Purpose Delivery Vehicles, and Pickup expected to launch as early as 2022 and 2023, respectively.

Selling, General and Administrative Expenses, excluding Depreciation

Selling, general and administrative expenses increased by $20.1 million, or 63.6%, to $51.6 million in the year ended December 31, 2020, compared to $31.6 million in the year ended December 31, 2019. The increase was primarily due to increases of $23.8 million in stock-based compensation expenses and $2.4 million in professional fees, partially offset by decreases of $6.3 million in salary and related benefits.

The increase in stock-based compensation expenses of $23.8 million was primarily driven by the restricted stock awards modified and issued during the year ended December 31, 2020. Out of the $23.8 million increase, $21.7 million was related to performance restricted stock awards that were modified to become time-based vesting with a merger trigger, which was satisfied on December 21, 2020. See further discussion on the restricted stock awards in Note 12 of the notes to our accompanying financial statements.

Professional fees increased by $2.4 million to $6.8 million in the year ended December 31, 2020, compared to $4.4 million in the year ended December 31, 2019. The increase was primarily due to activities related to the Company’s business development and various consultants retained to prepare for the Business Combination.

Salary and related benefits expenses decreased $6.3 million, or 33.8% to $12.3 million in the year ended December 31, 2020, compared to $18.5 million in the prior year, due primarily to a decrease of $4.6 million in departmental headcount for our China operations which was terminated in 2019 and normal business attrition as well as slower than anticipated hiring efforts for 2020 as a result of the impacts of the COVID-19 pandemic.

We expect to see an overall increase in selling, general and administrative expenses to support our initiatives related to the Lifestyle Vehicle, Multi-Purpose Delivery Vehicles, and Pickup expected to launch as early as 2022 and 2023, respectively.

Depreciation

Depreciation increased by $2.4 million, or 50.7%, to $7.1 million in the year ended December 31, 2020, compared to $4.7 million in the year ended December 31, 2019. The increase was primarily due to our significant capital expenditures on machinery, equipment and software. Total gross property and equipment was $43.3 million and $31.8 million as of December 31, 2020 and 2019, respectively. The average balance of gross property and equipment was $37.6 million for the year ended December 31, 2020 as compared to $21.8 million for the year ended December 31, 2019, resulted in higher depreciation in 2020.

Interest Expense

Interest expense increased by $1.0 million, or 10.1%, to $10.5 million in the year ended December 31, 2020, compared to $9.5 million in the year ended December 31, 2019. The increase was primarily due to interest expense related to the Legacy Canoo convertible notes ultimately converted to Common Stock on December 21, 2020 upon consummation of the Business Combination. See further discussion on the convertible notes in Note 7 of the notes to our accompanying financial statements.

Gain on Fair Value Change in Contingent Earnout Shares Liability

We recognized a non-cash gain on fair value change of contingent Earnout Shares (defined below) liability of $115.4 million in the year ended December 31, 2020, which was a result of the periodic remeasurement of the fair value of our contingent Earnout Shares liability. See further discussion on the contingent Earnout Shares liability in Note 11 of the notes to our accompanying financial statements.

Gain on Extinguishment of Debt

We recognized a non-cash gain on extinguishment of debt of $5.0 million in the year ended December 31, 2020, which was a result of the conversion of all of our outstanding convertible notes on August 16, 2020 to Legacy Canoo’s A series and A-1 redeemable convertible preference shares, which were subsequently exchanged to shares of Legacy Canoo ordinary shares and converted to our Common Stock in the Business Combination completed on December 21, 2020. See further discussion on the convertible note conversion in Note 7 of the notes to our accompanying financial statements.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operational performance. We use the following non-GAAP measures to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors in assessing our operating performance.

EBITDA and Adjusted EBITDA

“EBITDA” is defined as net loss before interest expense, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation, restructuring charges, asset impairments, and other costs associated with exit and disposal activities, acquisition and related costs, changes to the fair value of contingent earnout shares liability, and any other one-time non-recurring transaction amounts impacting the statement of operations during the year. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe Adjusted EBITDA, when combined with net loss, and EBITDA, is beneficial to an investor’s complete understanding of our operating performance. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate EBITDA and Adjusted EBITDA in the same fashion.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We manage our business utilizing EBITDA and Adjusted EBITDA as supplemental performance measures.

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the year ended December 31, 2020 and 2019, respectively:

	Year Ended
	December 31,
(in thousands)	2020	2019
Net loss	$(89,818)	$(182,360)
Interest expense	10,479	9,522
Provision for income taxes	2	—
Depreciation	7,125	4,729
EBITDA	(72,212)	(168,109)
Adjustments:
Gain on fair value change in contingent earnout shares liability	(115,375)	—
Gain on extinguishment of debt	(5,045)	—
Other expense (income), net	39	(822)
Stock-based compensation	84,280	1,873
Adjusted EBITDA	$(108,313)	$(167,058)

Liquidity and Capital Resources

From inception through the Business Combination, we financed our operations primarily from the private placements of Legacy Canoo ordinary shares and Legacy Canoo preference shares and the issuances of convertible notes. In December 2020, we completed the Business Combination and received $607.1 million of net cash proceeds, including the PIPE Financing. As of December 31, 2020, our principal source of liquidity was our cash balance in the amount of $702.4 million, which was primarily invested in a money market fund. See further discussion on the Business Combination in Note 4 of the notes to our accompanying financial statements.

As an early stage growth company in the pre-commercialization stage of development, the net losses and comprehensive losses we have incurred since inception are consistent with our strategy and budget. We will continue to incur net losses and comprehensive losses in accordance with our operating plan as we continue to expand our research and development activities to complete the development of our skateboard platform and EVs, establish our consumer subscription model and scale our operations to meet anticipated demand. We expect that both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:

●	commercialize our EVs;
●	continue to invest in our technology, research and development efforts;
●	increase our investment in marketing, advertising, sales and distribution infrastructure for our EVs and services;

●	obtain, maintain and improve our operational, financial and management information systems;
●	hire additional personnel;
●	obtain, maintain, expand and protect our intellectual property portfolio; and
●	operate as a public company.

As an early stage growth company adjusting to the long-term implications of the COVID-19 pandemic, our ability to access capital is critical. Management plans to raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing.  Additional stock financing may not be available on favorable terms and could be dilutive to current stockholders. Debt financing and other non-dilutive financing, if available, may involve restrictive covenants and dilutive financing instruments.  The Company's ability to access capital when needed is not assured and, if capital is not available to the Company when, and in the amounts needed, the Company could be required to delay, scale back, or abandon some or all of its development programs and other operations, which could materially harm the Company's business, financial condition and results of operations.

The accompanying consolidated financial statements have been prepared by management assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of the date of this report, the Company's existing cash resources are sufficient to support planned operations for the next 12 months. As a result, management believes that the Company's existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	For the Year Ended
	December 31,
Consolidated Cash Flow Statements Data:	2020	2019
Net cash used in operating activities	$(107,054)	$(171,452)
Net cash used in investing activities	(7,558)	(22,144)
Net cash provided by financing activities	787,527	205,084

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly affected by the growth of our business primarily related to research and development as well as selling, general, and administrative activities. Our operating cash flow is also affected by our working capital needs to support growth in personnel-related expenditures and fluctuations in accounts payable and other current assets and liabilities.

Net cash used in operating activities was $107.1 million for the year ended December 31, 2020. Our cash outflow from operating activities primarily consist of payments related to our research & development and selling, general and administration expenses. The total expenditure as it relates to research & development excluding depreciation was $142.9 million during year ended December 31, 2020, of which $58.7 million related to stock-compensation expenses during the year. The Company also incurred selling, general and administration expenses of $51.6 million for year ended December 31, 2020, of which $24.7 million related to stock-compensation expenses during the year. The expenses include salaries and benefits paid to employees as primarily all salaries and benefits are paid in cash during the year.

Net cash used in operating activities was $171.5 million for the year ended December 31, 2019. Our cash outflow from operating activities primarily consist of payments related to our research & development and selling, general and administration expenses. The total expenditure as it relates to research & development excluding depreciation was $137.4 million during year ended December 31, 2019, of which $0.6 million related to stock-compensation expenses during the year. The Company also incurred selling, general and administration expenses of $31.6 million for year ended December 31, 2019, of which $0.9 million related to stock-compensation expenses during the year. Primarily all of research and development and selling, general and administrative expenses were paid in cash.  The expenses include salaries and benefits paid to employees as primarily all salaries and benefits are paid in cash during the year.

Cash Flows from Investing Activities

We continue to experience negative cash flows from investing activities as we expand our business and continue to build our infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth.

Net cash used in investing activities was approximately $7.6 million for the year ended December 31, 2020, which primarily consisted of purchases of machinery and equipment as well as computer hardware and software.

Net cash used in investing activities was $22.1 million for the year ended December 31, 2019, which primarily consisted of purchases of machinery and equipment, computer hardware and software and leasehold improvements.

Cash Flows from Financing Activities

Net cash provided by financing activities was $787.5 million for the year ended December 31, 2020, which was primarily due to the proceeds of $607.1 million from the Business Combination, net of transaction costs and advisory fees, issuance of convertible notes totaling $180.5 million and proceeds from long-term debt borrowing of $7.0 million, partially offset by merger offering costs of $5.8 million and payment on stock warrant redemption of $0.8 million. See further discussion on the Business Combination and the convertible note conversion in Note 4 and Note 7, respectively, of the notes to our accompanying financial statements.

Net cash provided by financing activities was $205.1 million for the year ended December 31, 2019, which was primarily due to the issuance of convertible notes and proceeds from issuance of Legacy Canoo’s preference shares.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in Note 2 of the notes to our accompanying financial statements for the years ended December 2020 and 2019, we believe that the following accounting policies require a greater degree of judgment and complexity and are the most critical to understanding our financial condition and historical and future results of operations:

Fair Value of Financial Instruments

We may elect to report certain financial instruments and other items at fair value with changes in fair value reported in earnings. The election is made upon the initial recognition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election may not otherwise be revoked once an election is made. The changes in fair value are recorded in current earnings.

We have elected fair value accounting for our convertible notes. The primary reasons we have elected the fair value option are to:

●	Reflect economic events in earnings on a timely basis; and
●	Address simplification and cost-benefit considerations (e.g., accounting for hybrid financial instruments at fair value in their entirety versus bifurcation of embedded derivatives).

We applied the provisions of ASC No. 820 (“ASC 820”), Fair Value Measurements and Disclosures, which provide a single authoritative definition of fair value, set out a framework for measuring fair value and expand on required disclosures about fair value measurement. Fair value represents the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value was estimated using a discounted cash flow analysis, which is a form of the income approach. For additional information regarding the methods and assumptions we utilize to assess the fair value of our convertible notes through August 16, 2020 when all outstanding convertible notes were converted to A series and A-1 series redeemable convertible preference shares of Legacy Canoo, please refer to Note 7 of the notes to our accompanying financial statements.

Contingent Earnout Shares Liability

As part of the Business Combination, certain stockholders and employees are entitled to receive additional shares of our Common Stock (“Earnout Shares”) to be issued when our Common Stock’s price reaches certain market share price milestones within specified periods following the Business Combination on December 21, 2020. The terms and conditions of the right to receive Earnout Shares are described in Note 11 to the accompanying consolidated financial statements.  In accordance with the guidance under ASC 815, Derivatives and Hedging, the Earnout Shares right was classified as a Level 3 fair value measurement liability, and the increase or decrease in the fair value during the reporting period is recognized as other expense or other income in our consolidated statement of operations accordingly. The fair value of the contingent Earnout Shares liability was estimated using the Monte Carlo simulation of the stock prices based on historical and implied market volatility of a peer group of public companies.

As of December 21, 2020, the initial fair value of our contingent Earnout Shares liability was recognized at $248.9 million with a corresponding reduction from the additional paid in capital in our stockholders’ equity. As of December 31, 2020, the fair value of our contingent Earnout Shares liability was estimated to be $133.5 million. We recognized a gain on fair value change in contingent Earnout Shares liability of $115.4 million as other income in our consolidated statement of operations for the year ended December 31, 2020.

Stock-Based Compensation

We account for stock-based compensation awards granted to employees and members of our Board based on the awards’ estimated grant date fair value using a fair value method. For awards that vest solely based on continued service (“requisite service”), the resulting fair value is recognized as an expense on a straight-line basis over the requisite service period, which is generally four years. For awards which contain performance conditions, the resulting fair value is recognized over the requisite service period using the graded vesting method, when it is probable the performance conditions will be met. We account for forfeitures as they occur.

For purposes of calculating stock-based compensation, we estimate the fair value of our stock options using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions including liquidity dates, volatility, discount rates, the risk-free rate and the fair value of our Common Stock. These assumptions generally require significant judgment and involve inherent uncertainties, which can materially affect the estimate of the fair value of our stock options and ultimately how much stock-based compensation expense is recognized.

Prior to consummation of the Business Combination in December 2020, the fair value of our restricted stock units (RSUs) was based on the fair value of the Legacy Canoo ordinary shares on the date of grant. As there is no public market for the Legacy Canoo ordinary shares, the Legacy Canoo board of directors, with the assistance of a third-party valuation specialist, determined the fair value of the Legacy Canoo ordinary shares at the time of the grant of RSUs by considering a number of objective and subjective factors, including the Legacy Canoo’s actual operating and financial performance, market conditions and performance of comparable publicly-traded companies, development milestones for the Legacy Canoo, the likelihood of achieving a liquidity event and transactions involving the Legacy Canoo’s ordinary shares, among other factors. The fair value of the Legacy Canoo ordinary shares was derived from the Legacy Canoo total equity value divided by the number of Legacy Canoo ordinary shares outstanding and was estimated using a probability-weighted expected return model, using different probability weightings estimated for public offering scenario, mergers and acquisitions (“M&A”) scenario and dissolution scenario. The factors and scenario weighting estimates require significant judgment and involve inherent uncertainties, which can materially affect the estimate of the fair value of our RSUs and ultimately how much stock-based compensation expense is recognized.

Following the completion of the Business Combination in December 2020, we estimate the fair value of RSUs based on the market price of our Common Stock underlying the awards on the grant date. Fair value for awards with our stock price performance metrics is calculated using the Monte Carlo simulation model, which incorporates stock price correlation and other variables over the time horizons matching the performance periods.

The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and our management uses significantly different assumptions or estimates, our stock-based compensation expense for future periods could be materially different, including as a result of adjustments to stock-based compensation expense recorded for prior periods.

For the years ended December 31, 2020 and December 31, 2019 total stock-based compensation expense was $84.3 million and $1.9 million, respectively.

Income Taxes

Beginning in 2020, for U.S. federal and state income tax purposes, we are taxed as a C-corporation. In prior years we were domiciled in the Cayman Islands and not subject to income taxes.

We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. We recorded a full valuation allowance against our deferred tax assets at December 31, 2020 and 2019. Based upon management’s assessment of all available evidence, we have concluded that it is more likely than not that the net deferred tax assets will not be realized.

At December 31, 2020, we had federal net operating loss carryforwards of approximately $228.8 million and state net operating loss carryforwards of $316.8 million that may be applied against future taxable income. The majority of our net operating losses have an indefinite carryover period. Future utilization of the net operating loss carryforwards and tax-credit carryforwards may be subject to an annual limitation based on changes in ownership, as defined by Section 382 of the Internal Revenue Code.

For additional information on our accounting policy on income taxes, see Note 2 and Note 15 of the notes to our accompanying financial statements for the years ended December 2020 and 2019.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act, as amended, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards, although we may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and non-public companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. See Note

2 of the notes to our accompanying financial statements for the years ended December 2020 and 2019 for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the years ended December 31, 2020 and 2019.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we intend to rely on such exemptions, we are not required to, among other things: (a) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We will remain an emerging growth company under the JOBS Act until the earliest of (a) the last day of our first fiscal year following the fifth anniversary of HCAC’s IPO, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

We are also a “smaller reporting company” as defined in the Securities and Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting Common Stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Recent Accounting Pronouncements

See Note 3 of the notes to our accompanying financial statements for the years ended December 2020 and 2019 for a summary of recently issued and adopted accounting pronouncements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Canoo Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Canoo Inc. and subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations, redeemable convertible preference shares and shareholders’ equity (deficit), and cash flows, for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the 2020 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company for the year ended December 31, 2019, before the effects of the adjustments to retrospectively apply the impact of the recapitalization discussed in Note 2 to the financial statements, were audited by other auditors whose report, dated September 18, 2020, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. We have also audited the adjustments to the 2019 consolidated financial statements to retrospectively apply the impact of the recapitalization which occurred in 2020, as discussed in Note 2 to the financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2019 consolidated financial statements of the Company other than with respect to the retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2019 consolidated financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

Los Angeles, California
March 31, 2021

We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Canoo Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Canoo Inc. (formerly known as Canoo Holdings Ltd.) and its subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, of redeemable convertible preference shares and shareholders’ equity (deficit) and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”), before the effects of the adjustments to retrospectively apply the impact of the recapitalization described in Note 2. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the impact of the recapitalization described in Note 2, present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America (the 2019 financial statements before the effects of the adjustments discussed in Note 2 are not presented herein).

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the impact of the recapitalization described in Note 2 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 (not presented herein) to the consolidated financial statements, the Company has suffered recurring losses from operations and has cash outflows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 (not presented herein). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements, before the effects of the adjustments described above, based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements, before the effects of the adjustments described above, in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

September 18, 2020

We served as the Company's auditor from 2019 to 2020.

Canoo Inc.

Consolidated Balance Sheets (in thousands)

December 31, 2020 and 2019

	2020	2019
		(Note 2)
Assets
Current assets
Cash and cash equivalents	$702,422	$29,007
Restricted cash	—	500
Prepaids and other current assets	6,463	1,754
Total current assets	708,885	31,261
Property and equipment, net	30,426	26,010
Operating lease right-of-use assets	12,913	13,545
Other assets	1,246	1,264
Total assets	$753,470	$72,080

Liabilities, redeemable convertible preference shares and stockholders’ equity (deficit)
Liabilities
Current liabilities
Accounts payable	$17,243	$2,260
Accrued expenses and other current liabilities	10,625	8,134
Total current liabilities	27,868	10,394
Contingent earnout shares liability	133,503	—
Operating lease liabilities	13,262	13,706
Long-term debt	6,943	—
Related party convertible debt	—	86,051
Related party derivative liability	—	17,797
Other long-term liabilities	39	—
Total liabilities	181,615	127,948

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 10,000 authorized, no shares issued and outstanding at December 31, 2020; no shares authorized at December 31, 2019	—	—
Common stock, $0.0001 par value; 500,000 and 482,967 shares authorized; 235,753 and 108,838 issued and outstanding at December 31, 2020 and 2019, respectively	24	11
Additional paid-in capital	920,324	202,796
Accumulated deficit	(348,493)	(258,675)
Total stockholders’ equity (deficit)	571,855	(55,868)
Total liabilities, redeemable convertible preference shares and stockholders’ equity (deficit)	$753,470	$72,080

The accompanying notes are an integral part of these consolidated financial statements.

Canoo Inc.

Consolidated Statements of Operations (in thousands, except per share data)

Years Ended December 31, 2020 and 2019

	2020	2019
		(Note 2)
Revenue	$2,550	$—

Costs and Operating Expenses
Cost of revenue, excluding depreciation	670	—
Research and development expenses, excluding depreciation	142,862	137,378
Selling, general and administrative expenses, excluding depreciation	51,611	31,553
Depreciation	7,125	4,729
Total costs and operating expenses	202,268	173,660
Loss from operations	(199,718)	(173,660)

Other (expense) income
Interest expense	(10,479)	(9,522)
Gain on fair value change in contingent earnout shares liability	115,375	—
Gain on extinguishment of debt	5,045	—
Other (expense) income, net	(39)	822
Loss before income taxes	(89,816)	(182,360)
(Provision for) income taxes	(2)	—
Net loss and comprehensive loss	$(89,818)	$(182,360)
Per Share Data:
Net loss per share, basic and diluted	$(0.81)	$(2.48)

Weighted-average shares outstanding, basic and diluted	110,378	73,525

The accompanying notes are an integral part of these consolidated financial statements.

Canoo Inc.

Consolidated Statements of Redeemable Convertible Preference Shares and Stockholders’ (Deficit) Equity

(in thousands)

Years Ended December 31, 2020 and 2019

	Redeemable convertible
	preference shares-		Redeemable convertible						Related	Total
	Angel		preference shares-Seed				Additional		party	stockholders’
	Series		Series		Common Stock		paid-in	Accumulated	stockholder	(deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	receivable	equity
Balance as of December 31, 2018	77,000	$100,000	—	$—	24,352	$3	$847	$(76,315)	$(20,000)	$(95,465)
Retroactive application of recapitalization	(77,000)	(100,000)	—	—	51,317	5	99,995	—	—	100,000
Recasted balance as of December 31, 2018	—	—	—	—	75,669	8	100,842	(76,315)	(20,000)	4,535
Issuance of redeemable convertible preference shares	—	—	33,333	100,000	—	—	—	—	—	—
Retroactive application of recapitalization	—	—	(33,333)	(100,000)	22,215	2	99,998	—	—	100,000
Issuance of unvested restricted shares	—	—	—	—	8,745	1	(1)	—	—	—
Issuance of shares upon early exercise of unvested share options	—	—	—	—	7,609	1	127	—	—	128
Proceeds from related party shareholder receivable	—	—	—	—	—	—	—	—	20,000	20,000
Repurchase of unvested shares – forfeitures	—	—	—	—	(5,400)	(1)	(43)	—	—	(44)
Stock-based compensation	—	—	—	—	—	—	1,873	—	—	1,873
Net loss and comprehensive loss	—	—	—	—	—	—	—	(182,360)	—	(182,360)
Recasted Balance as of December 31, 2019	—	$—	—	$—	108,838	$11	$202,796	$(258,675)	$—	$(55,868)

Exchange of related party convertible debt to common shares	—	$—	—	$—	41,259	$4	$207,778	$—	$—	$207,782
Exchange of convertible debt to common shares	—	—	—	—	21,960	2	86,755	—	—	86,757
Issuance of shares upon exercise of unvested share options	—	—	—	—	424	—	—	—	—	—
Issuance of shares for restricted stock units vested	—	—	—	—	101	—	—	—	—	—
Shares issued in offering, net of issuance costs of $22,508	—	—	—	—	69,549	7	607,129	—	—	607,136
Offering costs	—	—	—	—	—	—	(19,088)	—	—	(19,088)
Repurchase of unvested shares – forfeitures	—	—	—	—	(6,378)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	84,280	—	—	84,280
Settlement on restricted stock tax withholding	—	—	—	—	—	—	(448)	—	—	(448)
Contingent earnout shares liability	—	—	—	—	—	—	(248,878)	—	—	(248,878)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(89,818)	—	(89,818)
Balance as of December 31, 2020	—	$—	—	$—	235,753	$24	$920,324	$(348,493)	$—	$571,855

See Note 2 for discussion on the retroactive application of recapitalization.

The accompanying notes are an integral part of these consolidated financial statements.

Canoo Inc.

Consolidated Statements of Cash Flows (in thousands)

Years Ended December 31, 2020 and 2019

	2020	2019
Cash flows from operating activities:
Net loss	$(89,818)	$(182,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,125	4,729
Non-cash operating lease expense	632	606
Debt discount amortization	2,590	3,848
Gain on extinguishment of debt	(5,045)	—
Stock-based compensation	84,280	1,873
Gain on fair value change of contingent earnout shares liability	(115,375)	—
Other	9	—
Changes in operating assets and liabilities:
Prepaids and other current assets	(4,669)	(551)
Other assets	718	567
Accounts payable	2,491	(370)
Accrued expenses and other current liabilities	10,413	506
Operating lease liabilities	(444)	(300)
Other long-term liabilities	39	—
Net cash used in operating activities	(107,054)	(171,452)

Cash flows from investing activities:
Purchases of property and equipment	(7,558)	(22,144)
Net cash used in investing activities	(7,558)	(22,144)

Cash flows from financing activities:
Proceeds from related party shareholder receivable	—	20,000
Repayments on related party promissory note	—	(15,000)
Proceeds from related party convertible debt and derivative liability	—	100,000
Proceeds from issuance of common stock for related party convertible debt	90,000	—
Proceeds from issuance of common stock for convertible debt	90,500	—
Proceeds from PPP loan	7,064	—
Repayments on PPP loan	(47)	—
Proceeds from issuance of unvested shares	7	128
Proceeds from issuance of redeemable convertible preference shares-Seed Series	—	100,000
Repurchase of unvested shares	(64)	(44)
Business combination and PIPE financing, gross proceeds	629,604	—
Business combination and PIPE financing, issuance costs	(22,508)	—
Settlement on restricted stock tax withholding	(448)	—
Payment on stock warrant redemption	(800)	—
Payment on offering costs	(5,781)	—
Net cash provided by financing activities	787,527	205,084
Net increase in cash, cash equivalents, and restricted cash	672,915	11,488

Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	29,507	18,019
Cash, cash equivalents, and restricted cash, end of period	$702,422	$29,507

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$702,422	$29,007
Restricted cash at end of period	—	500
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$702,422	$29,507

Supplemental non-cash investing and financing activities
Acquisition of property and equipment included in current liabilities	$3,992	$—
Offering costs included in accrued expenses and other current liabilities	$815	$—
Exchange of convertible debt	$291,309	$—
Exchange of redeemable convertible preference shares	$200,000	$—
Gain on extinguishment of related party convertible debt recorded in additional paid-in capital	$44,785	$—
Exchange of redeemable convertible preference shares – A Series	$445,159	$—
Exchange of redeemable convertible preference shares – A-1 Series	$95,091	$—
Recognition of contingent earnout shares liability	$248,878	$—
Offering costs included in accounts payable	$12,492	$—

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$1,234

The accompanying notes are an integral part of these consolidated financial statements.

CANOO INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

1.    Organization and Business

Canoo Inc. (“Canoo” or the “Company”) is a mobility technology company with a mission to bring EVs to everyone. We have developed a breakthrough EV platform that we believe will enable us to rapidly innovate, and bring new products addressing multiple use cases to market faster than our competition and at lower cost.

Business Combination

On December 21, 2020 (the “Closing Date”), Hennessy Capital Acquisition Corp. IV (“HCAC”) consummated the previously announced merger pursuant to that certain Merger Agreement and Plan of Reorganization, dated August 17, 2020 (the “Merger Agreement”), by and among HCAC, HCAC IV First Merger Sub, Ltd., an exempted company incorporated with limited liability in the Cayman Islands and a direct, a wholly owned subsidiary of HCAC (“First Merger Sub”), EV Global Holdco LLC (f/k/a HCAC IV Second Merger Sub, LLC), a Delaware limited liability company and a direct, wholly owned subsidiary of HCAC (“Second Merger Sub”), and Canoo Holdings Ltd., an exempted company incorporated with limited liability in the Cayman Islands (“Legacy Canoo”). Pursuant to the terms of the Merger Agreement, a business combination between HCAC and Legacy Canoo was effected through the merger of (a) First Merger Sub with and into Legacy Canoo, with Legacy Canoo surviving as a wholly-owned subsidiary of HCAC (Legacy Canoo, in its capacity as the surviving corporation of the merger, the “Surviving Corporation”) and (b) the Surviving Corporation with and into Second Merger Sub, with Second Merger Sub being the surviving entity, which ultimately resulted in Legacy Canoo becoming a wholly-owned direct subsidiary of HCAC (all transactions collectively, the “Business Combination”).

On the Closing Date, and in connection with the closing of the Business Combination, HCAC changed its name to Canoo Inc. and the Company’s common stock (“Common Stock”) began trading on The Nasdaq Global Select Market under the ticker symbol GOEV. For more information on this transaction see Note 4.

Legacy Canoo was deemed to be the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805. While HCAC was the legal acquirer in the Business Combination, because Legacy Canoo was deemed the accounting acquirer, for accounting purposes, the transaction was treated as a recapitalization of Legacy Canoo (i.e., a capital transaction involving the issuance of stock by HCAC for the stock of Legacy Canoo). Accordingly, the consolidated assets, liabilities and results of operations of Legacy Canoo became the historical financial statements of the combined company, and HCAC’s assets, liabilities and results of operations were consolidated with Legacy Canoo, upon the consummation of the Business Combination. The net assets of HCAC are recognized at historical cost (which is expected to be consistent with carrying value), with no goodwill or other intangible assets recorded.

The financial statements included in this report reflect (i) the historical operating results of Legacy Canoo prior to the Business Combination; (ii) the combined results of HCAC and Legacy Canoo following the closing of the Business Combination; (iii) the assets and liabilities of Legacy Canoo at their historical cost; and (iv) the Company’s equity structure for all periods presented.

2.     Basis of Presentation and Summary of Significant Accounting Policies

A summary of the significant accounting policies followed by the Company in the preparation of the accompanying financial statements is set forth below.

Retroactive Application of Recapitalization

As discussed in Note 4, our Business Combination on December 21, 2020 is accounted for as a recapitalization of equity structure. Pursuant to Generally Accepted Accounting Principles (“GAAP”), we recasted the Company’s consolidated statements of redeemable convertible preference shares and stockholders' (deficit) equity from December 31, 2018 to December 21, 2020, the total stockholder’s equity (deficit) within the Company’s consolidated balance sheet as of December 31, 2019 and the weighted average outstanding shares basic and diluted for the year ended December 31, 2019 by applying the recapitalization retroactively.

Retroactive Application of Recapitalization to Consolidated Statements of Redeemable Convertible Preference Shares and Stockholders’ (Deficit) Equity

As of the Business Combination on December 21, 2020, all 110.3 million shares of Legacy Canoo A series and A-1 series redeemable convertible preference shares of Legacy Canoo (“A/A-1 Shares”) were automatically exchanged  into Legacy Canoo ordinary shares at a 1:1 ratio, which were converted again to our Common Stock at a conversion ratio of 1.239434862. The 110.3 million shares consisted of three previous conversions from the Legacy Canoo’s Angel series and Seed series redeemable convertible preference shares and convertible debt.

					12/21/20
		Redeemable			Merger
		Convertible	08/16/20	A /A-1 Shares	Recapitalization	Recapitalized
		Preference	Conversion	And	Conversion	Common
Date	Description	Shares	Ratio	Ordinary Shares	Ratio	Shares
Shareholders' Equity Statement

12/31/2018	Angel Shares	77,000,000	0.54	41,403,247	1.24	51,316,627

3/4/2019	Seed Shares	16,666,667	0.54	8,961,742	1.24	11,107,496

5/6/2019	Seed Shares	16,666,666	0.54	8,961,741	1.24	11,107,495

Shareholders' Equity Statement

12/31/2018	Convertible Debt			51,006,603	1.24	63,219,362
1)	Legacy Canoo redeemable convertible preference shares – Angel Series (“Angel Shares”) was outstanding at December 31, 2018 with 77.0 million shares, which were initially converted to 41.4 million shares of Legacy A series redeemable convertible preference shares on August 16, 2020 and later were exchanged into 41.4 million shares of Legacy Canoo ordinary shares on December 21, 2020 and converted again to 51.3 million shares of our Common Stock at the Business Combination on December 21, 2020. In the accompanying recasted consolidated statements of redeemable convertible preference shares and stockholders' (deficit) equity, the 77.0 million shares of Angel Shares outstanding was converted and presented as 51.3 million shares of Common Stock at December 31, 2018.
2)	Legacy Canoo redeemable convertible preference shares – Seed Series (“Seed Shares”) was issued on March 4, 2019 and May 6, 2019 with 16.7 million shares and 16.6 million shares, respectively, which were initially converted to 17.9 million shares of Legacy A series redeemable convertible preference shares on August 16, 2020 and later were exchanged into 17.9 million shares of Legacy Canoo ordinary shares on December 21, 2020 and converted again to 22.2 million shares of our Common Stock at the Business Combination on December 21, 2020. In the accompanying recasted consolidated statements of redeemable convertible preference shares and stockholders' (deficit) equity, the 33.3 million shares of Seed Shares are converted and presented as 22.2 million shares of Common Stock issued during the year ended December 31, 2019.
3)	Legacy Canoo convertible debt (“Convertible Debt”) – On August 16, 2020, all Convertible Debt was initially converted to 51.0 million shares of A/A-1 Shares, which were later exchanged into 51.0 million shares of Legacy Canoo ordinary shares on December 21, 2020 and converted again to 63.2 million shares of our Common Stock at the Business Combination on December 21, 2020. In the accompanying recasted consolidated statements of redeemable convertible preference shares and stockholders' (deficit) equity, the 51.0 million shares of A/A-1 Shares outstanding is converted and presented as 63.2 million shares of Common Stock issued during the year ended December 31, 2020.

Unless otherwise indicated, all other Legacy Canoo ordinary shares as well as previously issued Legacy Canoo share options, restricted ordinary shares and restricted stock units (“RSUs”) presented in the accompanying recasted consolidated statements of redeemable convertible preference shares and stockholders’ (deficit) equity and/or in the related notes are presented on an as- or as if-converted basis, converted at the ratio of 1.239434862 and presented as shares or awards of our Common Stock.

Retroactive Application of Recapitalization to Consolidated Statements of Operations

Based on the retroactive application of recapitalization to our consolidated statements of redeemable convertible preference shares and stockholders’ (deficit) equity, we recalculated the weighted-average shares for the year ended December 31, 2019. The basic and diluted weighted-average Legacy ordinary shares are retroactively converted to Common Shares to conform to the recasted consolidated statements of redeemable convertible preference shares and stockholders' (deficit) equity. The following table summarizes the weighted-average Common Shares, basic and diluted for the year ended December 31, 2019 after factoring all retroactive application of recapitalization.

			12/21/20				Weighted
		As	Merger	Recapitalized	Days		Average
		Previously	Conversion	Common	Outstanding	% of	Common
Date	Description	Reported	Ratio	Stock	in 2019	weighting	Shares
2019	Weighted-average shares, basic and diluted	4,622,051	1.24	5,728,731		100%	5,728,731

12/31/2018	Angel Shares			51,316,627	366	100%	51,316,627

3/4/2019	Seed Shares			11,107,496	303	83%	9,195,550

5/6/2019	Seed Shares			11,107,495	240	66%	7,283,603

							73,524,511

Retroactive Application of Recapitalization to Consolidated Balance Sheets

To conform to the retroactive application of recapitalization to our consolidated statements of redeemable convertible preference shares and stockholders’ (deficit) equity, we reclassified the $100.0 million of Angel Shares and the $100.0 million of Seed Shares to the additional paid in capital as of December 31, 2019.

Basis of Presentation

The Company’s consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The consolidated financial statements include the results of Canoo Inc. and its subsidiaries. Our comprehensive loss is the same as our net loss. All intercompany transactions and balances have been eliminated in the consolidation.

COVID-19

The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns and restrictions on business and individual activities, has had, and is expected to continue to have, an adverse impact on the economies and financial markets of many countries, including the geographical areas in which Canoo operates. Specifically, the COVID-19 pandemic has caused disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, which may have an adverse impact on the production schedule of our EVs and our other business prospects and operations.

As the COVID-19 pandemic continues to evolve, the extent of the impact to Canoo’s businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the pandemic, the pandemic’s impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Those primary drivers are beyond Canoo’s knowledge and control and, as a result, at this time, Canoo is unable to predict the cumulative impact, both in terms of severity and duration, that the COVID-19 pandemic will have on Canoo’s business, operating results, cash flows and financial condition. Although Canoo has made its best estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. Accordingly, it is reasonably possible that the estimates made in the consolidated financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, and if so, Canoo may be subject to future impairment losses related to long-lived assets as well as changes in the fair value of its financial instruments.

Segment and Geographic Information

Our principal executive officer, as the chief operating decision maker, organizes the Company, manages resource allocations and measures performance on the basis of one operating segment.

All of the Company’s property and equipment and right of use assets are located in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known.

On an ongoing basis, management evaluates its estimates, including those related to i) useful lives of property and equipment; ii) the realization of deferred tax assets and estimates of tax reserves; iii) the valuation of equity securities and stock-based compensation; iv) the recognition and disclosure of contingent liabilities; and v) the fair value of financial instruments. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company may engage third party valuation specialists to assist with estimates related to the valuation of the underlying value of its assets, liabilities and equity. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs.

Cash and Cash Equivalents

Cash and cash equivalents consist of investments that are highly liquid, readily convertible to cash and which have an original maturity date within three months from the date of purchase as well as savings, checking and other bank accounts.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. The Company, at times, maintains cash and cash equivalent balances at financial institutions in excess of amounts insured by United States government agencies or payable by the United States government directly. The Company places its cash with high credit quality financial institutions.

Restricted Cash

We did not have any restricted cash at December 31, 2020. The 2019 restricted cash was required by our bank as a security deposit for our employee credit card program.

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation. Depreciation is provided on property and equipment over the estimated useful lives on a straight-line basis. Expenditures for repairs and maintenance are expensed as incurred. Useful lives by asset category are as follows:

Assets category	Years
Leasehold improvements	Shorter of lease term or estimated useful life
Machinery and equipment	3 years
Furniture and fixtures	5 years
Computer hardware and software	3 years
Vehicles	3 years

Leases

On January 1, 2018, the Company early adopted Accounting Standards Codification (“ASC”) No. 842, Leases (“ASC 842”), on a modified retrospective basis at the beginning of the period of adoption. The Company determines if an arrangement is a lease at inception if the company concludes that the contract is in the scope of ASC 842 and the Company has the right to control the identified asset. Operating leases are included in operating lease right-of-use (“ROU”) assets, and operating lease liabilities are included in accrued expenses and operating lease liabilities in the consolidated balance sheet.

The operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company estimates an incremental borrowing rate based on the estimated market rate of interest for a collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease right-of-use asset also includes any lease payments made prior to the lease commencement date. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The determination of the lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

The Company has elected to exclude short-term leases (i.e., leases with expected terms of 12 months or less) from the recognition requirements of ASC 842, and has elected to account for lease and certain non-lease components as a single component.

At December 31, 2020, the Company had only one operating lease for its corporate headquarters in Torrance, California. See Note 10 “Related Party Lease” for additional information.

Impairment of Long-Lived Assets

The Company assesses the carrying value of its long-lived assets, consisting primarily of property and equipment and lease ROU assets, when there is evidence that events or changes in circumstances indicate that the carrying value of an asset or group of assets may not be recoverable. Such events or changes in circumstances may include a significant decrease in the market price of a long-lived asset, a significant change in the extent or manner in which an asset is used, a significant change in legal factors or in the business climate, a significant deterioration in the amount of revenue or cash flows expected to be generated from a group of assets, a current expectation that, more likely than not a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, or any other significant adverse change that would indicate that the carrying value of an asset or group of assets may not be recoverable. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. To date, the Company has not recorded any impairment losses on long-lived assets.

Income Taxes

The company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax expense.

Fair Value of Financial Instruments

The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures, which provides a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. Fair value represents the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses the following hierarchy in measuring the fair value of the Company’s assets and liabilities, focusing on the most observable inputs when available:

●	Level 1 Quoted prices in active markets for identical assets or liabilities.
●	Level 2 Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active for identical or similar assets and liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 Valuations are based on inputs that are unobservable and significant to the overall fair value measurement of the assets or liabilities. Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

As allowed by ASC 820, we have elected fair value accounting for our convertible notes. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The following table summarizes the Company’s liabilities that are measured at fair value on a recurring basis as required by ASC 820, by level, within the fair value hierarchy as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Assets
Money Market Funds	$702,422	$702,422	$—	$—

Liability
Contingent earnout shares liability	$133,503	$—	$—	$133,503

	December 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Assets
Money Market Funds	$28,182	$28,182	$—	$—

Liability
Related party derivative liability	$17,797	$—	$—	$17,797

As described in Note 11, the Company has a contingent obligation to issue 15.0 million shares of our Common Stock to certain stockholders and employees (i.e., the Earnout Shares, defined below). Upon the occurrence of a bankruptcy or liquidation, any unissued Earnout Shares would be fully issued regardless of whether the share price target has been met.

The Earnout Shares are accounted for as a contingent liability and its fair value is determined using Level 3 inputs, since estimating the fair value of this contingent liability requires the use of significant and subjective inputs that may and are likely to change over the duration of the liability with related changes in internal and external market factors. The tranches were valued using the Monte Carlo simulation of the stock prices based on historical and implied market volatility of a peer group of public companies.

Following is a summary of the change in fair value of contingent Earnout Shares (defined below) liability for the year ended December 31, 2020 (in thousands).

Beginning fair value	$—
Addition during the year	248,878
Change in fair value during the year	(115,375)
Ending fair value	$133,503

Following is a summary of the change in fair value of related party derivative liability for the year ended December 31, 2020 and 2019 (in thousands).

	Year Ended December 31,
	2020	2019
Beginning fair value	$17,797	$—
Addition during the year	—	17,797
Change in fair value during the year	(17,797)	—
Ending fair value	$—	$17,797

The Company’s contingent Earnout Shares liability and embedded derivative liability on its convertible notes are considered a “Level 3” fair value measurement. Refer to Note 11 and Note 7, respectively, for discussion of the Company’s methods for valuation.

Contingent Earnout Shares Liability

The Business Combination provide certain stockholders and employees with the contingent right to up to an additional 15.0 million shares of our Common Stock (the “Earnout Shares”). Issuances are made in three tranches of 5.0 million shares each upon reaching share price targets within specified time frames. The first tranche will be issued if the share price reaches $18 within two years of the closing of the Business Combination. The second tranche will be issued if the share price reaches $25 within four years of the closing of the Business Combination. The third tranche will be issued if the share price reaches $30 within five years of the closing of the Business Combination. The tranches may also be issued upon a change of control transaction that occurs within the respective timeframes and results in per share consideration exceeding the respective share price target. Additionally, the full 15.0 million Earnout Shares will be issued in the event of a liquidation or bankruptcy. The Company determined that the right to Earnout Shares represents a contingent liability that meets the definition of a derivative and recognized it on the balance sheet at its fair value upon the

Business Combination date. The right to Earnout Shares is remeasured at fair value each period through earnings. See Note 11 for further discussion.

Our financial instruments not subject to ASC 820 include cash and cash equivalents, restricted cash, accounts payable and other current liabilities. The carrying amounts of these instruments approximated fair value because of their short-term maturities on December 31, 2020.

Revenue Recognition

The Company applies ASC 606, which governs how the Company recognizes revenue.

Under ASC 606, the Company recognizes revenue when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company recognizes revenue pursuant to the five-step framework contained in ASC 606: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations.

During 2020, the Company's revenue was derived from the provision of consulting services on a project basis. The Company's fixed price contracts related to these services contain a single performance obligation, which was satisfied in July 2020 when the Company provided the final report to the customer. Revenue for these services was recognized at a point in time, when the project was delivered.

Sales taxes are not included in our gross revenue.

There were no contract liabilities as of December 31, 2020 and 2019.

Cost of Revenue, excluding Depreciation

Cost of revenue, excluding depreciation, includes materials, labor, and other direct costs related to the provision of engineering, development, and design consulting services.

Research and Development Expenses , excluding Depreciation

Research and development expenses, excluding depreciation consists of salaries, employee benefits and expenses for design and engineering personnel, stock-based compensation, as well as materials and supplies used in research and development activities. In addition, research and development expenses include fees for consulting and engineering services from third party vendors. The Company allocates a portion of overhead costs which includes lease expense, utilities and worker’s compensation premiums to the research and development department expense based on headcount.

Selling, General and Administrative Expenses, excluding Depreciation

The principal components of our selling, general and administrative expenses are salaries, wages, benefits and bonuses paid to our employees; stock-based compensation; travel and other business expenses; professional services fees (including legal, audit and tax); and ordinary day-to-day business expenses.

Depreciation Expense

Depreciation is provided on property and equipment over the estimated useful lives on a straight-line basis. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in the loss from operations. No depreciation expense is allocated to research and development, cost of revenue and general and administrative expense.

Loss Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs for loss contingencies are expensed as incurred.

Stock-based compensation

The Company accounts for stock-based compensation awards granted to employees and directors based on the awards’ estimated grant date fair value. The Company estimates the fair value of its share options using the Black-Scholes option-pricing model. For awards that vest solely based on continued service (“service-only vesting conditions”), the resulting fair value is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award, usually the vesting period, which is generally four years. The Company recognizes the fair value of stock-based awards which contain performance conditions using the graded vesting method, when it is probable the performance condition will be met. The Company accounts for forfeitures as they occur. The Company classifies stock-based compensation expense in its consolidated statement of operations in the same manner in which the award recipient’s payroll costs are classified.

For purposes of calculating stock-based compensation, we estimate the fair value of our stock options using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions including liquidity dates, volatility, discount rates, the risk-free rate and the fair value of our Common Stock. These assumptions generally require significant judgment and involve inherent uncertainties, which can materially affect the estimate of the fair value of our stock options and ultimately how much stock-based compensation expense is recognized.

Prior to our Business Combination on December 21, 2020, the fair value of our RSUs is based on the fair value of the Legacy Canoo’s ordinary shares on the date of grant. As there is no public market for the Legacy Canoo’s ordinary shares, Legacy Canoo, with the assistance of a third-party valuation specialist, determined the fair value of the Legacy Canoo’s ordinary shares at the time of the grant of RSUs by considering a number of objective and subjective factors, including the likelihood of achieving a liquidity event and transactions involving the Legacy Canoo’s ordinary shares, among other factors. The fair value of the Legacy Canoo’s ordinary shares was derived from the Legacy Canoo’s total equity value divided by the number of shares outstanding and was estimated using a probability-weighted expected return model, using different probability weightings estimated for public offering scenario, M&A scenario and dissolution scenario. The factors and scenario weighting estimates require significant judgment involve inherent uncertainties, which can materially affect the estimate of the fair value of our RSUs and ultimately how much Stock-based compensation expense is recognized.

After December 21, 2020, we estimate the fair value of RSUs based on the market price of our Common Stock underlying the awards on the grant date. Fair value for awards with our stock price performance metrics is calculated using the Monte Carlo simulation model, which incorporates stock price correlation and other variables over the time horizons matching the performance periods.

For the years ended December 31, 2020 and December 31, 2019 total stock-based compensation expense was $84.3 million and $1.9 million, respectively.

3.    Recent Accounting Pronouncements

Changes to generally accepted accounting principles in the United States (GAAP) are established by the Financial Accounting Standards Board (“FASB”), in the form of Accounting Standards Updates (“ASUs”), to the FASB’s Accounting Standards Codification.

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which modifies ASC 740 to simplify the accounting for income taxes. The ASU eliminates certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This guidance is effective for fiscal years beginning after December 15, 2021 and for interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on the consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06 Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40). The objective of the amendments in this ASU is to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The amendments in this ASU reduce the number of accounting models for convertible debt instruments and redeemable convertible preference shares. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. The amendments in the ASU are effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods therein. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on the consolidated financial statements.

4.    Business Combination

On December 21, 2020, we consummated the Business Combination.

Immediately prior to closing of the Business Combination, each Legacy Canoo preference share that was issued and outstanding was automatically converted into a number of Legacy Canoo ordinary shares on a 1:1 basis (which reflected the then-effective conversion rate as calculated pursuant to the Second Amended and Restated Memorandum and Articles of Association of Legacy Canoo). Upon the consummation of the Business Combination, each Legacy Canoo ordinary share issued and outstanding was canceled and converted into the right to receive (i) 1.239434862 shares (the “Exchange Ratio”) of Common Stock, and (ii) the contingent right to receive Earnout Shares, (which consideration, collectively, shall hereinafter be referred to as the “Per Share Merger Consideration”).

Upon the closing of the Business Combination, HCAC's certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 510,000,000 shares, of which 500,000,000 shares were designated Common Stock, $0.0001 par value per share, and of which 10,000,000 shares were designated preferred stock, $0.0001 par value per share.

On August 17, 2020, a number of purchasers (each, a “Subscriber”) purchased from HCAC an aggregate of 32,325,000 shares of our Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $323.3 million, pursuant to separate subscription agreements (the “Subscription Agreements”) entered into effective as of August 17, 2020. Pursuant to the Subscription Agreements, we gave certain registration rights to the Subscribers with respect to the PIPE Shares. The sale of the PIPE Shares was consummated concurrently with the consummation of the Business Combination.

Legacy Canoo was deemed to be the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in ASC 805. While HCAC was the legal acquirer in the Business Combination, because Legacy Canoo was deemed the accounting acquirer, for accounting purposes, the transaction was treated as a recapitalization of Legacy Canoo (i.e., a capital transaction involving the issuance of stock by HCAC for the stock of Legacy Canoo). Accordingly, the consolidated assets, liabilities and results of operations of Legacy Canoo became the historical financial statements of the combined company, and HCAC's assets, liabilities and results of operations were consolidated with Legacy Canoo beginning on the acquisition date. The net assets of HCAC are recognized at historical cost (which is expected to be consistent with carrying value), with no goodwill or other intangible assets recorded.

The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity for the year ended December 31, 2020 (in thousands):

Recapitalization
Cash - HCAC's trust and cash (net of redemptions)	$306,354
Cash - PIPE	323,250
Less transaction costs and advisory fees paid	(22,508)
Net Business Combination and PIPE financing	607,096
Add: non-cash net assets assumed from HCAC	40
Net contributions from Business Combination and PIPE financing	$607,136

The number of shares of Common Stock issued immediately following the consummation of the Business Combination:

Number of Shares
Common stock, outstanding prior to Business Combination	29,730,204
Less redemption of HCAC shares	(9,571)
Common stock of HCAC	29,720,633
HCAC Founder Shares	7,503,750
Shares issued in PIPE	32,325,000
Business Combination and PIPE financing shares	69,549,383
Legacy Canoo shares(1)	166,155,697
Total shares of Common Stock immediately after Business Combination	235,705,080
(1)	The number of Legacy Canoo shares was determined from the 134.1 million shares of Legacy Canoo ordinary shares outstanding immediately prior to the closing of the Business Combination converted at the Exchange Ratio of 1.239434862. All fractional shares were rounded down.

In addition, Legacy Canoo shareholders are entitled to receive additional Common Shares of up to an aggregate of 15.0 million shares if the price of our Common Stock trading on the Nasdaq meets certain thresholds following the Business Combination. Pursuant to GAAP, the Company determined the Earnout Shares right to be a derivative liability. See Note 11 for additional information.

5.    Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Machinery and equipment	$15,292	$8,946
Computer hardware	2,464	2,396
Computer software	5,159	3,675
Vehicles	63	95
Furniture and fixtures	519	512
Leasehold improvements	14,559	16,197
Construction-in-progress	5,283	—
	43,339	31,821
Less: Accumulated depreciation	(12,913)	(5,811)
Property and equipment, net	$30,426	$26,010

Depreciation expense for property and equipment was $7.1 million and $4.7 million for the years ended December 31, 2020 and 2019, respectively.

6.    Accrued Expenses and Other Current liabilities

Accrued expenses consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued interest expense	$34	$4,708
Accrued property and equipment purchases	3,992	—
Accrued research and development costs	2,420	2,195
Accrued professional fees	1,386	160
Accrued Business Combination costs	815	—
Short term lease liability	444	368
Other accrued expenses	1,534	703
Total accrued expenses	$10,625	$8,134

7.    Long-term Debt, Convertible Debt and Redeemable Convertible Preference Shares

Long-Term Debt

On July 7, 2020, Legacy Canoo entered into a promissory note for loan proceeds in the amount of $7.0 million under the Paycheck Protection Program (the “PPP”) (the “PPP Loan”) administered by the Small Business Administration (“SBA”) established under Division A, Title I of the CARES Act. The PPP Loan bears interest at 1.0% per annum, accruing from the loan date and payable monthly and matures on July 7, 2025. No payments are due on the PPP Loan until one month following the end of a deferment period of 68 weeks from the date of first disbursement, but interest will continue to accrue during the deferment period. The PPP Loan is unsecured and guaranteed by the SBA. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The PPP Loan provides for customary defaults, including failure to make payment when due or to fulfill the Company’s obligations under the promissory note or related documents, reorganizations, mergers, consolidations or other changes to the Company’s business structure, and certain defaults on other indebtedness, bankruptcy events, adverse changes in financial condition or civil or criminal actions. The PPP Loan may be accelerated upon the occurrence of a default.

The PPP provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the business, subject to certain limitations. The PPP Loan and accrued interest are forgivable after twenty-four weeks so long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities. The total amount eligible for forgiveness may be adjusted if, at the time of the forgiveness application, the borrower does not maintain employment and wage levels; a forgiveness application may be submitted at any time prior to December 31, 2020. During October 2020, Legacy Canoo submitted its application for forgiveness of the PPP Loan. The Company has and intends to continue to use the PPP Loan proceeds for purposes consistent with the provisions of the PPP and the Company expects that such usage will meet the criteria established for forgiveness of the loan. Whether forgiveness will be granted and in what amount is subject to an application to, and approval by, the SBA and may also be subject to further requirements in any regulations and guidelines the SBA may adopt. If all or a portion of the loan is ultimately forgiven, the Company will record income from the extinguishment of the PPP Loan.

The Company accounts for the PPP Loan as debt and the loan proceeds as a financing activity in the consolidated statements of cash flows for the year ended December 31, 2020. As of December 31, 2020, the PPP loan of $7.0 million approximated its fair value.

Convertible Debt

In August 2019, Legacy Canoo issued $100 million aggregate principal amount of secured convertible notes (the “$100M Notes”) to certain existing investors in Legacy Canoo. The $100M Notes accrued simple interest at 12% per year. Unless earlier repaid, converted or extended by the investors, outstanding principal and unpaid accrued interest on the $100M Notes were due on February 28, 2021 (“Maturity Date”). The original terms of the $100M Notes stated that in the event the Company consummates, after August 1, 2019 and on or prior to the Maturity Date, an equity financing pursuant to which it sells shares of its equity securities with an aggregate sales price of not less than $200 million, excluding any and all indebtedness under the $100M Notes that is converted, then all principal, together with all unpaid accrued interest under the $100M Notes, would automatically convert into shares of the equity securities at 80% of the cash price per share paid by the other purchasers of equity securities.

In March 2020, certain terms of the $100M Notes were amended such that (1) the Maturity Date was extended from February 28, 2021 to September 23, 2021 and (2) the $100M Notes are automatically converted into the next round of equity securities at the lesser of (a) 80% of the cash price per share paid by the other purchasers of equity securities; or (b) $500 million divided by the total number of outstanding shares at the time of conversion. In addition, the amendment provided that the noteholders can elect to convert the $100M Notes if there is a change in control after September 2020 at the lesser of (a) 80% of the inferred value per share paid for control of Legacy Canoo and (b) $500 million divided by the total number of outstanding shares at the time of conversion. In consideration of these more favorable conversion terms, the equity holders of the $100M Notes agreed to forgive all unpaid and accrued interest through the amendment date, which totaled $7.4 million.

The Company accounted for these changes in terms of its $100M Notes as a debt extinguishment. The Company recognized a gain on extinguishment of $8.3 million as an effective capital contribution within additional paid-in capital as each of the holders of the $100M Notes were existing equity holders in the Company. The extinguishment gain represents the difference between: (a) the sum of the carrying value of the pre-amendment $100M Notes of $88.7 million, the value of unpaid accrued interest through the amendment date of $7.4 million, and the fair value of the embedded derivative of $17.7 million; and (b) the fair value of the amended $100M Notes of $105.6 million at the time of the amendment.

Prior to the March 23, 2020 amendment, the Company had not elected the fair value option to record the notes at fair value in its entirety, and as such bifurcated the contingent redemption feature embedded in the $100M Notes and recorded it at fair value separately as an embedded derivative liability. The fair value of the embedded derivative liability at issuance was recorded as a discount to the $100M Notes. From January 1, 2020 through March 23, 2020, Legacy Canoo recorded expense of $2.6 million for the accretion of the debt discount in interest expense. Legacy Canoo assessed the fair value of the derivative liability as of March 23, 2020 and determined there was no material change in the fair value of the derivative liability from December 31, 2019 through the March 23, 2020 amendment date.

At the time of the extinguishment, Legacy Canoo elected to account for the $100M Notes at fair value in their entirety. The fair value of the $100M Notes on March 23, 2020 was $105.6 million. The significant unobservable inputs used in the fair value measurement of the $100M Notes were the financial and operational performance of the Company, debt issued by Legacy Canoo with similar terms, and the probability of principal recovery of the investment. The difference in the fair value as compared to the principal value of the $100M Notes is primarily driven by the difference in interest rates between convertible debt issued by Legacy Canoo with similar terms.

In March 2020, Legacy Canoo issued $15.0 million aggregate principal amount of secured convertible notes (the “$15M Notes”), of which $10.0 million was issued to certain existing investors in Legacy Canoo and the remaining $5.0 million to new noteholders. In April 2020, Legacy Canoo issued $10.3 million aggregate principal amount of secured convertible notes (“$10.3M Notes”) to new noteholders. The $15M Notes and the $10.3M Notes accrue simple interest at 8% per year. Unless earlier repaid, converted or extended by the noteholders, the outstanding principal and unpaid accrued interest on the $15M Notes and the $10.3M Notes are due on September 3, 2021 and September 23, 2021, respectively. In the event Legacy Canoo consummates an equity financing on or prior to the maturity date of the notes, pursuant to which it sells shares of its equity securities with an aggregate sales price of not less than $200 million, excluding any and all indebtedness under the note that is converted, then all principal, together with all unpaid accrued interest under the notes, shall automatically convert into shares of the equity securities at the lesser of (a) 80% of the cash price per share paid by the other purchasers of equity securities or (b) the price obtained by dividing $500 million by the number of outstanding shares. In addition, the noteholders of the $15M Notes and the $10.3M Notes can elect to convert the notes if there is a change in control after September 2020 at the lesser of (a) 80% of the inferred value per share paid for control of the Company and (b) $500 million divided by the total number of outstanding shares at the time of conversion. At the date of issuance, Legacy Canoo assessed the fair values of the $15M Notes and $10.3M Notes to be equal to the principal amount of these notes. There were no changes in the fair values of the $15M Notes and the $10.3M Notes between their respective issuance dates and August 16, 2020 when these convertible notes were included in the exchange of all convertible notes into A series and A-1 series of Legacy Canoo redeemable convertible preference shares.

During the period from July to August 2020, Legacy Canoo issued a total of $155.3 million aggregate principal amount of secured and unsecured convertible notes (“$155.3M Notes”), of which $80.0 million were issued to certain related party investors and the remaining $75.3 million to new noteholders. The $155.3M Notes accrued simple interest at 8% per year. Other than the change in the interest rate, these new notes had the same terms and conditions as the amended $100M Notes. At the date of issuance, Legacy Canoo assessed the fair values of the $155.3M Notes to be equal to the principal amount of these notes.

For notes recorded at fair value, any change in fair value from a change in instrument-specific credit risk is recognized in our consolidated statement of operations. During the year ended December 31, 2020, there was no gain or loss recognized attributable to instrument-specific credit risk of the underlying convertible notes based upon the Company’s assessment of its own creditworthiness and risk of default.

Exchange of Debt and Preference Shares

Exchange of Debt:

On August 16, 2020, all of Legacy Canoo’s outstanding convertible notes with an aggregate principal amount of $280.5 million were exchanged for 31.6 million of Legacy Canoo A series redeemable convertible preference shares and 19.4 million of Legacy Canoo A-1 series redeemable convertible preference shares.

Immediately prior to the exchange, Legacy Canoo assessed the fair value of all of its convertible debt to be $286.1 million. The significant unobservable inputs used in the fair value measurement of the outstanding Legacy Canoo convertible notes were the financial and operational performance of Legacy Canoo, debt issued by Legacy Canoo with similar terms, and the fair value of the Legacy Canoo redeemable convertible preference shares issued in exchange for the Legacy Canoo convertible notes. Legacy Canoo recorded $0.1 million as a change in fair value from March 2020 through August 2020 in interest expense in the consolidated statement of operations. No other fair value adjustments related to the Legacy Canoo convertible debt were recorded during the year ended December 31, 2020.

Since the issuance of the new Legacy Canoo A series redeemable convertible preference shares and Legacy Canoo A-1 series redeemable convertible preference shares on the exchange of the Legacy Canoo convertible debt was outside the contractual terms of the Legacy Canoo debt agreements, Legacy Canoo accounted for the exchange of all of Legacy Canoo’s outstanding convertible notes as an extinguishment of debt. Legacy Canoo recognized a total gain on extinguishment of $41.6 million, of which $36.5 million was treated as an effective capital contribution within stockholders’ equity as this portion related to existing investors in Legacy Canoo, and $5.0 million was recorded within gain on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2020. The extinguishment gain represents the difference between: (a) the sum of the adjusted carrying value of the Legacy Canoo Notes of $286.1 million, and the value of unpaid accrued interest through the amendment date of $5.2 million; and (b) the fair value of the Legacy Canoo A series and A-1 series redeemable convertible preference shares issued of $249.8 million. At the date of the exchange, the holders of the Legacy Canoo convertible notes agreed to forgive all unpaid and accrued interest through that date. The fair value was determined based on the most recent conversion price of the Legacy Canoo convertible debt for Legacy Canoo A series redeemable convertible preference shares and A-1 series redeemable convertible preference shares.

Exchange of Preference Shares:

Concurrently with the conversion of the Legacy Canoo convertible debt, 77.0 million Legacy Canoo Angel series redeemable convertible preference shares and 33.3 million Legacy Canoo seed series redeemable convertible preference shares were exchanged for 59.3 million Legacy Canoo A series redeemable convertible preference shares.

The company quantitatively assessed the terms of the exchange and accounted for the exchange as an extinguishment of its Legacy Canoo Seed series redeemable convertible preference shares and Legacy Canoo Angel series redeemable convertible preference shares, and recorded the Legacy Canoo A series redeemable convertible preference shares at their fair values as of the recapitalization date. Accordingly, Legacy Canoo recognized a loss on extinguishment of $90.5 million as a deemed dividend to the Legacy Canoo redeemable convertible preference shareholders. The loss represents the difference between: (1) the $200.0 million aggregate carrying amount of the Legacy Canoo Seed series redeemable convertible preference shares and Legacy Canoo Angel series redeemable convertible preference shares immediately prior to the exchange; and (2) the $290.5 million fair value of the Legacy Canoo A series redeemable convertible preference shares issued. The fair value was determined based on the most recent conversion price of the Legacy Canoo convertible debt for the Legacy Canoo A series redeemable convertible preference shares. The loss on extinguishment first reduced Legacy Canoo’s additional paid-in capital (“APIC”) to zero and then the excess was recorded in accumulated deficit. When these Legacy Canoo A series preference shares were exchanged to Legacy Canoo ordinary shares on December 21, 2020, the $90.5 million of gain in the fair value of the Legacy Canoo A series preference shares and the corresponding loss of $90.5 million on extinguishment recorded to APIC and accumulated deficit for Legacy Canoo ordinary shares were net to zero dollar impact within APIC and accumulated deficit given the equity recast upon recapitalization. See Note 2 for additional discussion on the recapitalization recast.

Dividends

The holders of the Legacy Canoo redeemable convertible preference shares were entitled to receive cumulative and compounding dividends in an amount equal to 8% of the original issuance price per share per annum. Dividends accrued from day to day, whether or not declared, and were cumulative; provided, however, that such accrued dividends were payable only in the event of either a Liquidation Event or a Non-Liquidation Sale. Such cumulative dividends in arrears were approximately $42.0 million at December 21, 2020. For the years ended December 31, 2020 and 2019, no dividends were declared.

Exchange of A Series and A-1 Series Redeemable Convertible Preference Shares at The Business Combination

At the Business Combination on December 21, 2020, all 110.3 million shares of the Legacy Canoo A series and A-1 series redeemable convertible preference shares were exchanged into 110.3 million shares of Legacy Canoo ordinary shares, which were subsequently converted to 136.8 million shares of our Common Stock at the Exchange Ratio of 1.239434862. The cumulative dividends of $42.0 million accrued for the Legacy Canoo A series and A-1 series redeemable convertible preference shares at December 21, 2020 were not declared nor converted to our Common Stock.

8.    Related Party Promissory Note and Convertible Debt

In November 2018, Legacy Canoo issued an unsecured promissory note for $15.0 million with two entities controlled by certain of Legacy Canoo’s investors. All principal amounts together with unpaid and accrued interest were due and payable in full at the earlier of (i) the issuance of new equity or any debt instrument convertible into equity by Legacy Canoo, other than certain restricted shares or shares granted under the Legacy Canoo 2018 Share Option and Grant Plan (the “2018 Equity Plan”) or (ii) November 6, 2019. Interest on the unpaid balance of the loan accrued at a rate of the LIBOR Index Rate plus 8% per year (10.875% at December 31, 2019), payable on the maturity date of the loan. At December 31, 2018, the unpaid principal was $15.0 million and accrued interest was approximately $0.3 million. In February 2019, Legacy Canoo repaid $5.0 million of the principal and $0.2 million of accrued interest. In November 2019, Legacy Canoo repaid the remaining principal balance of $10.0 million and $1.1 million of the accrued interest.

In August 2019, the Company issued a $100.0 million aggregate principal amount of secured convertible notes (the “$100M Notes”) with certain existing investors in the Company. The $100M Notes accrue simple interest at 12% per year. Unless earlier repaid, converted or extended by the investors, outstanding principal and unpaid accrued interest on the $100M Notes is due on February 28, 2021, which was subsequently amended to September 23, 2021 (“Maturity Date”).  The automatic conversion feature at a discount to the next equity financing represents an embedded contingent redemption feature. The Company has bifurcated the contingent redemption feature from the $100M Notes and accounted for it separately as an embedded derivative liability. The embedded derivative liability is remeasured to fair value each period. The embedded contingent redemption feature is bifurcated from the $100M Notes because (i) a separate instrument with the same terms as the embedded derivative would be a derivative, and (ii) the economic characteristics of the embedded contingent redemption feature are not clearly and closely related to $100M Notes as it is contingently exercisable and results in the settlement of the debt at a substantial premium.

The fair value of the embedded derivative liability at issuance of $17.8 million was recorded as a discount to the $100M Notes. To estimate the fair value of the embedded derivative liability, management considered several scenarios, including the completion of an equity financing prior to the $100M Notes’ maturity, conversion to preference shares upon maturity and the Company defaulting on the $100M Notes, and the timing of such events. The fair values of each scenario were determined primarily by the terms of the $100M Notes and the value of the Company’s existing preference shares, and then were probability weighted based on management’s estimates of the likelihood of each scenario. The probability weighted values were then discounted to present value. The discounted carrying amount of the $100M Notes is accreted, using the effective interest method, over the expected term of the $100M Notes. The Company performed this analysis of the fair value of the embedded derivative liability as of the August issuance date. As of December 31, 2019, the Company performed its fair value analysis by reconsidering each of the assumptions in the fair value model including its assessment of the probability-weighted expected return method of each scenario outlined above. Based on this assessment, the Company determined that there were no material changes in the fair value of the embedded derivative liability from issuance to December 31, 2019. The carrying value of the $100M Notes at December 31, 2019 was $86.1 million, net of unamortized debt discount of $13.9 million. During 2019, the Company recorded interest expense of $3.8 million for the accretion of the debt discount.

In March 2020, certain terms of the $100M Notes were amended such that (1) the Maturity Date was extended from February 28, 2021 to September 23, 2021 and (2) the $100M Notes are automatically converted into the next round of equity securities at the lesser of (a) 80% of the cash price per share paid by the other purchasers of equity securities; or (b) $500 million divided by the total number of outstanding shares at the time of conversion. In addition, the amendment provided that the noteholders can elect to convert the $100M Notes if there is a change in control after September 2020 at the lesser of (a) 80% of the inferred value per share paid for control of the Company and (b) $500 million divided by the total number of outstanding shares at the time of conversion. In consideration of these more favorable conversion terms, the equity holders of the $100M Notes agreed to forgive all unpaid and accrued interest through the amendment date, which totaled $7.4 million. The Company accounted for these changes in the terms of its $100M Notes as a debt extinguishment. The Company recognized a gain on extinguishment of $8.3 million as an effective capital contribution within additional paid-in capital as each of the holders of the $100M Notes were existing equity holders in the Company. The extinguishment gain represents the difference between: (a) the sum of the carrying value of the pre-amendment $100M Notes of $88.7 million, the value of unpaid accrued interest through the amendment date of $7.4 million, and the fair value of the embedded derivative of $17.7 million; and (b) the fair value of the amended $100M Notes of $105.6 million at the time of the amendment.

9.    Commitments and Contingencies

Lease Commitments

Refer to Note 10 for information regarding operating lease commitments.

Legal Proceedings

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. If the Company determines that it is probable that a loss has been incurred and the amount is reasonably estimable, the Company will record a liability.

The Company is not currently a party to any material legal proceedings, nor is the Company aware of any other pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

Indemnifications

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company provided indemnifications to certain of its officers and employees with respect to claims filed by a former employer.

10.    Related Party Transactions

On February 28, 2018, Legacy Canoo, via a wholly owned subsidiary, entered into a lease for an office facility in Torrance, California with an entity controlled by certain investors of Legacy Canoo, which was assigned to another entity controlled by certain investors of Legacy Canoo, on April 30, 2018. The original lease term is 15 years and commenced on April 30, 2018. The lease contains a 3% per annum escalation clause. Legacy Canoo is also required to pay the property taxes on the facility. Related party lease expense related to this operating lease was $1.7 million and $1.7 million for the years ended December 31, 2020 and 2019, respectively. During 2020 and 2019, Legacy Canoo made rent payments related to this operating lease in the amount of $1.5 million and $1.4 million, respectively.

The lease contains the option to extend the term of the lease for two additional 60-month periods commencing when the prior term expires. At lease inception, Legacy Canoo was not reasonably certain it would exercise any of the options to extend the term of the lease. There have been no changes to that assessment as of December 31, 2020.

The Company has determined that the lease does not effectively transfer control of the underlying facility to the Company based on the lease terms and, accordingly, the Company has classified the lease as an operating lease. As such, the rent and property taxes are expensed on a straight-line basis in the consolidated statements of operations.

The Company used judgment in determining an appropriate incremental borrowing rate to calculate the operating lease right-of-use asset and operating lease liability for the lease. Upon commencement of the lease, the Company recorded an operating lease ROU asset and operating lease liability of approximately $14.5 million and $14.5 million, respectively, on the Company’s consolidated balance sheet. The incremental borrowing rate used to determine the lease liability was 7.9%. As of December 31, 2020, the remaining operating lease ROU asset and operating lease liability were approximately $12.9 million and $13.7 million, respectively. As of December 31, 2019, the remaining operating lease ROU asset and operating lease liability were approximately $13.5 million and $14.1 million, respectively. As of December 31, 2020 and 2019, $0.4 million and $0.4 million, respectively, of the lease liability was determined to be short term and was included in accrued expenses within the consolidated balance sheet.

The weighted average remaining lease term at December 31, 2020 and 2019 was 12.3 years and 13.3 years, respectively.

Maturities of the Company’s operating lease liabilities at December 31, 2020 were as follows (in thousands):

Operating
Lease
2021	$1,507
2022	1,553
2023	1,599
2024	1,647
2025	1,697
Thereafter	14,092
Total lease payments	22,095
Less: imputed interest(1)	8,389
Present value of operating lease liabilities	13,706
Current portion of operating lease liabilities	444
Operating lease liabilities, net of current portion	$13,262
(1)	Calculated using the incremental borrowing rate

On November 25, 2020, Legacy Canoo entered into an agreement with Tony Aquila, Executive Chairman to reimburse Mr. Aquila for certain air travel expenses based on certain agreed upon criteria (“aircraft reimbursement”). The total aircraft reimbursement to Mr. Aquila for the use of an aircraft owned by Aquila Family Ventures, LLC (“AFV”), an entity controlled by Mr. Aquila, for the purposes related to the business of the Company for year ended December 31, 2020 was $541,000.

11.    Contingent Earnout Shares Liability

As part of the Business Combination, certain stockholders and employees are entitled to additional consideration in the form of Earnout Shares of the Company’s Common Stock to be issued when our Common Stock’s price achieved certain market share price milestones within specified periods following the Business Combination on December 21, 2020. The Earnout Shares do not have employment requirement and shall be issued in tranches based on the following conditions:

1.	If the closing share price of Common Stock equals or exceeds $18.00 per share for any 20 trading days within any consecutive 30-trading day period prior to the two-year anniversary of the Closing Date (“$18 Milestone”), then the Company shall issue an aggregate of 5.0 million shares of Common Stock to holders with the contingent right to receive Earnout Shares. These shares may instead be issued in the event of a Change of Control prior to the two-year anniversary of the Closing Date if the per share consideration in such transaction is at least $18.
2.	If the closing share price of Common Stock equals or exceeds $25.00 per share for any 20 trading days within any consecutive 30-trading day period prior to the four-year anniversary of the Closing Date (“$25 Milestone”), then the Company shall issue an aggregate of 5.0 million shares of Common Stock to holders with the contingent right to receive Earnout Shares. These shares may instead be issued in the event of a Change of Control prior to the four-year anniversary of the Closing Date if the per share consideration in such transaction is at least $25.
3.	If the closing share price of Common Stock equals or exceeds $30.00 per share for any 20 trading days within any consecutive 30-trading day period prior to the five-year anniversary of the Business Combination Closing Date (“$30 Milestone”), then the Company shall issue an aggregate of 5.0 million shares of Common Stock to holders with the contingent right to receive Earnout Shares. These shares may instead be issued in the event of a Change of Control prior to the five-year anniversary of the Closing Date if the per share consideration in such transaction is at least $30.

Pursuant to the guidance under ASC 815, Derivatives and Hedging, the right to Earnout Shares was classified as a Level 3 fair value measurement liability, and the increase or decrease in the fair value during the reporting period is recognized as other expense or other income in our consolidated statement of operations accordingly. The fair value of the Earnout Shares liability was estimated using the Monte Carlo simulation of the stock prices based on historical and implied market volatility of a peer group of public companies.

As of December 21, 2020, the initial fair value of our Earnout Shares liability was recognized at $248.9 million with a corresponding reduction from the additional paid-in capital in our stockholders’ (deficit) equity. As of December 31, 2020, the fair value of our Earnout Shares liability was estimated to be $133.5 million. We recognized a gain on the fair value change in Earnout Shares liability of $115.4 million as other income in our consolidated statement of operations.

12.    Stock-based Compensation

At our Business Combination on December 21, 2020, the Legacy Canoo 2018 Equity Plan was converted to the Company’s 2018 Equity Plan with the Legacy Canoo ordinary shares authorized for issuance pursuant to previously issued awards converted at the Exchange Ratio of 1.239434862 to the Company’s Common Stock and the exercise price per share option and purchase price per restricted shares decreased proportionately by the same conversion ratio. See additional discussion on the retroactive application of recapitalization in Note 2 of the notes to the accompany financial statements.

In 2019, the Company increased the number of shares of the Company’s Common Stock reserved for issuance under the 2018 Equity Plan from 7,064,779 shares to 15,281,513 shares. In 2020, the 2018 Equity Plan was amended to increase the number of shares reserved for issuance to a new total of 18,162,573 shares reserved for issuance.

On December 21, 2020, the stockholders of the Company approved the 2020 Equity Incentive Plan (the”2020 Equity Plan”) in a special meeting, authorizing 26,898,554 common shares to be reserved for issuance of stock options, restricted stock units awards and other stock awards. As of December 31, 2020, no stock options, restricted stock unit awards and other stock awards were granted under the 2020 Equity Plan.

Stock Options

All employees are eligible to be granted options to purchase shares of our Common Stock under the Company’s equity plans. All options granted will expire ten years from their date of issuance. Stock options granted generally vest 25% on the one-year anniversary of the date when vesting starts with the remaining balance vesting equally on a monthly basis over the subsequent 3 years. New shares are issued from authorized shares of Common Stock upon the exercise of stock options. There were no performance-based stock options granted during the years ended December 31, 2020 and 2019.

All our stock options were issued under the Legacy Canoo 2018 Equity Plan. The fair values of stock options granted under the Legacy Canoo 2018 Equity Plan were estimated at the date of grant using the Black-Scholes option pricing model and the following weighted average valuation assumptions:

	December 31,
	2020	2019
Risk free interest rates	1.62%	1.69%
Expected lives (in years)	6.0	6.0
Dividend yield	—	—
Expected volatility	60.0%	60.0%

The following table summarizes the activity of the Company’s stock options for the year ended December 31, 2020 (in thousands, except weighted-average exercise price and weighted-average remaining contractual life):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding at December 31, 2019	1,512	$0.02	9.64	$637
Granted	209	$0.02
Forfeited	(973)	$0.01
Exercised	(424)	$0.02
Outstanding at December 31, 2020	324	$0.02	8.47	$137

Under the Legacy Canoo 2018 Equity Plan, employees may exercise stock options prior to vesting. The Company has the right to repurchase any unvested (but issued) shares upon termination of service of an employee at the original exercise price. The consideration received for the early exercise of an option is considered to be a deposit and the related amount is recorded as a liability. The liability is reclassified into additional paid-in capital as the award vests. The liability related to unvested stock options early exercised was $0.2 million and $0.1 million as of December 31, 2020 and 2019, respectively. The shares issued upon early exercise of stock options are considered issued and outstanding shares of our Common Stock.

Of the stock options exercised during the twelve months ended December 31, 2020, 421,097 shares were unvested. As of December 31, 2020, of the total 235,753,437 shares of Common Stock issued and outstanding, 5,279,906 shares issued upon early exercise of stock options were unvested.

As of December 31, 2020, of the total 324,298 stock options outstanding, 203,177 shares were unvested. The Company expects substantially all of these share options to vest over the subsequent 3 years.

The intrinsic value of stock options exercised during the year ended December 31, 2020 and 2019 was $0.1 million and $3.3 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s shares of Common Stock on the date of exercise and the exercise price of each option

The total grant date fair value of stock options granted during the years ended December 31, 2020 and 2019, was approximately $0.1 million and $3.5 million, respectively. The weighted average grant date fair value per share of stock options granted during the years ended December 31, 2020 and 2019 was $0.44 and $0.39, respectively.

Stock-based compensation expense related to stock options was approximately $0.9 million during the year ended December 31, 2020, of which $0.7 million is included in research and development expenses and $0.2 million is reflected within selling, general and administrative expenses in the consolidated statements of operations. Stock-based compensation expense related to stock options was approximately $0.3 million during the year ended December 31, 2019, of which $0.1 million is included in research and development expenses and $0.2 million is included in selling, general and administrative expenses in the consolidated statements of operations.

Total unrecognized compensation cost related to unvested stock options at December 31, 2020 and 2019 is approximately $2.0 million and $3.2 million, respectively. As of December 31, 2020 and 2019, the weighted average period over which the unrecognized compensation cost is expected to be recognized was approximately 1.7 and 2.8 years, respectively.

Restricted Stock Awards

The Company’s restricted stock awards (“RSAs”) consists of the following:

Restricted Shares

From November 4, 2018 to May 6, 2019, the Legacy Canoo sold restricted shares totaling 30,188,011 shares (as converted to Common Stock) to the founders, which include certain investors, for a converted purchase price of $0.008 per share (the “Founder Restricted Shares”), with the following vesting conditions: 12.5% vest when the Legacy Canoo achieves $100 million in cumulative funding from inception (which condition was satisfied December 18, 2018, accordingly this portion of the 2019 awards was vested upon issuance); 37.5% vest ratably over a period of thirty-six months from December 18, 2018; and 50% vest on the date the Company starts commercial production of its first vehicle (“SOP”), which the Company determined was not probable of being met as of December 31, 2020.

On December 18, 2020, Legacy Canoo approved an amendment to change the SOP vesting goal of all eligible Founder Restricted Shares held by internal executives to time-based vesting with a merger trigger, which was satisfied on December 21, 2020. The investor-held Founder Restricted Shares’ SOP vesting goal was not amended. The amended time-based vesting of the SOP portion has a cliff vesting of 25% on March 18, 2020 with the remaining shares vesting over 36 months thereafter. The amendment was accounted for as a grant modification with a new fair value estimated on the amendment date replacing the original grant date fair value, resulting in an incremental fair value of $105.3 million, $77.7 million of which was recognized in December of 2020 representing the recognition of a cumulative stock compensation expenses of such amended SOP shares from March 2020 through December 2020.

The Company has an irrevocable, exclusive option to repurchase all or any portion of the unvested Founder Restricted Shares at the converted original per share purchase price for the shares upon termination or the cessation of services provided by the stockholder.

Restricted Stock Units

In August 2020, the Legacy Canoo approved 8,027,473 RSUs to certain employees and consultants of the Company, of which 4,285,026 RSUs were determined to have an established grant date in accordance with ASC 718, Stock Compensation. Each RSU represents a contingent right to receive one share of the Company’s Common Stock. None of the RSUs were eligible to vest before the successful consummation of the Business Combination. Accordingly, no stock compensation expense was recognized prior to the Business Combination on December 21, 2020. The company recognized a cumulative stock compensation expense of $3.5 million related to the RSUs in December 2020. As of December 31, 2020, the grant date fair value of the unvested RSUs was approximately $11.7 million.

The fair value of our RSUs is based on the fair value of the Legacy Canoo’s ordinary shares on the date of grant. As there is no public market for the Legacy Canoo’s ordinary shares, the Legacy Canoo’s board of directors, with the assistance of a third-party valuation specialist, determined the fair value of the Legacy Canoo’s ordinary shares at the time of the grant of RSUs by considering information available at the time of grant. The valuations were consistent with the guidance and methods outlined in the AICPA Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

On November 25, 2020, the Legacy Canoo withdrew authorization for an aggregate of 2,503,011 RSUs previously approved but not yet granted to certain employees of the Legacy Canoo. Out of the remaining 1,239,435 RSUs previously approved but not yet granted to a certain consultant, Legacy Canoo cancelled 240,441 RSUs and accelerated the vesting of 998,994 RSUs with a merger trigger and an employment condition. The fair value of the 998,994 RSUs was estimated at $18.0 million at the grant date of December 15, 2020. Stock compensation expense of $18.0 million was not recognized until January 2021 when the consultant became an employee of the Company.

On November 25, 2020, Legacy Canoo authorized for issuance 1,003,828 RSUs and 1,003,828 performance stock units (“PSUs”) to Mr. Aquila in exchange for his advisory services rendered to the Company and in contemplation of his appointment to the role of Executive Chairman of the Company. Each RSU represents a contingent right to receive one share of the Company’s Common Stock, and are subject to ongoing service-based vesting conditions over a three-year term. Each PSU represents a contingent right to receive one share of the Company’s Common Stock and would vest upon the achievement of certain stock price performance of the Company. The fair value of the 1,003,828 RSUs and 1,003,828 PSUs was estimated at $19.4 million and $15.6 million, respectively. The Company recognized $1.0 million of stock-based compensation expense in December 2020 related to these RSUs and PSU’s.

The activity for our restricted stock awards in the year ended December 31, 2020 was as follows (in thousands, except weighted-average grant-date fair value amounts):

		Weighted-
		Average
		Grant-Date
Restricted Stock Awards	Shares	Fair Value
Unvested at December 31, 2019	18,335	$0.20
Granted	8,657	10.67
Vested	(5,468)	9.65
Repurchased	(5,413)	0.19
Unvested at December 31, 2020	16,111	$9.19

The weighted average fair value per RSA issued during the years ended December 31, 2020 and 2019 was $10.67 and $0.20, respectively. The total fair value of RSAs issued during the years ended December 31, 2020 and 2019, were $92.4 million and $1.8 million, respectively.

For the year ended December 31, 2020, the Company recognized stock compensation expense of $83.4 million for restricted stock awards vested, of which $58.7 million was included in research and development expenses and $24.7 million was included in selling, general and administrative expenses in the consolidated statement of operations. For the year ended December 31, 2019, the Company recognized stock compensation expenses of $1.5 million for restricted shares vested, of which $0.6 million was included in research and development expenses and $0.9 million was included in selling, general and administrative expenses in the consolidated statements of operations. Unrecognized compensation cost related to the RSAs as of December 31, 2020 was approximately $116.9 million, of which $92.3 million was expected to be recognized in 2021, $20.5 million was expected to be recognized in 2022, $3.7 million was expected to be recognized in 2023, and the remaining $0.4 million was expected to be recognized in 2024.

13.    Capital Structure

Shares Authorized, Issued and Outstanding

As of December 31, 2020, the Company had authorized a total of 510,000,000 shares for issuance with 500,000,000 shares designated as Common Stock and 10,000,000 shares designated as preferred stock. Out of the authorized Common Stock shares, 235,753,000 was issued and outstanding at December 31, 2020. No preferred stock shares were issued and outstanding at December 31, 2020.

Warrants

As of December 31, 2020, the Company had 22,511,238 public warrants and 1,842,106 private warrants outstanding. Each public and private warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The public warrants will expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.

The Company may call the public warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days prior written notice of redemption; and
●	if, and only if, the last reported closing price of the ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which Canoo sends the notice of redemption to the warrant holders.

If the Company calls the public warrants for redemption, management will have the option to require all holders that wish to exercise the public warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Common Stock at a price below its exercise price.

14.    Net Loss per Share

Net loss per share is presented in conformity with the two-class method required for participating securities. Prior to the impact of the retroactive application of the recapitalization, the Legacy Canoo redeemable convertible preference shares were participating securities as the holders of the Legacy Canoo redeemable convertible preference shares are entitled to participate in dividends with ordinary shares. Net losses were not allocated to the Legacy Canoo redeemable convertible preference shares as the holders of the Legacy Canoo redeemable convertible preference shares do not have a contractual obligation to share in any losses. Accordingly, basic net loss per share attributable to ordinary shareholders is calculated by dividing net loss attributable to Legacy Canoo ordinary shareholders by the weighted-average number of Legacy Canoo ordinary shares outstanding for the period. During the years ended December 31, 2020 and December 31, 2019, Legacy Canoo increased the net loss by $42.0 million and $13.9 million respectively, for dividends accumulated for the period on the Legacy Canoo redeemable convertible preference shares to arrive at the numerator used to calculate net loss per share.

For all periods presented, the shares included in computing basic net loss per share exclude restricted shares and shares issued upon the early exercise of share options where the vesting conditions have not been satisfied.

Diluted net income per share adjusts basic net income per share for the impact of potential Common Stock shares. Potential Common Stock shares include stock options and RSAs. Restricted Common Shares and stock options do not have rights to nonforfeitable dividends. As the Company has reported net losses for all periods presented, all potential Common Stock shares and redeemable convertible preference shares are antidilutive, and accordingly, basic net loss per share equals diluted net loss per share.

The following table presents the potential shares that were excluded from the computation of diluted net loss per share, because their effect was anti-dilutive as follows (in thousands):

	December 31,
	2020	2019
Early exercise of unvested stock options	5,280	9,396
Options to purchase Common Stock	324	1,512
Restricted Common Stock shares	7,587	18,335
Restricted stock units	8,524	—

15.    Income Taxes

The components of the provision for income taxes consisted of the following (in thousands):

	Year ended
	December 31,
	2020	2019
Provision for federal income taxes	$—	$—
Provision for state income taxes	2	—
Provision for income taxes	$2	$—

The reconciliation of taxes at the statutory rate to our provision for income taxes was as follows (in thousands):

	Year ended
	December 31,
	2020	2019
Tax at the statutory rate	$(18,861)	$—
Foreign rate differential	—	(18,622)
State tax – net of federal benefit	2	(8,493)
Officer compensation	1,531	24
Cancellation of debt income	7,676	—
Transaction costs	3,605	—
Other permanent differences	16	—
U.S. tax credits	(1,369)	(3,497)
Change in valuation allowance	7,402	30,588
Provision for income taxes	$2	$—

In years prior to 2020, the Company was domiciled in the Cayman Islands, which does not impose income taxes. Therefore, the statutory rate in those years is shown to be 0% in the reconciliation above.

Deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Net operating loss carry-forwards	$70,175	$30,631
Research and development credits	10,121	7,927
Interest expense	1,901	1,975
Stock-based compensation	5,313	755
Accrued rent	(227)	—
Earnout shares liability	37,359	—
Fixed assets	2,189	—
Accruals and others	1,372	556
Total gross deferred income tax assets	128,203	41,844
Less: Valuation allowance	(128,203)	(41,844)
Net deferred income tax assets	$—	$—

The Company recorded a full valuation allowance against its deferred income tax assets at December 31, 2020 and 2019. Based upon management’s assessment of all available evidence, the Company has concluded that it is more likely than not that the net deferred income tax assets will not be realized. The increase in the valuation allowance for the years ended December 31, 2020 and 2019 was $86.4 million and $30.6 million, respectively. The following table summarizes the activity recorded in the valuation allowance on the deferred income tax assets (in thousands):

Valuation allowance at December 31, 2018	$(11,256)
Additions charged to income tax provision	(30,588)
Valuation allowance at December 31, 2019	(41,844)
Additions charged to income tax provision	(86,359)
Valuation allowance at December 31, 2020	$(128,203)

At December 31, 2020, we had federal net operating loss carryforwards of approximately $228.8 million and state net operating loss carryforwards of $316.8 million that may be carried forward indefinitely for federal income tax purposes and can offset 80% of taxable income in any given year except as amended by the CARES Act. NOL's can be carried forward to offset future taxable income for a period of twenty years for California state income tax purposes.

The Company has research and development tax credits at December 31, 2020 and 2019 of approximately $10.1 million and $7.9 million, respectively, for both federal and state income tax purposes. If not utilized, the federal research and development tax credits will expire in various amounts beginning in 2039. State research and development credits can be carried forward indefinitely.

Future utilization of the net operating loss carryforwards and tax-credit carryforwards may be subject to an annual limitation based on changes in ownership, as defined by Section 382 of the Internal Revenue Code.

The aggregate changes in the balance of gross unrecognized tax benefits during the years ended December 31, 2020 and 2019 were as follows (in thousands):

Balance at December 31, 2018	$(1,870)
Increases in balances related to tax provisions taken during current period	(6,557)
Balance at December 31, 2019	(8,427)
Increases in balances related to tax provisions taken during current period	(2,737)
Balance at December 31, 2020	$(11,164)

As of December 31, 2020, the Company has total uncertain tax positions of $11.2 million primarily related to research and development costs which are recorded as a reduction of the deferred tax asset related carryforwards. The Company's policy is to recognize interest and penalties, if any, related to uncertain tax positions as a component of income tax expense. For the years ended December 31, 2020 and 2019, the Company did not recognize any interest or penalties for uncertain tax positions. The Company is currently not under examination by the United States Internal Revenue Service or any other state, city, or local jurisdiction. The Company is subject to the standard statutes of limitations by the relevant tax authorities for federal and state purposes and all tax years since inception are open for examination.

The Company does not anticipate any significant increases or decreases in its unrecognized tax benefits within the next twelve months.

In response to the COVID-19 pandemic, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. the CARES Act provides numerous tax provisions and other stimulus measures, including refundable payroll tax credits, deferral of employer side social security payments, modifications to the net interest deduction limitations, expansions to the use and carryback of net operating losses, and a technical correction to the depreciation method applicable to qualified improvement property under the 2017 Tax Cuts and Jobs Act.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Executive Chairman and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) prior to the filing of this Annual Report on Form 10-K. Based on that evaluation, our Executive Chairman and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were, in design and operation, not effective as of December 31, 2020 as a result of the material weakness in our internal control over financial reporting discussed below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including the Executive Chairman and Chief Financial Officer, recognizes that our disclosure controls or our internal control over financial reporting cannot prevent or detect all possible instances of errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time. Notwithstanding that we do not qualify for the relief afforded by Instruction 1 to Item 308 of Regulation S-K to newly public companies, management has not assessed nor attested to our internal control over financial reporting as is set forth in Item 308 of Regulation S-K promulgated under the Securities Exchange Act 1934, as amended, and Section 404 of the Sarbanes-Oxley Act as of December 31, 2020, the end of our last fiscal year. We will do so initially as of December 31, 2021.

We were unable to conduct the required assessment primarily due to the Business Combination occurring on December 21, 2020 and the resulting substantial change in operational focus, management and the internal control environment. Following the business combination, Legacy Canoo historical operations represent virtually the entirety of the combined business. In addition, following the business combination our accounting and financial systems, as well as personnel, were replaced by those of Legacy Canoo. Due to the extensive changes to our internal control environment, it was impractical for us to develop, implement, and assess our system of internal control, and conduct management’s assessment of internal control over financial reporting as of December 31, 2020.

Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

Material Weaknesses in Internal Control over Financial Reporting

In connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2019, we had previously identified and disclosed material weaknesses in our internal control over financial reporting with respect to the following components of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013):

i.Control Environment: We had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document and operate effective internal controls around our financial reporting process.

ii.Risk Assessment: We did not have an effective risk assessment process that defined clear financial reporting objectives, that identified and evaluated risks of misstatement due to errors over financial reporting processes, or that developed internal controls to mitigate those risks.

The material weaknesses in the design and maintenance of effective controls contributed to the following material weaknesses: (a) Lack of formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over account reconciliations and journal entries, (b) Lack of effective controls over information technology (IT) general controls for information systems that are relevant to the preparation of our financial statements, specifically, with respect to: (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored, and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

Although we began efforts to remediate the issues resulting from the lack of design and maintenance of controls upon identification, all the material weaknesses that existed for the year ended December 31, 2019 continue to exist for the year ended December 31, 2020, with the exception of the following material weakness which we believe was successfully remediated during the year:

i.Lack of formal policies, processes and controls to analyze, account for and disclose complex transactions.

In order to remediate the above material weakness, during the year ended December 31, 2020, we engaged an outside firm to assist management with the accounting and disclosure of complex accounting transactions that occurred during the year.

For the remaining material weaknesses that are yet to be remediated, we are continuing to implement our remediation plan. Those remediation measures are ongoing and include the following:

●	Hiring additional accounting and IT personnel during 2021, including a new chief financial officer, to bolster our technical reporting, transactional accounting and IT capabilities.
●	Designing and implementing controls to formalize roles and review responsibilities to align with our team’s skills and experience and designing and implementing formal controls over segregation of duties.
●	Designing and implementing procedures to identify and evaluate changes in our business and the impact on our internal controls.
●	Designing and implementing formal processes, policies and procedures supporting our financial close process, including creating standard balance sheet reconciliation templates and journal entry controls.
●	Designing and implementing IT general controls, including controls over change management, the review and update of user access rights and privileges, controls over batch jobs and data backups, and program development approvals and testing.
●	We are also planning on engaging an outside firm to assist management with the remediation of activities pertaining to the documentation, design and implementation of our business and IT general controls.

Changes in Internal Control Over Financial Reporting

Other than in connection with executing upon the implementation of the remediation measures as noted above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 will be contained in, and is hereby incorporated by reference to, our definitive proxy statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”), which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2020. This includes information regarding our Code of Business Conduct and Ethics.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2020.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements: The information concerning our financial statements and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, titled “Financial Statements and Supplementary Data.”

2. Financial Statement Schedules: No schedules are required.

3. The exhibits listed in the following index to Exhibits are filed or incorporated by reference as part of this report.

Exhibit No.	Description
2.1+

Merger Agreement and Plan of Reorganization, dated as of August 17, 2020, by and among Hennessy Capital Acquisition Corp. IV, HCAC IV First Merger Sub, Ltd., HCAC IV Second Merger Sub, LLC and Canoo Holdings Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2020).

3.1

Second Amended and Restated Certificate of Incorporation of the Company, dated December 21, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).

3.2	Amended and Restated Bylaws of the Company, dated December 21, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).
4.2	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).
4.3

Warrant Agreement, dated February 28, 2019, by and between Hennessy Capital Acquisition Corp. IV and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 filed on Hennessy Capital Acquisition Corp. IV’s Current Report on Form 8-K filed with the SEC on March 6, 2019).

4.4*	Description of Registrant’s Securities.
10.1

Form of Subscription Agreement, dated as of August 17, 2020, by and between Hennessy Capital Acquisition Corp. IV and the undersigned subscriber party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed with the SEC on September 18, 2020).

10.2

Amended and Restated Registration Rights Agreement, dated December 21, 2020, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).

10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).
10.4#

Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).

10.5#	Canoo Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 25, 2020).
10.6#	Canoo Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 25, 2020).
10.7#

Canoo Inc. 2018 Stock Option and Grant Plan and forms of Stock Option Grant Notices, Exercise Notice, Stock Option Agreement, Nonstatutory Stock Option Agreement and Restricted Stock Agreement  (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed with the SEC on February 24, 2021).

10.8#

Forms of Stock Option Grant Notice and Stock Option Agreement under the Canoo Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 24, 2021).

10.9#

Forms of RSU Award Grant Notice and RSU Award Agreement under the Canoo Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 24, 2021).

10.10*#	Form of RSU Award Grant Notice and RSU Award Agreement (Alternate) under the Canoo Inc. 2020 Equity Incentive Plan.
10.11#

Letter agreement between Canoo Holdings Ltd. and Anthony Aquila, dated November 25, 2020 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 25, 2020).

10.12#

Executive Employment Agreement between Canoo Technologies Inc. (f/k/a Canoo Inc.) and Ulrich Kranz, dated November 25, 2020 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 25, 2020).

10.13#

Senior Management Employment Agreement between Canoo Technologies Inc. (f/k/a Canoo Inc.) and Paul Balciunas, dated December 21, 2020 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).

10.14#

Senior Management Employment Agreement between Canoo Technologies Inc. (f/k/a Canoo Inc.) and Andrew Wolstan, dated December 21, 2020 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).

10.15#

Letter agreement between Canoo Technologies Inc. (f/k/a Canoo Inc.) and Peter Savagian, dated September 3, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).

10.16#

Senior Management Employment Agreement between Canoo Technologies Inc. (f/k/a Canoo Inc.) and Bill Strickland, dated December 21, 2020 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).

10.17#*	Letter agreement between Canoo Technologies Inc. (f/k/a Canoo Inc.) and Renato Giger, dated March 28, 2021.
10.18

Standard Industrial/Commercial Single-Tenant Lease by and between Canoo Technologies Inc. (f/k/a Canoo Inc.) and Remarkable Views Consultants Ltd., dated February 28, 2018, as amended and supplemented (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 25, 2020).

10.19

Assignment of Lease by and between Remarkable Views Consultants Ltd. and Remarkable Views Torrance, LLC, dated April 30, 2018 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 25, 2020).

10.20	Form of Shareholder Support Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2020).
10.21

Voting and Support Agreement, dated as of August 17, 2020, by and among Canoo Holdings Ltd., Hennessy Capital Partners IV LLC and the stockholders of Hennessey Capital Acquisition Corp. IV set forth therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2020).

10.22

Sponsor Warrant Exchange and Share Cancellation Agreement, dated as of August 17, 2020, by and between Hennessy Capital Partners IV LLC and Hennessy Capital Acquisition Corp. IV (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2020).

16.1

Letter from PricewaterhouseCoopers LLP to the SEC, dated December 22, 2020 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).

16.2	Letter from WithumSmith+Brown, PC to the SEC, dated January 13, 2021 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm of Canoo Inc.
23.2*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Canoo Holdings Ltd.
24.1*	Power of Attorney (contained on the signature page hereto).
31.1*

Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*

Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

+     The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

#      Indicates management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2021.

CANOO INC.

By:	/s/ Tony Aquila
Tony Aquila
Executive Chairman
(Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby constitutes and appoints Tony Aquila and Paul Balciunas, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments, including post-effective amendments, to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Tony Aquila	Executive Chairman	March 31, 2021
Tony Aquila	(Principal Executive Officer)

/s/ Paul Balciunas	Chief Financial Officer	March 31, 2021
Paul Balciunas	(Principal Financial Officer and Principal Accounting Officer)

/s/ Foster Chiang	Director	March 31, 2021
Foster Chiang

/s/ Thomas Dattilo	Director	March 31, 2021
Thomas Dattilo

/s/ Greg Ethridge	Director	March 31, 2021
Greg Ethridge

/s/ Claudia Romo Edelman	Director	March 31, 2021
Claudia Romo Edelman

/s/ Arthur Kingsbury	Director	March 31, 2021
Arthur Kingsbury

/s/ Rainer Schmueckle	Director	March 31, 2021
Rainer Schmueckle

/s/ Josette Sheeran	Director	March 31, 2021
Josette Sheeran

/s/ Debra von Storch	Director	March 31, 2021
Debra von Storch