Form 10-Q
period 2021-03-31
Canoo Inc.
filed 2021-05-17
CIK 1750153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-38824

Canoo Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-1476189
(State or Oher Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19951 Mariner Avenue, Torrance, California	90503
(Address of Principal Executive Offices)	(Zip code)

(424) 271-2144

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	GOEV	The Nasdaq Global Select Market
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	GOEVW	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of May 7, 2021, there were 237,501,486 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control.

Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

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

These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements. Below is a summary of certain material factors that may make an investment in our common stock speculative or risky.

●	We are an early stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.
●	We may be unable to adequately control the costs associated with our operations.
●	We have yet to achieve positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.
●	Our financial results may vary significantly from period to period due to fluctuations in our operating costs, product demand and other factors.
●	Our business plans require a significant amount of capital. In addition, our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or introduce covenants that may restrict our operations or our ability to pay dividends.
●	Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.
●	We previously identified material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.
●	If we fail to manage our growth effectively, we may not be able to design, develop, manufacture, market and launch our electric vehicles ("EVs") successfully.
●	Our ability to develop and manufacture EVs of sufficient quality and appeal to customers on schedule and on a large scale is unproven and still evolving.
●	We have no experience to date in high volume manufacture of our EVs.
●	We will depend initially on revenue generated from a single EV model and in the foreseeable future will be significantly dependent on a limited number of models.
●	We may fail to attract new customers in sufficient numbers or at sufficient rates or at all or to retain existing customers.
●	We may experience significant delays in the design, production and launch of our EVs, which could harm our business, prospects, financial condition and operating results.
●	Increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion battery cells, could harm our business.
●	A consumer subscription model is different from the predominant current distribution model for automobile manufacturers, which makes evaluating the impact of a subscription model on our business, operating results and future prospects difficult. In addition, the novel approach of offering a subscription directly from an OEM may never achieve the level of market acceptance necessary to achieve profitability.

●	We face legal, regulatory and legislative uncertainty in how our go-to-market models will be interpreted under existing and future law and we may be required to adjust our consumer business model in certain jurisdictions as a result.
●	The automotive market is highly competitive, and we may not be successful in competing in this industry.

Importantly, the summary above does not address all the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized herein, as well as other risks and uncertainties that we face, can be found under Part II, Item IA, “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021. The above summary is qualified in its entirety by those more complete discussions of such risks and uncertainties. Given such risks and uncertainties, you should not place undue reliance on forward-looking statements.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

Unless otherwise stated in this Quarterly Report on Form 10-Q or the context otherwise requires, and regardless of capitalization, references to:

●	“we,” “us,” “company” or “our company” are to Canoo Inc. following completion of the business combination in December 2020;
●	“common stock” are to our common stock, $0.0001 par value per share;
●	“management” or our “management team” are to our officers and directors;
●	“private placement warrants” are to warrants sold to certain initial purchasers as part of the private placement that occurred simultaneously with the completion of our initial public offering, which are not-redeemable so long as they are held by the initial purchasers of the warrants or their permitted transferees;
●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants that are sold to third parties that are not initial purchasers of the warrants or their permitted transferees or otherwise voluntarily converted by their holder;
●	“Legacy Canoo” means Canoo Holdings Ltd. prior to completion of the Business Combination in December 2020;
●	“HCAC” means the special purpose acquisition company, Hennessy Capital Acquisition Corp. IV; and
●	“business combination” refers to the Company’s merger consummated on December 21, 2020 pursuant to that certain Merger Agreement and Plan of Reorganization, dated August 17, 2020, by and among HCAC, HCAC IV First Merger Sub, Ltd., an exempted company incorporated with limited liability in the Cayman Islands and a direct, a wholly owned subsidiary of HCAC, EV Global Holdco LLC (f/k/a HCAC IV Second Merger Sub, LLC), a Delaware limited liability company and a direct, wholly owned subsidiary of HCAC, and Canoo Holdings Ltd., an exempted company incorporated with limited liability in the Cayman Islands.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CANOO INC.

Condensed Consolidated Balance Sheets
(in thousands, except par values) (unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$641,925	$702,422
Prepaids and other current assets	15,639	6,463
Total current assets	657,564	708,885
Property and equipment, net	44,607	30,426
Operating lease right-of-use assets	14,669	12,913
Other assets	993	1,246
Total assets	$717,833	$753,470

Liabilities and stockholders' equity
Liabilities
Current liabilities
Accounts payable	$17,793	$17,243
Accrued expenses and other current liabilities	18,645	10,625
Total current liabilities	36,438	27,868
Contingent earnout shares liability	49,943	133,503
Private placement warrants liability	—	6,613
Operating lease liabilities	14,120	13,262
Long-term debt	6,943	6,943
Other long-term liabilities	111	39
Total liabilities	107,555	188,228

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 500,000 authorized; 237,499 and 235,753 issued and outstanding at March 31, 2021 and December 31, 2020 , respectively	24	24
Additional paid-in capital	970,842	910,579
Accumulated deficit	(360,588)	(345,361)
Total stockholders’ equity	610,278	565,242
Total liabilities and stockholders’ equity	$717,833	$753,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statements of Operations (in thousands, except per share values)

Three Months Ended March 31, 2021 and 2020 (unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$—	$—

Costs and Operating Expenses
Cost of revenue, excluding depreciation	—	—
Research and development expenses, excluding depreciation	39,319	19,293
Selling, general and administrative expenses, excluding depreciation	55,627	4,081
Depreciation	2,124	1,685
Total costs and operating expenses	97,070	25,059
Loss from operations	(97,070)	(25,059)

Other (expense) income
Interest income (expense)	11	(5,825)
Gain on fair value change in contingent earnout shares liability	83,560	—
Gain (loss) on fair value change in private placement warrants liability	(1,639)	—
Other expense, net	(89)	(6)
Loss before income taxes	(15,227)	(30,890)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(15,227)	$(30,890)
Per Share Data:
Net loss per share, basic and diluted	$(0.07)	$(0.37)

Weighted-average shares outstanding, basic and diluted	224,795	82,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statement of Stockholders’ Equity (in thousands)

Three Months Ended March 31, 2021 (unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	Equity
Balance as of December 31, 2020	235,753	$24	$910,579	$(345,361)	$565,242
Proceeds from exercise of public warrants	597	—	6,867	—	6,867
Repurchase of unvested shares – forfeitures	(118)	—	(2)	—	(2)
Issuance of shares for restricted stock units vested	1,230	—	—	—	—
Issuance of shares upon exercise of vested stock options	37	—	—	—	—
Stock-based compensation	—	—	45,146	—	45,146
Conversion of private placement warrants to public warrants	—	—	8,252	—	8,252
Net loss and comprehensive loss	—	—	—	(15,227)	(15,227)
Balance as of March 31, 2021	237,499	$24	$970,842	$(360,588)	$610,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statement of Stockholders’ Deficit (in thousands)

Three Months Ended March 31, 2020 (unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficit
Balance as of December 31, 2019	108,838	$11	$202,796	$(258,675)	$(55,868)
Issuance of shares upon exercise of unvested share options	424	—	—	—	—
Gain on extinguishment of related party convertible debt	—	—	8,264	—	8,264
Stock-based compensation	—	—	389	—	389
Net loss and comprehensive loss	—	—	—	(30,890)	(30,890)
Balance as of March 31, 2020	109,262	$11	$211,449	$(289,565)	$(78,105)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statements of Cash Flows (in thousands)

Three Months Ended March 31, 2021 and 2020 (unaudited)

	Three months ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	(15,227)	(30,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,124	1,685
Non-cash operating lease expense	(584)	155
Debt discount amortization	—	2,638
Stock-based compensation	45,146	389
Gain on fair value in contingent earnout shares liability	(83,560)	—
Gain (loss) on fair value change in private placement warrants liability	1,639	—
Other	—	18
Changes in operating assets and liabilities:
Prepaids and other current assets	(9,176)	(91)
Other assets	253	362
Accounts payable	3,635	169
Accrued expenses and other current liabilities	1,899	1,958
Operating lease liabilities	(168)	(100)
Other long-term liabilities	71	—
Net cash used in operating activities	(53,948)	(23,707)

Cash flows from investing activities:
Purchases of property and equipment	(12,108)	(738)
Net cash used in investing activities	(12,108)	(738)

Cash flows from financing activities:
Proceeds from related party convertible debt and derivative liability	—	15,000
Proceeds from public warrants exercised	6,867	—
Repurchase of unvested shares	(2)	—
Payment of offering costs	(1,306)	—
Net cash provided by financing activities	5,559	15,000
Net decrease in cash, cash equivalents, and restricted cash	(60,497)	(9,445)

Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	702,422	29,507
Cash, cash equivalents, and restricted cash, end of period	641,925	20,062

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	641,925	19,562
Restricted cash at end of period	—	500
Total cash, cash equivalents, and restricted cash at end of period shown in the condensed consolidated statements of cash flows	641,925	20,062

Supplemental non-cash investing and financing activities
Acquisition of property and equipment included in current liabilities	$8,189	—
Offering costs included in accounts payable	$12,001	—
Recognition of operating lease right-of-use asset	$1,171	—
Gain on extinguishment of convertible debt recorded in Additional paid-in capital	—	$8,264
Conversion of private placement warrants to public warrants	$8,252	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, unless otherwise stated) (unaudited)

1. Organization and Business

Canoo Inc. (“Canoo” or the “Company”) is a mobility technology company with a mission to bring EVs to everyone. The Company has developed a breakthrough EV platform that it believes will enable it to rapidly innovate, and bring new products addressing multiple use cases to market faster than its competition and at lower cost.

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

On the Closing Date, and in connection with the closing of the Business Combination, HCAC changed its name to Canoo Inc. and the Company’s common stock began trading on The Nasdaq Global Select Market under the ticker symbol GOEV.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2020 (“Annual Report on Form 10-K”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the Company has made all adjustments necessary to present fairly its condensed consolidated financial statements for the periods presented. Such adjustments are of a normal, recurring nature. The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.

The accompanying unaudited condensed consolidated financial statements include the results of Canoo Inc. and its subsidiaries. The Company’s comprehensive loss is the same as its net loss. All intercompany transactions and balances have been eliminated in the consolidation.

Except for any updates below, no material changes have been made to the Company’s significant accounting policies disclosed in Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Annual Report on Form 10-K.

Retroactive Application of Recapitalization

The Business Combination on December 21, 2020 was accounted for as a recapitalization of equity structure. Pursuant to Generally Accepted Accounting Principles (“GAAP”), the Company retrospectively recasted the weighted-average shares included within its condensed consolidated statements of operations for the three months ended March 31, 2020. Legacy Canoo redeemable convertible preference shares – Angel Series (“Angel Shares”) and Legacy Canoo redeemable convertible preference shares – Seed Series (“Seed Shares”) were converted to Legacy Canoo A series redeemable convertible preference shares and later were exchanged into Legacy Canoo ordinary shares. The basic and diluted weighted-average Legacy Canoo ordinary shares are retroactively converted to shares of the Company’s common stock (Common Shares) to conform to the recasted condensed consolidated statements of stockholders' equity (deficit). The following table summarizes the weighted-average Common Shares, basic and diluted for the three months ended March 31, 2020 after factoring all retroactive application of recapitalization.

			12/21/20				Weighted
		As	Merger	Recapitalized	Days		Average
		Previously	Conversion	Common	Outstanding	% of	Common
Date	Description	Reported	Ratio	Stock	in 2021	weighting	Shares
3 months ended 3/31/2020	Weighted-average shares, basic and diluted	7,190,435	1.24	8,912,076		100%	8,912,076

12/31/2018	Angel Shares			51,316,627	91	100%	51,316,627

3/4/2019	Seed Shares			11,107,496	91	100%	11,107,496

5/6/2019	Seed Shares			11,107,495	91	100%	11,107,495

							82,443,694

COVID-19

Beginning in the first quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains and intermittent supplier delays. The Company has also previously been affected by temporary facility closures, employment and compensation adjustments, and impediments to administrative activities supporting its product research and development.

Ultimately, the Company cannot predict the duration of the COVID-19 pandemic. The Company will continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve its business as appropriate, and the Company will have to project demand and infrastructure requirements globally and deploy its workforce and other resources accordingly.

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

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as required by ASC 820, by level, within the fair value hierarchy as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets
Money Market Funds	$641,925	$641,925	$—	$—

Liability
Contingent earnout shares liability	$49,943	$—	$—	$49,943

	December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Assets
Money Market Funds	$702,422	$702,422	$—	$—

Liability
Contingent earnout shares liability	$133,503	$—	$—	$133,503
Private placement warrants liability	$6,613	$—	$6,613	$—

As described in Note 9, the Company has a contingent obligation to issue 15.0 million shares of the Company’s common stock to certain stockholders and employees (i.e., the Earnout Shares). Upon the occurrence of a bankruptcy or liquidation, any unissued Earnout Shares would be fully issued regardless of whether the share price target has been met.

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

Additionally, as described in Note 11, the private placement warrants that were outstanding were converted to public warrants on March 2, 2021. The private placement warrants are accounted for as a liability and its fair value is determined using Level 2 inputs, since the Company’s public warrants are actively traded and the Company’s private placement warrants have terms and provisions that are identical to those of the public warrants.

Following is a summary of the change in fair value of contingent Earnout Shares liability and private placement warrants liability for the three months ended March 31, 2021 (in thousands).

Earnout Shares Liability

Beginning fair value at December 31, 2020	$133,503
Addition during the period	—
Change in fair value during the period	(83,560)
Ending fair value at March 31, 2021	$49,943

Private Placement Warrants Liability

Beginning fair value at December 31, 2020	$6,613
Change in fair value during the period	1,639
Conversion of private placement warrants to public warrants	(8,252)
Ending fair value at March 31, 2021	$—

3.    Immaterial correction of prior period financial statements

Subsequent to issuance of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, on April 12, 2021, the SEC Division of Corporation of Finance released Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). Upon review and analysis of the Statement, management determined that the Company’s private placement warrants issued in connection with HCAC's IPO on March 5, 2019 do not meet the scope exception from derivative accounting prescribed by ASC 815-40, Contracts in Entity’s Own Equity. Accordingly, the private placement warrants should have been recognized by the Company at fair value as of the Closing Date and classified as a liability, rather than equity in the Company’s previously reported consolidated balance sheet as of December 31, 2020. Thereafter, the change in fair value of the outstanding private placement warrants should have been recognized as a gain (loss) within other (expense) income each reporting period in the Company’s consolidated statement of operations. The fair value of the private placement warrants as of the Closing Date on December 21, 2020 and December 31, 2020 amounted to $9.7 million and $6.6 million, respectively. The change in fair value from the Closing Date through December 31, 2020 amounted to a gain of $3.1 million.

The impact of the misstatement as of December 31, 2020 resulted in an understatement of the private placement warrants liability of $6.6 million, and an overstatement of accumulated deficit and additional paid-in capital of $3.1 million and $9.7 million, respectively.

Accordingly, management is correcting the relevant financial statements and related footnotes as of December 31, 2020 within these condensed consolidated financial statements. Management has evaluated the materiality of these misstatements based on an analysis of quantitative and qualitative factors and concluded they were not material to the prior period financial statements, individually or in aggregate.

The following tables reflect the impact of the immaterial correction on the Company’s previously reported consolidated balance sheet as of December 31, 2020 (in thousands):

	As of December 31, 2020
	As Previously	Warrants
	Reported	adjustments	As Corrected
Consolidated Balance Sheet
Private placement warrants liability	—	6,613	6,613
Total liabilities	181,615	6,613	188,228

Stockholders' equity (deficit)
Additional paid in capital	920,324	(9,745)	910,579
Accumulated deficit	(348,493)	3,132	(345,361)
Total stockholders' equity (deficit)	571,855	(6,613)	565,242

4. Recent Accounting Pronouncements

Changes to generally accepted accounting principles in the United States (GAAP) are established by the Financial Accounting Standards Board (“FASB”), in the form of Accounting Standards Updates (“ASUs”), to the FASB’s Accounting Standards Codification.

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial position and results of operations.

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

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Machinery and equipment	$12,524	$15,292
Computer hardware	3,325	2,464
Computer software	5,267	5,159
Vehicles	114	63
Furniture and fixtures	614	519
Leasehold improvements	14,892	14,559
Construction-in-progress	22,908	5,283
	59,644	43,339
Less: Accumulated depreciation	(15,037)	(12,913)
Property and equipment, net	$44,607	$30,426

Construction-in-progress is primarily comprised of tooling necessary in the production of the Company’s vehicles. Completed tooling assets will be transferred to their respective asset classes and depreciation will begin when an asset is ready for its intended use. As of March 31, 2021, manufacturing has not begun and therefore no depreciation on tooling has been recognized to date.

Depreciation expense for property and equipment was $2.1 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued property and equipment purchases	$7,466	$3,992
Accrued research and development purchases	3,835	2,420
Accrued professional fees	4,117	1,386
Other accrued expenses	3,227	2,827
Total accrued expenses	$18,645	$10,625

7. Commitments and Contingencies

Lease Commitments

Refer to Note 8 for information regarding operating lease commitments.

Legal Proceedings

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief.

On April 2, 2021 and April 9, 2021, the Company was named as a defendant in putative class action complaints filed in California on behalf of individuals who purchased or acquired shares of the Company’s stock during a specified period. Through the complaint, plaintiffs are seeking, among things, compensatory damages. However, the final determinations of liability will only be made following comprehensive investigations and litigation processes.

In addition, on April 29, 2021, the SEC’s Division of Enforcement advised that it has opened an investigation related to, among other things, HCAC’s initial public offering and merger with the Company, the Company’s operations, business model, revenues, revenue strategy, customer agreements, earnings and other related topics, along with the recent departures of certain of the Company’s officers. The SEC has informed the Company that its current investigation is a fact-finding inquiry. The SEC has also informed the Company that the investigation does not mean that it has concluded that anyone has violated the law, and does not mean that it has a negative opinion of any person, entity or security. We intend to provide the requested information and cooperate fully with the SEC investigation.

At this time, the Company does not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, including the matters referenced above, to be material to the Company’s business or likely to result in a material adverse effect on its future operating results, financial condition or cash flows should such proceedings be resolved unfavorably.

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

8. Related Party Transactions

On February 28, 2018, Legacy Canoo, via a wholly owned subsidiary, entered into a lease for an office facility in Torrance, California (“Torrance lease”) with an entity controlled by certain investors of Legacy Canoo, which was assigned to another entity controlled by certain investors of Legacy Canoo, on April 30, 2018. The original lease term is 15 years and commenced on April 30, 2018. In Q1 2021, the Company entered into a separate lease for an office facility in Justin, Texas (“Justin lease”) with an entity controlled by the Executive Chaiman (as of April 22, 2021, Executive Chairman and Chief Executive Officer) of the Company. The original lease term is 5 years 3 months, commencing on January 1, 2021. The Torrance and Justin leases (“collectively referred to herein as the “leases”) contain a 3% per annum escalation clause.

The Torrance and Justin leases contain the option to extend the terms of the leases for two additional 60-month periods and one additional 60-month period, respectively, commencing when the prior term expires. At lease inception, it was not reasonably certain we would exercise any of the options to extend the term of the leases. There were no changes to that assessment as of March 31, 2021.

The Company has determined that the leases do not effectively transfer control of the underlying facilities to the Company based on the lease terms and, accordingly, the Company has classified the leases as operating leases. As such, the rent and property taxes are expensed on a straight-line basis in the condensed consolidated statements of operations.

Related party lease expense related to these operating leases was $0.5 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

The weighted average remaining lease term at March 31, 2021 and December 31, 2020 was 11.5 years and 12.3 years, respectively.

Maturities of the Company’s operating lease liabilities at March 31, 2021 were as follows (in thousands):

Operating
Lease
2021 (excluding the three months ended March 31, 2021)	$1,335
2022	1,823
2023	1,878
2024	1,934
2025	1,992
Thereafter	14,167
Total lease payments	23,129
Less: imputed interest(1)	8,364
Present value of operating lease liabilities	14,765
Current portion of operating lease liabilities	645
Operating lease liabilities, net of current portion	$14,120
(1)	Calculated using the incremental borrowing rate

On November 25, 2020, Legacy Canoo entered into an agreement, which remains in effect, with Tony Aquila, Executive Chairman of Legacy Canoo (currently, Executive Chairman and Chief Executive Officer of the Company) to reimburse Mr. Aquila for certain air travel expenses based on certain agreed upon criteria (“aircraft reimbursement”). The total aircraft reimbursement to Mr. Aquila for the use of an aircraft owned by Aquila Family Ventures, LLC (“AFV”), an entity controlled by Mr. Aquila, for the purposes related to the business of the Company for the three months ended March 31, 2021 was $561,000.

9. Contingent Earnout Shares Liability

As part of the Business Combination, certain stockholders and employees are entitled to additional consideration in the form of Earnout Shares of the Company’s common stock to be issued when the Company’s common stock’s price achieved certain market share price milestones within specified periods following the Business Combination on December 21, 2020. The Earnout Shares do not have employment requirement and shall be issued in tranches based on the following conditions:

1.	If the closing share price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within any consecutive 30-trading day period prior to the two-year anniversary of the Closing Date (“$18 Milestone”), then the Company shall issue an aggregate of 5.0 million shares of common stock to holders with the contingent right to receive Earnout Shares. These shares may instead be issued in the event of a Change of Control prior to the two-year anniversary of the Closing Date if the per share consideration in such transaction is at least $18.
2.	If the closing share price of the Company’s common stock equals or exceeds $25.00 per share for any 20 trading days within any consecutive 30-trading day period prior to the four-year anniversary of the Closing Date (“$25 Milestone”), then the Company shall issue an aggregate of 5.0 million shares of common stock to holders with the contingent right to receive Earnout Shares. These shares may instead be issued in the event of a Change of Control prior to the four-year anniversary of the Closing Date if the per share consideration in such transaction is at least $25.
3.	If the closing share price of the Company’s common stock equals or exceeds $30.00 per share for any 20 trading days within any consecutive 30-trading day period prior to the five-year anniversary of the Business Combination Closing Date (“$30 Milestone”), then the Company shall issue an aggregate of 5.0 million shares of common stock to holders with the contingent right to receive Earnout Shares. These shares may instead be issued in the event of a Change of Control prior to the five-year anniversary of the Closing Date if the per share consideration in such transaction is at least $30.

Pursuant to the guidance under ASC 815, Derivatives and Hedging, the right to Earnout Shares was classified as a Level 3 fair value measurement liability, and the increase or decrease in the fair value during the reporting period is recognized as other expense or other income in the condensed consolidated statement of operations accordingly. The fair value of the Earnout Shares liability was estimated using the Monte Carlo simulation of the stock prices based on historical and implied market volatility of a peer group of public companies.

As of December 21, 2020, the initial fair value of the Earnout Shares liability was recognized at $248.9 million with a corresponding reduction from the additional paid-in capital in stockholders’ (deficit) equity. As of March 31, 2021 and December 31, 2020, the fair value of the Earnout Shares liability was estimated to be $49.9 million and $133.5 million, respectively. The Company recognized a gain on the fair value change in Earnout Shares liability of $83.6 million as other income in its condensed consolidated statement of operations for the three months ended March 31, 2021.

10. Stock-based Compensation

At the Business Combination on December 21, 2020, the Legacy Canoo 2018 Equity Plan was converted to the Company’s 2018 Equity Plan with the Legacy Canoo ordinary shares authorized for issuance pursuant to previously issued awards converted at the Exchange Ratio of 1.239434862 to the Company’s common stock and the exercise price per share option and purchase price per restricted shares decreased proportionately by the same conversion ratio. See additional discussion on the retroactive application of recapitalization in Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Annual Report on Form 10-K.

Stock Options

All employees are eligible to be granted options to purchase shares of the Company’s common stock under the Company’s equity plans. All options granted will expire ten years from their date of issuance. Stock options granted generally vest 25% on the one-year anniversary of the date when vesting starts with the remaining balance vesting equally on a monthly basis over the subsequent three years. New shares are issued from authorized shares of common stock upon the exercise of stock options.

Under the Legacy Canoo 2018 Equity Plan, employees may exercise stock options prior to vesting. The Company has the right to repurchase any unvested (but issued) shares upon termination of service of an employee at the original exercise price. The consideration received for the early exercise of an option is considered to be a deposit and the related amount is recorded as a liability.

Restricted stock awards (“RSAs”)

The Company’s RSAs consist of restricted shares and restricted stock units. From November 4, 2018 to May 6, 2019, the Legacy Canoo sold restricted shares to the founders, which include certain investors, for a converted purchase price of $0.008 per share (the “Founder Restricted Shares”), with the following vesting conditions: 12.5% vest when the Legacy Canoo achieves $100 million in cumulative funding from inception (which condition was satisfied December 18, 2018, accordingly this portion of the 2019 awards was vested upon issuance); 37.5% vest ratably over a period of thirty-six months from December 18, 2018; and 50% vest on the date the Company starts commercial production of its first vehicle (“SOP”), which the Company determined was not probable of being met as of December 31, 2020.

On December 18, 2020, Legacy Canoo approved an amendment to change the SOP vesting goal of all eligible Founder Restricted Shares held by internal executives to time-based vesting with a merger trigger, which was satisfied on December 21, 2020. The investor-held Founder Restricted Shares’ SOP vesting goal was not amended. The amended time-based vesting of the SOP portion has a cliff vesting of 25% on March 18, 2020 with the remaining shares vesting over 36 months thereafter. The amendment was accounted for as a grant modification in December 2020.

The Company has an irrevocable, exclusive option to repurchase all or any portion of the unvested Founder Restricted Shares at the converted original per share purchase price for the shares upon termination or the cessation of services provided by the stockholder.

Each RSU represents a contingent right to receive one share of the Company’s common stock. During the three-months ended March 31, 2021, 2,108,985 RSUs were granted, of which 998,994 vest immediately and the remaining 1,109,991 were subject to time-based vesting.

The following table summarizes the Company’s stock-based compensation expense by line item for the three-months ended periods presented in the condensed consolidated statements of operations (in millions):

	March 31,	March 31,
	2021	2020
Research and development	$7.1	$0.2
Selling, general and administrative	38.0	0.2
Total	$45.1	$0.4

The Company’s total unrecognized compensation cost as of March 31, 2021 was $73.4 million.

11. Warrants

As of March 31, 2021, the Company had 23,757,681 public warrants outstanding. Each public warrant entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment, at any time commencing 30 days after the completion of the Business Combination. The public warrants will expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.

The Company may call the public warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days prior written notice of redemption; and
●	if, and only if, the last reported closing price of the Common shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which Canoo sends the notice of redemption to the warrant holders.

If the Company calls the public warrants for redemption, management will have the option to require all holders that wish to exercise the public warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price.

On March 2, 2021, all of the private placement warrants were converted to public warrants. As noted in Note 3, the private placement warrants were accounted for as a liability until the private placement warrants were converted to public warrants.  Additionally, during the quarter ended March 31, 2021, 597,114 public warrants were exercised for total proceeds of $6.9 million.

12. Net Loss per Share

The condensed consolidated statements of operations include the basic and diluted net loss per share.

The following table presents the potential shares that were excluded from the computation of diluted net loss per share, because their effect was anti-dilutive as follows (in thousands):

	March 31,
	2021	2020
Early exercise of unvested stock options	4,631	7,640
Options to purchase common stock	197	1,107
Restricted common stock shares	6,765	16,106
Restricted stock units	7,184	—

13. Income Taxes

As the Company has not generated any taxable income since inception, the cumulative deferred tax assets remain fully offset by a valuation allowance, and no benefit from federal or state income taxes has been included in the condensed consolidated financial statements.

14. Subsequent Events

As of May 14, 2021, the Company repaid its Paycheck Protection Program promissory note (the “PPP Loan”) in the amount of $6.9 million in full.

The Company has analyzed its operations subsequent to March 31, 2021 through the date these financial statements were issued, including the information disclosed in Note 7, and has determined that outside of the PPP Loan repayment, it does not have any additional material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read in conjunction with our condensed consolidated interim financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q. The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Annual Report on Form 10-K”), Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q  and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

We are a mobility technology company with a mission to bring EV’s to everyone. We have developed a technology platform, referred to as the Multi-Purpose Platform or platform, built to be highly modular and to enable us to rapidly innovate, and bring new products addressing multiple use cases to market faster than our competition and at lower cost. Our vehicle architecture and design philosophy is aimed at driving productivity and returning capital to our customers. Our software and technology capabilities packaged around a modular, customizable product are expected to fundamentally alter the value proposition across a vehicle’s life.

Our Multi-Purpose Platform is a self-contained, fully-functional rolling chassis that directly houses all of the most critical components for operation of an EV. These include our in-house designed proprietary performance electric drivetrain, our battery systems, our advanced vehicle control electronics and software and other critical components, which all have been optimized for functional integration. Both our (1) true steer-by-wire system, believed to be the first such system applied to a production-intent vehicle, and (2) our flat composite leaf-spring suspension system are core components of our platforms’ unique functionality, enabling the development of a broad range of vehicle types and use cases due to the chassis’ flat profile and fully-variable steering positions. All of our announced vehicles will share the same core platform architecture paired with different cabins, or top hats, to create a range of uniquely customized and use case optimized purpose-built mobility solutions targeting multiple segments of the rapidly expanding EV marketplace.

Our initial near-term vehicle lineup currently includes our Lifestyle Vehicle which is expected to launch in 2022 with multiple use case variants and trim levels, our first Multi-Purpose Delivery Vehicle, the MPDV1, which will have a targeted limited production availability in 2022 and estimated serial production launch in 2023, and our Pickup with anticipated availability beginning as early as 2023. This vehicle lineup offers us the unique ability to meet the demands in multiple target markets for the benefit of a wide array of potential customers. With our proprietary flat platform architecture, our vehicles will be able to offer class-leading cargo and passenger volume on a small footprint. In addition, each vehicle has been developed to be modular and customizable in order to drive productivity and improve return on capital for our customers.

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

After having completed over 500,000 testing miles, the team has now moved into Gamma development on the Lifestyle Vehicle, putting us one step closer to bringing our first product to market in 2022. With the addition of our Chief Executive Officer and Executive Chairman and consistent with a focus on continuing to develop proprietary technology, our recently formed Rapid Innovation team has also accelerated the research and development of several prototype configurations, and we will continue to seek out new use cases and applications currently not addressed by any of our peers or other market participants.

Most recently: In May 2021, we officially launched preorders on both the Pickup and the Lifestyle Vehicle. Similar to the MPDV preorder program, first launched in December 2020, these are refundable reservations requiring a small deposit.

In addition, we also recently announced that Canoo has partnered with the University of Wisconsin to collaborate towards the development of a Canoo Research Center at the University of Wisconsin-Madison. The center will advance research in electric propulsion technologies with a goal of increasing EV utility while reducing burdens on finite natural resources. The partnership intends to create a leading pipeline for propulsion technology and off-grid operations, as well as for talent in these areas. We are currently targeting to launch our partnership with the opening of universities post-COVID 19.

Comparability of Financial Information

Our results of operations and statements of assets and liabilities may not be comparable to historical results as a result of the Business Combination, which was completed late in the fourth quarter of 2020.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below.

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

As the COVID-19 pandemic continues to evolve, the ultimate extent of the impact on our business, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the pandemic, the pandemic’s impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic.

Over the last year, the COVID-19 pandemic resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures have adversely impacted our employees ability to collaborate in a discipline that requires a high degree of collaborative work. Our operations have had to change and adapt to meet these new demands. The operations of our suppliers, vendors and business partners have been impacted and our sales and marketing activities for our vehicles and other services were made increasingly difficult as a result of the COVID-19 pandemic. Various aspects of our business cannot be conducted remotely, including the testing and manufacturing of our EVs. Further, as a growing company, the ability for us to hire, onboard and train new employees has been impacted and has required us to evaluate areas of our business that will not result in the best use of our human capital for long-term growth. The spread of COVID-19 has also caused us and many of our contractors and service providers to modify our business practices (including employee travel, recommending that all non-essential personnel work from home and cancellation or reduction of physical participation in testing activities, meetings, events and conferences), and collectively with our contractors and service providers, we have been and may further be required to take actions as required by government authorities or that we determine are in the best interests of our employees, customers, suppliers, vendors and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

We are hopeful that in the coming months, with the expansion of vaccination efforts in the United States and elsewhere, and with this an anticipated loosening of certain governmental restrictions, businesses will be able to resume more normal operations as 2021 progresses. However, while the pandemic continues, if significant portions of our workforce or contractors and service providers are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted. These factors related to COVID-19 are beyond our knowledge and control and, as a result, at this time, we are unable to predict the ultimate impact, both in terms of severity and duration, that the COVID-19 pandemic will have on our business, operating results, cash flows and financial condition, but it could be material if the current circumstances continue to exist for a prolonged period of time. Although we have made our best estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. Accordingly, it is reasonably possible that the estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, and if so, we may be subject to future impairment losses related to long-lived assets as well as changes to valuations.

Key Components of Statements of Operations

Basis of Presentation

Currently, we conduct business through one operating segment. We are an early stage-growth company with no commercial operations, and our activities to date have been limited and are conducted in the United States. For more information about our basis of presentation, refer to Note 2 of the notes to our accompanying financial statements for the three months ended March 31, 2021 and 2020.

Research and Development Expenses, excluding Depreciation

Research and development expenses, excluding depreciation consist of salaries, employee benefits and expenses for design and engineering personnel, stock-based compensation, as well as materials and supplies used in research and development activities. In addition, research and development expenses include fees for consulting and engineering services from third party vendors. We allocate a portion of overhead costs which includes lease expense, utilities and worker’s compensation premiums to the research and development department expense based on headcount.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended
	March 31,		$	%
(in thousands)	2021	2020	Change	Change
Revenue	$—	$—	$—	NM
Costs and operating expenses
Cost of revenue, excluding depreciation	—	—	—	NM
Research and development expenses, excluding depreciation	39,319	19,293	20,026	103.8%
Selling, general and administrative expenses, excluding depreciation	55,627	4,081	51,546	NM
Depreciation	2,124	1,685	439	26.1%
Total costs and operating expenses	97,070	25,059	72,011	287.4%
Loss from operations	(97,070)	(25,059)	(72,011)	287.4%
Interest income (expense)	11	(5,825)	5,836	(100.2)%
Gain on fair value change in contingent earnout shares liability	83,560	—	83,560	NM
Gain (loss) on fair value change in private placement warrants liability	(1,639)	—	(1,639)	NM
Other expense, net	(89)	(6)	(83)	NM
Loss before income taxes	(15,227)	(30,890)	15,663	(50.7)%
(Provision for) income taxes	—	—	—	NM
Net loss and comprehensive loss	$(15,227)	$(30,890)	$15,663	(50.7)%

Percentage changes greater than +/- 1000% are considered not meaningful and are presented as “N/M.”

Research and Development Expenses, excluding Depreciation

Research and development expenses increased by $20.0 million, or 103.8%, to $39.3 million in the three months ended March 31, 2021, compared to $19.3 million in the three months ended March 31, 2020. The increase was primarily due to increases in research and development costs of $8.1 million, stock-based compensation expense of $6.9 million, and salary and related benefits expense of $3.6 million, respectively. The increase in research and development costs primarily relates to our expenditures for the gamma stage engineering design and development costs during the three months ended March 31, 2021.

The increase in stock-based compensation expenses of $6.9 million was primarily driven by the continued recognition of stock compensation expense during three months ended March 31, 2021, resulting from the modification of certain performance restricted stock awards to become time-based vesting with a merger trigger, which was satisfied on December 21, 2020. See further discussion on the restricted stock awards in Note 10 of the notes to our accompanying financial statements.

Salary and related benefits expenses increased $3.6 million, from $11.4 million during the three months ended March 31, 2020 to $15.0 million during the three months ended March 31, 2021, due primarily to our continuing investment in personnel and contract employees to drive and reach our research and development goals.

We expect to see an overall increase in research and development expenses to support our initiatives related to the Lifestyle Vehicle, Multi-Purpose Delivery Vehicles, and Pickup expected to launch as early as 2022 and 2023, respectively.

Selling, General and Administrative Expenses, excluding Depreciation

Selling, general and administrative expenses increased by $51.5 million, to $55.6 million in the three months ended March 31, 2021, compared to $4.1 million in the three months ended March 31, 2020. The increase was primarily due to increases of $37.8 million in stock-based compensation expenses, $5.9 million in professional fees, $3.0 million in occupancy costs and $1.7 million in salary and related benefits. Other factors affecting selling, general and administrative expenses were individually immaterial.

The increase in stock-based compensation expenses of $37.8 million was primarily driven by certain restricted stock awards in the amount of $27.9 million that were granted, some of which immediately vested during the quarter ended March 31, 2021. Out of the remaining $9.9 million increase, $7.5 million was primarily driven by the continued recognition of stock compensation expense during three months ended March 31, 2021, resulting from the modification of certain performance restricted stock awards to become time-based vesting with a merger trigger, which was satisfied on December 21, 2020. See further discussion on the restricted stock awards in Note 10 of the notes to our accompanying financial statements. Other factors affecting stock-based compensation expenses were individually immaterial.

Professional fees increased by $5.9 million to $6.3 million in the three months ended March 31, 2021, compared to $0.4 million in the three months ended March 31, 2020. The increase was primarily due to activities related to our business development, legal fees and miscellaneous support activities.

Salary and related benefits expenses increased $1.7 million to $4.7 million in the three months ended March 31, 2021, compared to $3.0 million in the prior year, due primarily to increase in headcount.

We expect to see an overall increase in selling, general and administrative expenses to support our initiatives related to the Lifestyle Vehicle, Multi-Purpose Delivery Vehicles, and Pickup expected to launch as early as 2022 and 2023, respectively.

Interest Expense

Interest expense decreased by $5.8 million in the three months ended March 31, 2020. The decrease was primarily due to interest expense on related party convertible notes and the amortization of debt discount during three months ended March 31, 2020.  The related party convertible notes were repaid during Business Combination.

Gain on Fair Value Change in Contingent Earnout Shares Liability

We recognized a non-cash gain on fair value change in contingent Earnout Shares liability of $83.6 million in the three months ended March 31, 2021, which was a result of the periodic remeasurement of the fair value of our contingent Earnout Shares liability. See further discussion on the contingent Earnout Shares liability in Note 9 of the notes to our accompanying financial statements.

Loss on Fair Value Change of Private Placement Warrants Liability

We recognized a non-cash loss on fair value change of private placement warrants liability of $1.6 million in the three months ended March 31, 2021, which was a result of the periodic remeasurement of the fair value of our private placement warrants liability. See further discussion on the private placement warrants liability in Note 11 of the notes to our accompanying financial statements.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Net loss	$(15,227)	$(30,890)
Interest (income) expense	(11)	5,825
Provision for income taxes	—	—
Depreciation	2,124	1,685
EBITDA	(13,114)	(23,380)
Adjustments:
Gain on fair value change in contingent earnout shares liability	(83,560)	—
Loss on fair value change in private placement warrants liability	1,639	—
Other expense, net	89	6
Stock-based compensation	45,146	389
Adjusted EBITDA	$(49,800)	$(22,985)

Liquidity and Capital Resources

As of March 31, 2021, our principal source of liquidity was our cash balance in the amount of $641.9 million, which was primarily invested in money market funds that consist of liquid debt securities issued by the U.S. government.

As an early stage growth company in the pre-commercialization stage of development, the net losses and comprehensive losses we have incurred since inception are consistent with our strategy and budget. We will continue to incur net losses and comprehensive losses in accordance with our operating plan as we continue to expand our research and development activities to complete the development of our skateboard platform and EVs, establish our go-to-market model and scale our operations to meet anticipated demand. We expect that both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:

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

As an early stage growth company adjusting to the long-term implications of the COVID-19 pandemic, our ability to access capital is critical. Management plans to raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing.  Additional stock financing may not be available on favorable terms and could be dilutive to current stockholders. Debt financing and other non-dilutive financing, if available, may involve restrictive covenants and dilutive financing instruments.  Our ability to access capital when needed is not assured and, if capital is not available to us when, and in the amounts needed, we could be required to delay, scale back, or abandon some or all of its development programs and other operations, which could materially harm our business, financial condition and results of operations.

The accompanying condensed consolidated financial statements have been prepared by management assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of the date of this report, our existing cash resources are sufficient to support planned operations for the next 12 months. As a result, management believes that our existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	For the Three Months Ended
	March 31,
Consolidated Cash Flow Statements Data:	2021	2020
Net cash used in operating activities	$(53,948)	$(23,707)
Net cash used in investing activities	(12,108)	(738)
Net cash provided by financing activities	5,559	15,000

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

Net cash used in operating activities was $53.9 million for the three months ended March 31, 2021. Our cash outflow from operating activities primarily consist of payments related to our research & development and selling, general and administration expenses. The total expenditure as it relates to research & development excluding depreciation was $39.3 million during the three months ended March 31, 2021, of which $7.1 million related to stock-compensation expenses during the year. We also incurred selling, general and administration expenses of $55.6 million for the three months ended March 31, 2021, of which $38.0 million related to stock-compensation expenses during the three months ended March 31, 2021. The expenses include salaries and benefits paid to employees as primarily all salaries and benefits are paid in cash during the three months ended March 31, 2021.

Net cash used in operating activities was $23.7 million for the three months ended March 31, 2020. Our cash outflow from operating activities primarily consist of payments related to our research & development and selling, general and administration expenses. The total expenditure as it relates to research & development excluding depreciation was $19.3 million during the three months ended March 31, 2020, of which $0.2 million related to stock-compensation expenses during the three months ended March 31, 2020. We also incurred selling, general and administration expenses of $4.1 million for the three months ended March 31, 2020, of which $0.2 million related to stock-compensation expenses during the period. Primarily all of research and development and selling, general and administrative expenses were paid in cash.  The expenses include salaries and benefits paid to employees as primarily all salaries and benefits are paid in cash during the three months ended March 31, 2020.

Cash Flows from Investing Activities

We continue to experience negative cash flows from investing activities as we expand our business and continue to build our infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth.

Net cash used in investing activities was approximately $12.1 million for the three months ended March 31, 2021, which primarily consisted of purchases of machinery and equipment as well as computer hardware and software.

Net cash used in investing activities was $0.7 million for the three months ended March 31, 2020, which primarily consisted of purchases of machinery and equipment, computer hardware and software and leasehold improvements.

Cash Flows from Financing Activities

Net cash provided by financing activities was $5.6 million for the three months ended March 31, 2021, which was primarily due to proceeds of $6.9 million resulting from the exercise by certain public warrant holders, offset by the payment of certain offering costs of $1.3 million.

Net cash provided by financing activities was $15.0 million for the three months ended March 31, 2020, which was primarily due to the proceeds from related party convertible debt and derivative liability.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies” included in the Annual Report on Form 10-K, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Because there are inherent limitations in all control systems, a control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, as of the end of the period covered by this Quarterly Report on Form 10-Q, as a result of the ongoing remediation associated with the material weaknesses both discussed below and identified in our Annual Report on Form 10-K.

We previously concluded that we had remediated a material weakness related to lack of formal policies, processes and controls to analyze, account for and disclose complex transactions; however, as a result of the immaterial restatement in the quarter ended March 31, 2021 related to the accounting for our private placement warrants, we have reconsidered that conclusion and determined that material weakness has not yet been fully remediated as of March 31, 2021. The Company continues to act on the remediation plan described under Part II, Item 9A, “Disclosure Controls and Procedures,” of our Annual Report on Form 10-K. For a more comprehensive discussion of the material weaknesses in our internal control over financial reporting previously identified by management as of December 31, 2020 and the remedial measures undertaken to address these material weaknesses, refer to Part II, Item 9A, “Disclosure Controls and Procedures,” of our Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the continued implementation of the remediation measures referenced above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a description of any material pending legal proceedings, please see Note 7, Commitments and Contingencies, of the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Except as stated below, there have been no material changes to our risk factors as previously disclosed our Annual Report on Form 10-K for the year ended December 31, 2020. Any of the risk factors included in the Annual Report on Form 10-K or enumerated below could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We previously identified material weaknesses in our internal control over financial reporting. If we are unable to remediate the remaining material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

In connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2019, we had previously identified material weaknesses in our internal control over financial reporting. These material weaknesses resulted in audit adjustments, which were recorded prior to the issuance of our consolidated financial statements as of and for the year ended December 31, 2019.

Additionally, in May 2021, material weaknesses also resulted in an immaterial correction of our consolidated financial statements as of and for the year ended December 31, 2020.  While the classification of private placement warrants with provisions like those of ours as equity was broadly accepted industry practice, our management did not identify the error in this accounting practice until the SEC’s issuance of their statement calling out this treatment and management's consideration thereof.

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

Although we began efforts to remediate the issues resulting from the lack of design and maintenance of controls upon identification, all the material weaknesses that existed for the year ended December 31, 2019 continued to exist for the year ended December 31, 2020 and through the date of this report.

To remediate our material weaknesses, we are continuing to implement our remediation plan. Those remediation measures are ongoing and include the following:

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

While we believe these efforts will remediate the material weaknesses, we may not be able to complete our evaluation, testing or any required remediation in a timely fashion, or at all. We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the SEC could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

We face risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries.

We are, and may in the future become, subject to various litigation, other claims, suits, regulatory actions and government investigations and inquiries. See the description of certain current legal proceedings described under Note 7, Commitments and Contingencies, of the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In addition, from time to time, we may be involved in other legal proceedings arising in the ordinary course of business, including those relating to employment matters, relationships with collaboration partners, intellectual property disputes, and other business matters. Any such claims or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on our business or result of operations.

The results of the current legal proceedings and any future legal proceedings cannot be predicted with certainty and adverse judgments or settlements in some or all of these legal proceedings may result in materially adverse monetary damages or injunctive relief against us. Any such payments or settlement arrangements in current or future litigation, could have a material adverse effect on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, current or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock. In addition, such legal proceedings may make it more difficult to finance our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below provides information with respect to recent repurchases of unvested shares of our common stock:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of		part of Publicly	Yet Be Purchased
	Shares Purchased	Average Price	Announced Plans or	Under the Plans or
Period	(1)	Paid per Share	Programs	Programs
January 1 – January 31, 2021	63,454	$0.02	—	—
February 1 – February 28, 2021	14,615	$0.01	—	—
March 1 – March 31, 2021	39,582	$0.01	—	—
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Corrected Financial Information

The following tables showing the correction of prior period amounts should be read in conjunction with Note 3 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q. This correction affected our consolidated balance sheet, consolidated statement of operations, consolidated statement of redeemable convertible preference shares and stockholders’ (deficit) equity and consolidated statement of cash flows for year ended December 31, 2020.

This correction was not material to any of our previously issued financial statements. The following tables show the affected line items within the consolidated financial statements (in thousands):

	As of December 31, 2020
	As Previously	Warrants
	Reported	adjustments	As Restated
Consolidated Balance Sheet
Private placement warrants liability	—	6,613	6,613
Total liabilities	181,615	6,613	188,228

Stockholders' equity (deficit)
Additional paid in capital	920,324	(9,745)	910,579
Accumulated deficit	(348,493)	3,132	(345,361)
Total stockholders' equity (deficit)	571,855	(6,613)	565,242

	For the year ended December 31, 2020
	As Previously	Warrants
	Reported	adjustments	As Corrected
Consolidated Statement of Operations
Other (expense) income
Gain (loss) on fair value change in private placement warrants liability	—	3,132	3,132
Loss before income taxes	(89,816)	3,132	(86,684)
Net loss and comprehensive loss	(89,818)	3,132	(86,686)
Net loss per share, basic and diluted	(0.81)	0.03	(0.78)

Other than changes made to reflect the impact of the recognition of the fair value of the private placement warrants liability at the Closing Date to additional paid-in capital and the subsequent remeasurement of the fair value of the warrant liability at December 31, 2020 to accumulated deficit, there have been no changes to the Consolidated Statement of Redeemable Convertible Preference Shares and Stockholders’ (Deficit) Equity (in thousands).

	For the year ended December 31, 2020
	As Previously	Warrants
	Reported	adjustments	As Corrected
Consolidated Statement of Redeemable Convertible Preference Shares and Stockholders' (Deficit) Equity
Additional paid-in Capital	920,324	(9,745)	910,579
Accumulated Deficit	(348,493)	3,132	(345,361)
Net loss and comprehensive loss	(89,818)	3,132	(86,686)
Total stockholders' (deficit) equity	571,855	(6,613)	565,242

	For the year ended December 31, 2020
	As Previously	Warrants
Consolidated Statement of Cash Flows	Reported	adjustments	As Corrected
Cash flows from operating activities
Net loss	(89,818)	3,132	(86,686)
Gain on fair value change in private placement warrants liability	—	(3,132)	(3,132)
Supplemental non-cash investing and financing activities
Recognition of private placement warrants liability	—	9,745	9,745

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (Item 5.02)

Pursuant to the terms of Tony Aquila’s Executive Chairman Agreement, which we originally disclosed in our prospectus/proxy statement filed with the SEC on December 4, 2020, Mr. Aquila is entitled to certain (a) “private company” awards of restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”), which were previously granted to Mr. Aquila by Legacy Canoo, and (b) “public company” awards of RSUs and PSUs, which were to be granted by us following the closing of the Business Combination, subject to the approval of our Board of Directors, and in each case in connection with Mr. Aquila’s services as Executive Chairman.  On May 14, 2021, the Board of Directors, upon the recommendation of the Compensation Committee, granted awards of RSUs and PSUs to Mr. Aquila in satisfaction of the requirement to grant the “public company” RSU and PSU awards described in Mr. Aquila’s Executive Chairman Agreement. The “public company” RSUs and PSUs awards, described further below, are generally subject to the same vesting conditions as previously disclosed, except with respect to the performance conditions applicable to the PSUs.

The “public company” RSU award is comprised of 500,000 RSUs, which will vest ratably on the first through third anniversaries of December 21, 2020, subject to Mr. Aquila’s continued service with the Company through the applicable vesting date. The “public company” PSU award is comprised of 500,000 target PSUs, which will vest based on the Company’s achievement of specified operational and stock price milestones over a three-year performance period, subject to Mr. Aquila’s continued service with the Company through the applicable vesting dates. Up to an additional 200,000 PSUs will vest based on maximum achievement of the stock price milestones, and an additional 1,303,828 PSUs will vest if a performance accelerator goal is achieved, which goal is also based on the Company’s stock price achievement. Of the 1,303,828 PSUs subject to the performance accelerator, 1,003,828 are granted to compensate Mr. Aquila for PSUs that were not granted under the “private company” PSU award described in Mr. Aquila’s Executive Chairman Agreement. The PSUs will be forfeited if the time- and performance-vesting conditions are not satisfied on or before the third anniversary of the grant date, subject to specified qualifying termination and change of control protections. The awards granted to Mr. Aquila and described above are in respect of his role as Executive Chairman and are in addition to the awards previously granted to Mr. Aquila in connection with his appointment as our Chief Executive Officer, previously disclosed in the Current Report on Form 8-K filed by us with the SEC on April 22, 2021.

The foregoing description of the RSU and PSU awards is qualified in its entirety by the text of the corresponding award agreements, copies of which are attached to this Quarterly Report on Form 10-Q as Exhibits 10.1 and 10.2 and incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description
3.1

Second Amended and Restated Certificate of Incorporation of the Company, dated December 21, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on December 22, 2020).

3.2	Amended and Restated Bylaws of the Company, dated December 21, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed with the SEC on December 22, 2020).
10.1#*	Executive Chairman RSU Award Agreement (Public Company RSUs) between the Company and Anthony Aquila, dated May 14, 2021.
10.2#*	Executive Chairman PSU Award Agreement (Public Company PSUs) between the Company and Anthony Aquila, dated May 14, 2021.
10.3#*	Separation Agreement and Release between Canoo Technologies Inc. and Paul Balciunas, dated May 2, 2021.
10.4#*	Service Agreement between Canoo Technologies Inc. and Paul Balciunas, dated April 2, 2021.
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

#     Indicates management contract or compensatory plan or arrangement.

*     Filed herewith.

**   The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 17, 2021

CANOO INC.

	By:	/s/ Tony Aquila
	Name:	Tony Aquila
	Title:	Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Renato Giger
	Name:	Renato Giger
	Title:	Senior Vice President, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)