Form 10-Q
period 2021-06-30
Canoo Inc.
filed 2021-08-16
CIK 1750153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 6, 2021, there were 237,491,189 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	our ability to recognize the anticipated benefits of the business combination and proceeds from the concurrent private placement, which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;
●	our financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder;
●	changes in our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects and plans;
●	our product development timeline and expected start of production;
●	our manufacturing strategy, including with respect to a contract manufacturing partner and owned facilities;
●	the implementation, market acceptance and success of our business model;
●	our ability to scale in a cost-effective manner;
●	developments and projections relating to our competitors and industry;
●	the impact of health epidemics or pandemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;
●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
●	our future capital requirements and sources and uses of cash;
●	our ability to obtain funding for our future operations;
●	our business, expansion plans and opportunities; and
●	the outcome of any known and unknown litigation and regulatory proceedings.

These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements. Below is a summary of certain material factors that may make an investment in our common stock speculative or risky.

●	We are an early stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.
●	We may be unable to adequately control the costs associated with our operations.
●	We have yet to achieve positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.
●	Our financial results may vary significantly from period to period due to fluctuations in our operating costs, product demand and other factors.
●	Our business plans require a significant amount of capital. In addition, our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders’ equity or introduce covenants that may restrict our operations or our ability to pay dividends.
●	Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.
●	We previously identified material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.
●	If we fail to manage our growth effectively, we may not be able to design, develop, manufacture, market and launch our electric vehicles ("EVs") successfully.
●	Our ability to develop and manufacture EVs of sufficient quality and appeal to customers on schedule and on a large scale is unproven and still evolving.
●	We have no experience to date in high volume manufacture of our EVs, and when we manufacture, we will be manufacturing at least in part with a contract manufacturing partner with whom we have not previously worked.
●	We will depend initially on revenue generated from a single EV model and in the foreseeable future will be significantly dependent on a limited number of models.
●	We may fail to attract new customers in sufficient numbers or at sufficient rates or at all or to retain existing customers.
●	We may experience significant delays in the design, production and launch of our EVs, which could harm our business, prospects, financial condition and operating results.
●	Increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion battery cells, could harm our business.
●	A consumer subscription model is different from the predominant current distribution model for automobile manufacturers, which makes evaluating the impact of a subscription model on our business, operating results and future prospects difficult. In addition, the novel approach of offering a subscription directly from an OEM may never achieve the level of market acceptance necessary to achieve profitability.
●	We face legal, regulatory and legislative uncertainty in how our go-to-market models will be interpreted under existing and future law and we may be required to adjust our consumer business model in certain jurisdictions as a result.
●	We face risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries.
●	The automotive market is highly competitive, and we may not be successful in competing in this industry.

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

Unless otherwise stated in this Quarterly Report on Form 10-Q or the context otherwise requires, and regardless of capitalization, references to:

●	“Business Combination” refers to the Company’s merger consummated on December 21, 2020 pursuant to that certain Merger Agreement and Plan of Reorganization, dated August 17, 2020, by and among HCAC, HCAC IV First Merger Sub, Ltd., an exempted company incorporated with limited liability in the Cayman Islands and a direct, a wholly owned subsidiary of HCAC, EV Global Holdco LLC (f/k/a HCAC IV Second Merger Sub, LLC), a Delaware limited liability company and a direct, wholly owned subsidiary of HCAC, and Canoo Holdings Ltd., an exempted company incorporated with limited liability in the Cayman Islands.
●	“common stock” are to our common stock, $0.0001 par value per share;
●	“Company,” “our Company” “we” or “us” are to Canoo Inc. following completion of the Business Combination in December 2020;
●	“HCAC” means the special purpose acquisition company, Hennessy Capital Acquisition Corp. IV;
●	“Legacy Canoo” means Canoo Holdings Ltd. prior to completion of the Business Combination in December 2020;
●	“management” or our “management team” are to our officers and directors;

●	“private placement warrants” are to warrants sold to certain initial purchasers as part of the private placement that occurred simultaneously with the completion of HCAC’s initial public offering, which are not-redeemable so long as they are held by the initial purchasers of the warrants or their permitted transferees; and
●	“public warrants” are to our redeemable warrants sold as part of the units in HCAC’s initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants that are sold to third parties that are not initial purchasers of the warrants or their permitted transferees or otherwise voluntarily converted by their holder.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CANOO INC.

Condensed Consolidated Balance Sheets
(in thousands, except par values) (unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$563,565	$702,422
Prepaids and other current assets	13,345	6,463
Total current assets	576,910	708,885
Property and equipment, net	88,767	30,426
Operating lease right-of-use assets	14,418	12,913
Other assets	31,429	1,246
Total assets	$711,524	$753,470

Liabilities and stockholders' equity
Liabilities
Current liabilities
Accounts payable	$51,778	$17,243
Accrued expenses and other current liabilities	64,468	10,625
Total current liabilities	116,246	27,868
Contingent earnout shares liability	58,101	133,503
Private placement warrants liability	—	6,613
Operating lease liabilities	13,941	13,262
Long-term debt	—	6,943
Other long-term liabilities	—	39
Total liabilities	188,288	188,228

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 500,000 authorized; 237,563 and 235,753 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	24	24
Additional paid-in capital	996,354	910,579
Accumulated deficit	(473,142)	(345,361)
Total stockholders’ equity	523,236	565,242
Total liabilities and stockholders’ equity	$711,524	$753,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statements of Operations (in thousands, except per share values)

Three and Six Months Ended June 30, 2021 and 2020 (unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$—

Costs and Operating Expenses
Cost of revenue, excluding depreciation	—	—	—	—
Research and development expenses, excluding depreciation	57,638	14,642	96,956	33,935
Selling, general and administrative expenses, excluding depreciation	44,625	3,411	100,252	7,492
Depreciation	2,083	1,756	4,207	3,441
Total costs and operating expenses	104,346	19,809	201,415	44,868
Loss from operations	(104,346)	(19,809)	(201,415)	(44,868)

Other (expense) income
Interest income (expense)	34	(3,545)	46	(9,371)
(Loss) gain on fair value change in contingent earnout shares liability	(8,157)	—	75,402	—
Loss on fair value change in private placement warrants liability	—	—	(1,639)	—
Other (expense) income, net	(85)	113	(174)	108
Loss before income taxes	(112,554)	(23,241)	(127,780)	(54,131)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(112,554)	$(23,241)	$(127,780)	$(54,131)

Per Share Data:
Net loss per share, basic and diluted	$(0.50)	$(0.28)	$(0.57)	$(0.65)

Weighted-average shares outstanding, basic and diluted	226,928	83,740	225,885	82,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statement of Stockholders’ Equity (in thousands)

Three and Six Months Ended June 30, 2021 (unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	Equity
Balance as of December 31, 2020	235,753	$24	$910,579	$(345,361)	$565,242
Proceeds from exercise of public warrants	597	—	6,867	—	6,867
Repurchase of unvested shares – forfeitures	(118)	—	(2)	—	(2)
Issuance of shares for restricted stock units vested	1,230	—	—	—	—
Issuance of shares upon exercise of vested stock options	37	—	—	—	—
Stock-based compensation	—	—	45,146	—	45,146
Conversion of private placement warrants to public warrants	—	—	8,252	—	8,252
Net loss and comprehensive loss	—	—	—	(15,227)	(15,227)
Balance as of March 31, 2021	237,499	$24	$970,842	$(360,588)	$610,278
Repurchase of unvested shares – forfeitures	(56)	—	(2)	—	(2)
Issuance of shares for restricted stock units vested	114	—	—	—	—
Issuance of shares upon exercise of vested stock options	6	—	—	—	—
Stock-based compensation	—	—	25,514	—	25,514
Net loss and comprehensive loss	—	—	—	(112,554)	(112,554)
Balance as of June 30, 2021	237,563	$24	$996,354	$(473,142)	$523,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statement of Stockholders’ Deficit (in thousands)

Three and Six Months Ended June 30, 2020 (unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficit
Balance as of December 31, 2019	108,838	$11	$202,796	$(258,675)	$(55,868)
Issuance of shares upon exercise of unvested share options	424	—	—	—	—
Gain on extinguishment of related party convertible debt	—	—	8,264	—	8,264
Stock-based compensation	—	—	389	—	389
Net loss and comprehensive loss	—	—	—	(30,890)	(30,890)
Balance as of March 31, 2020	109,262	$11	$211,449	$(289,565)	$(78,105)
Repurchase of ordinary shares – forfeitures	(3,127)	—	(25)	—	(25)
Stock-based compensation	—	—	351	—	351
Net loss and comprehensive loss	—	—	—	(23,241)	(23,241)
Balance as of June 30, 2020	106,135	$11	$211,775	$(312,806)	$(101,020)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statements of Cash Flows (in thousands)

Six Months Ended June 30, 2021 and 2020 (unaudited)

	Six months ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	(127,780)	(54,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,207	3,441
Non-cash operating lease expense	235	312
Loss on the disposal of property and equipment	—	9
Debt discount amortization	—	2,638
Stock-based compensation	70,660	740
Gain on fair value in contingent earnout shares liability	(75,402)	—
Loss on fair value change in private placement warrants liability	1,639	—
Changes in operating assets and liabilities:
Prepaids and other current assets	(7,714)	(267)
Other assets	256	664
Accounts payable	1,165	(999)
Accrued interest expense	—	(671)
Accrued expenses and other current liabilities	23,916	6,160
Operating lease liabilities	—	(210)
Net cash used in operating activities	(108,818)	(42,314)

Cash flows from investing activities:
Purchases of property and equipment	(28,653)	(979)
Net cash used in investing activities	(28,653)	(979)

Cash flows from financing activities:
Proceeds from related party convertible debt	—	10,000
Proceeds from issuance of restricted ordinary shares	—	3
Proceeds from convertible debt	—	15,250
Loan advance	—	7,017
Repurchase of restricted ordinary shares	—	(25)
Proceeds from exercise of public warrants	6,867	—
Repurchase of unvested shares	(4)	—
Payment of offering costs	(1,306)	—
Repayment of PPP loan	(6,943)	—
Other	—	22
Net cash (used in) provided by financing activities	(1,386)	32,267
Net decrease in cash, cash equivalents, and restricted cash	(138,857)	(11,026)

Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	702,422	29,507
Cash, cash equivalents, and restricted cash, end of period	563,565	18,481

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	563,075	17,981
Restricted cash at end of period	490	500
Total cash, cash equivalents, and restricted cash at end of period shown in the condensed consolidated statements of cash flows	563,565	18,481

Supplemental non-cash investing and financing activities
Acquisition of property and equipment included in current liabilities	$37,887	$—
Offering costs included in accounts payable	$12,001	$—
Recognition of operating lease right-of-use asset	$2,003	$—
Conversion of private placement warrants to public warrants	$8,252	$—
Gain on extinguishment of convertible debt recorded in Additional paid-in capital	$—	$8,264

Supplemental disclosures of cash flow information
Cash paid for interest	$60	$—

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

The accompanying unaudited condensed consolidated financial statements include the results of the Company and its subsidiaries. The Company’s comprehensive loss is the same as its net loss.

Except for any updates below, no material changes have been made to the Company’s significant accounting policies disclosed in Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Annual Report on Form 10-K.

Retroactive Application of Recapitalization

The Business Combination on December 21, 2020 was accounted for as a recapitalization of equity structure. Pursuant to GAAP, the Company retrospectively recasted the weighted-average shares included within its condensed consolidated statements of operations for the three and six months ended June 30, 2020. Legacy Canoo redeemable convertible preference shares – Angel Series (“Angel Shares”) and Legacy Canoo redeemable convertible preference shares – Seed Series (“Seed Shares”) were converted to Legacy Canoo A series redeemable convertible preference shares and later were exchanged into Legacy Canoo ordinary shares. The basic and diluted weighted-average Legacy Canoo ordinary shares are retroactively converted to shares of the Company’s common stock to conform to the recasted condensed consolidated statements of stockholders' equity (deficit). The following table summarizes the weighted-average common stock of the Company, basic and diluted for the three and six months ended June 30, 2020 after factoring all retroactive application of recapitalization.

			12/21/20				Weighted
			Merger	Recapitalized	Days		Average
		As	Conversion	Common	Outstanding	% of	Common
Date	Description	Calculated	Ratio	Stock	in 2020	weighting	Shares
3 months ended 6/30/2020	Weighted-average shares, basic and diluted	8,235,927	1.24	10,207,895		100%	10,207,895

12/31/2018	Angel Shares			51,316,627	91	100%	51,316,627

3/4/2019	Seed Shares			11,107,496	91	100%	11,107,496

5/6/2019	Seed Shares			11,107,495	91	100%	11,107,495

							83,739,513

			12/21/20				Weighted
		As	Merger	Recapitalized	Days		Average
		Previously	Conversion	Common	Outstanding	% of	Common
Date	Description	Reported	Ratio	Stock	in 2020	weighting	Shares
6 months ended 6/30/2020	Weighted-average shares, basic and diluted	7,514,282	1.24	9,313,463		100%	9,313,463

12/31/2018	Angel Shares			51,316,627	182	100%	51,316,627

3/4/2019	Seed Shares			11,107,496	182	100%	11,107,496

5/6/2019	Seed Shares			11,107,495	182	100%	11,107,495

							82,845,081

COVID-19

Beginning in the first quarter of 2021 and continuing in the second quarter of 2021, there has been increasing availability and administration of vaccines against COVID-19 in many parts of the world, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, virus variants, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains and intermittent supplier delays. The Company has also previously been affected by temporary facility closures, employment and compensation adjustments, and impediments to administrative activities supporting its product research and development.

Ultimately, the Company cannot predict the duration or severity of the COVID-19 pandemic or any variant thereof. The Company will continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve its business as appropriate, and the Company will have to project demand and infrastructure requirements globally and deploy its workforce and other resources accordingly.

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

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as required by ASC 820, by level, within the fair value hierarchy as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets
Money Market Funds	$563,565	$563,565	$—	$—

Liability
Contingent earnout shares liability	$58,101	$—	$—	$58,101

	December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Assets
Money Market Funds	$702,422	$702,422	$—	$—

Liability
Contingent earnout shares liability	$133,503	$—	$—	$133,503
Private placement warrants liability	$6,613	$—	$6,613	$—

As described in Note 10, the Company has a contingent obligation to issue 15.0 million shares of the Company’s common stock to certain stockholders and employees upon the achievement of certain market share price milestones within specified periods following the Business Combination (the “Earnout Shares”). Upon the occurrence of a bankruptcy or liquidation, any unissued Earnout Shares would be fully issued regardless of whether the share price target has been met.

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

Additionally, as described in Note 12, the private placement warrants that were outstanding were converted to public warrants on March 2, 2021. The private placement warrants are accounted for as a liability and its fair value is determined using Level 2 inputs, since the Company’s public warrants are actively traded and the Company’s private placement warrants have terms and provisions that are identical to those of the public warrants.

Following is a summary of the change in fair value of contingent Earnout Shares liability and private placement warrants liability for the six months ended June 30, 2021 (in thousands).

Earnout Shares Liability

Beginning fair value at December 31, 2020	$133,503
Change in fair value during the period	(75,402)
Ending fair value at June 30, 2021	$58,101

Private Placement Warrants Liability

Beginning fair value at December 31, 2020	$6,613
Change in fair value during the period	1,639
Conversion of private placement warrants to public warrants	(8,252)
Ending fair value at June 30, 2021	$—

3.    Immaterial correction of prior period financial statements

Subsequent to issuance of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2020, on April 12, 2021, the SEC Division of Corporation of Finance released Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). Upon review and analysis of the Statement, management determined that the Company’s private placement warrants issued in connection with HCAC's IPO on March 5, 2019 do not meet the scope exception from derivative accounting prescribed by ASC 815-40, Contracts in Entity’s Own Equity. Accordingly, the private placement warrants should have been recognized by the Company at fair value as of the Closing Date and classified as a liability, rather than equity in the Company’s previously reported consolidated balance sheet as of December 31, 2020. Thereafter, the change in fair value of the outstanding private placement warrants should have been recognized as a gain (loss) within other (expense) income each reporting period in the Company’s consolidated statement of operations. The fair value of the private placement warrants as of the Closing Date on December 21, 2020 and December 31, 2020 amounted to $9.7 million and $6.6 million, respectively. The change in fair value from the Closing Date through December 31, 2020 amounted to a gain of $3.1 million.

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

4. Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”), in the form of Accounting Standards Updates (“ASUs”), to the FASB’s Accounting Standards Codification.

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have immaterial impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In May 2021, the FASB issued  ASU No. 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments ( Subtopic 470-50 ), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity ( Subtopic 815-40 ): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options ("ASU No. 2021-04"). This ASU provides a principles-based framework for issuers to account for a modification or exchange of freestanding equity-classified written call options. The provisions of the ASU are effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on the consolidated financial statements.

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Machinery and equipment	$14,293	$15,292
Computer hardware	3,468	2,464
Computer software	6,868	5,159
Vehicles	223	63
Furniture and fixtures	692	519
Leasehold improvements	14,932	14,559
Construction-in-progress	65,411	5,283
	105,887	43,339
Less: Accumulated depreciation	(17,120)	(12,913)
Property and equipment, net	$88,767	$30,426

Construction-in-progress is primarily comprised of tooling necessary in the production of the Company’s vehicles. Completed tooling assets will be transferred to their respective asset classes and depreciation will begin when an asset is ready for its intended use. As of June 30, 2021, manufacturing has not begun and therefore no depreciation on tooling has been recognized to date.

Depreciation expense for property and equipment was $2.1 million and $4.2 million for the three and six months ended June 30, 2021, respectively. Depreciation expense for property and equipment was $1.8 million and $3.4 million for the three and six months ended June 30, 2020, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued property and equipment purchases	$30,474	$3,992
Accrued research and development purchases	14,707	2,420
Accrued professional fees	11,097	1,386
Other accrued expenses	8,190	2,827
Total accrued expenses	$64,468	$10,625

7. Long-term debt

On July 7, 2020, Legacy Canoo entered into a promissory note for loan proceeds under the Paycheck Protection Program (the “PPP”) (the “PPP Loan”) administered by the Small Business Administration (“SBA”) established under Division A, Title I of the CARES Act. Loan advance proceeds were received by the Company during the six months ended June 30, 2020, and therefore was accounted for as a financing cash inflow in the condensed consolidated statement of cash flows for the six months ended June 30, 2020.

The PPP provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the business, subject to certain limitations. The Company used the PPP Loan proceeds for purposes consistent with the provisions of the PPP. As of May 14, 2021, the Company repaid its PPP Loan in full, which was accounted for as a financing cash outflow in the condensed consolidated statement of cash flows for the six months ended June 30, 2021.

8. Commitments and Contingencies

Lease Commitments

Refer to Note 9 for information regarding operating lease commitments.

Legal Proceedings

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief.

On April 2, 2021 and April 9, 2021, the Company was named as a defendant in putative class action complaints filed in California on behalf of individuals who purchased or acquired shares of the Company’s stock during a specified period. Through the complaint, plaintiffs are seeking, among other things, compensatory damages. On June 25, 2021, the Company was named as a nominal defendant in a stockholder derivative complaint filed in Delaware. Through the stockholder derivative complaint, the plaintiff is asserting claims against certain of the Company’s current and former officers and directors and seeking, among other things, damages. However, the final determinations of liability arising from these litigation matters will only be made following comprehensive investigations and litigation processes.

In addition, on April 29, 2021, the SEC’s Division of Enforcement advised that it has opened an investigation related to, among other things, HCAC’s initial public offering, HCAC’s merger with the Company and the concurrent PIPE offering, historical movements in the Company, the Company’s operations, business model, revenues, revenue strategy, customer agreements, earnings, and other related topics, along with the recent departures of certain of the Company’s officers. The SEC has informed the Company that its current investigation is a fact-finding inquiry. The SEC has also informed the Company that the investigation does not mean that it has concluded that anyone has violated the law, and does not mean that it has a negative opinion of any person, entity or security. We are providing the requested information and cooperating fully with the SEC investigation.

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

9. Related Party Transactions

On February 28, 2018, Legacy Canoo, via a wholly owned subsidiary, entered into a lease for an office facility in Torrance, California (“Torrance lease”) with an entity controlled by certain investors of Legacy Canoo, which was assigned to another entity controlled by certain investors of Legacy Canoo, on April 30, 2018. The original lease term is 15 years and commenced on April 30, 2018. During the first quarter of 2021, the Company entered into a separate lease for an office facility in Justin, Texas (“Justin lease”) with an entity controlled by the Executive Chairman and Chief Executive Officer of the Company. The original lease term is 5 years 3 months, commencing on January 1, 2021. The Torrance and Justin leases (collectively referred to herein as the “leases”) contain a 3% per annum escalation clause.

The Torrance lease and Justin lease contain the option to extend the terms of the leases for two additional 60-month periods and one additional 60-month period, respectively, commencing when the prior term expires. At the  inception of each of the leases, it was not reasonably certain we would exercise any of the options to extend the term of the leases. There were no changes to that assessment as of June 30, 2021.

The Company has determined that the leases do not effectively transfer control of the underlying facilities to the Company based on the lease terms and, accordingly, the Company has classified the leases as operating leases. As such, the rent and property taxes are expensed on a straight-line basis in the condensed consolidated statements of operations.

Related party lease expense related to these leases was $0.6 million and $1.1 million for the three and six months ended June 30, 2021, respectively. Related party lease expense related to these operating leases was $0.5 million and $0.9 million for the three and six months ended June 30, 2020, respectively.

In June 2021, the Torrance lease property was sold to a non-related party lessor. The change in lessor did not impact the terms and conditions of the Torrance lease. As such, payments made to the new landlord will not be considered as a related party lease expense.

The weighted average remaining lease term at June 30, 2021 and December 31, 2020 was 11.3 years and 12.3 years, respectively.

Maturities of the Company’s operating lease liabilities at June 30, 2021 were as follows (in thousands):

Operating
Lease
2021 (excluding the six months ended June 30, 2021)	$893
2022	1,823
2023	1,878
2024	1,934
2025	1,992
Thereafter	14,167
Total lease payments	22,687
Less: imputed interest(1)	8,075
Present value of operating lease liabilities	14,612
Current portion of operating lease liabilities	671
Operating lease liabilities, net of current portion	$13,941
(1)	Calculated using the incremental borrowing rate

On November 25, 2020, Legacy Canoo entered into an agreement, which remains in effect, with Tony Aquila, Executive Chairman and Chief Executive Officer of the Company to reimburse Mr. Aquila for certain air travel expenses based on certain agreed upon criteria (“aircraft reimbursement”). The total aircraft reimbursement to Mr. Aquila for the use of an aircraft owned by Aquila Family Ventures, LLC (“AFV”), an entity controlled by Mr. Aquila, for the purposes related to the business of the Company for the three and six months ended June 30, 2021 was approximately $0.4 million and $1.0 million, respectively.

10. Contingent Earnout Shares Liability

As part of the Business Combination, certain stockholders and employees are entitled to additional consideration in the form of Earnout Shares of the Company’s common stock to be issued when the Company’s common stock’s price achieves certain market share price milestones within specified periods following the Business Combination on

December 21, 2020. The Earnout Shares do not have employment requirement and will be issued in tranches based on the following conditions:

1.	If the closing share price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within any consecutive 30-trading day period prior to the two-year anniversary of the Closing Date (“$18 Milestone”), then the Company is required to issue an aggregate of 5.0 million shares of its common stock to holders with the contingent right to receive Earnout Shares. These Earnout Shares may instead be issued in the event of a Change of Control (as defined in the Merger Agreement) prior to the two-year anniversary of the Closing Date if the per share consideration in such transaction is at least $18.
2.	If the closing share price of the Company’s common stock equals or exceeds $25.00 per share for any 20 trading days within any consecutive 30-trading day period prior to the four-year anniversary of the Closing Date (“$25 Milestone”), then the Company is required to issue an aggregate of 5.0 million shares of its common stock to holders with the contingent right to receive Earnout Shares. These Earnout Shares may instead be issued in the event of a Change of Control (as defined in the Merger Agreement) prior to the four-year anniversary of the Closing Date if the per share consideration in such transaction is at least $25.
3.	If the closing share price of the Company’s common stock equals or exceeds $30.00 per share for any 20 trading days within any consecutive 30-trading day period prior to the five-year anniversary of the Business Combination Closing Date (“$30 Milestone”), then the Company is required to issue an aggregate of 5.0 million shares of its common stock to holders with the contingent right to receive Earnout Shares. These Earnout Shares may instead be issued in the event of a Change of Control (as defined in the Merger Agreement) prior to the five-year anniversary of the Closing Date if the per share consideration in such transaction is at least $30.

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

As of December 21, 2020, the initial fair value of the Earnout Shares liability was recognized at $248.9 million with a corresponding reduction from the additional paid-in capital in stockholders’ (deficit) equity. As of June 30, 2021 and December 31, 2020, the fair value of the Earnout Shares liability was estimated to be $58.1 million and $133.5 million, respectively. The Company recognized a gain (loss) on the fair value change in Earnout Shares liability of ($8.2) million and $75.4 million as other income (expense) in its condensed consolidated statement of operations for the three and six months ended June 30, 2021.

11. Stock-based Compensation

On the Closing Date of the Business Combination, the Legacy Canoo 2018 Equity Plan was converted to the Company’s 2018 Equity Plan with the Legacy Canoo ordinary shares authorized for issuance pursuant to previously issued awards converted at the Exchange Ratio of 1.239434862 to the Company’s common stock and the exercise price per option and purchase price per restricted shares decreased proportionately by the same conversion ratio. See additional discussion on the retroactive application of recapitalization in Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Annual Report on Form 10-K.

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

Restricted Stock Awards (“RSAs”)

The Company’s RSAs consist of restricted shares. From November 4, 2018 to May 6, 2019, Legacy Canoo sold restricted shares to its founders, which include certain investors, for a converted purchase price of $0.008 per share (the “Founder Restricted Shares”), with the following vesting conditions: 12.5% vest when the Legacy Canoo achieves $100 million in cumulative funding from inception (which condition was satisfied December 18, 2018, accordingly this portion of the 2019 awards was vested upon issuance); 37.5% vest ratably over a period of thirty-six months from December 18, 2018; and 50% vest on the date the Company starts commercial production of its first vehicle (“SOP”), which the Company determined was not probable of being met as of December 31, 2020.

On December 18, 2020, Legacy Canoo approved an amendment to change the SOP vesting goal of all eligible Founder Restricted Shares held by Legacy Canoo’s executives to time-based vesting with a merger trigger, which was satisfied on December 21, 2020. The investor-held Founder Restricted Shares’ SOP vesting goal was not amended. The amended time-based vesting of the SOP portion has a cliff vesting of 25% on March 18, 2020 with the remaining shares vesting quarterly over 36 months thereafter. The amendment was accounted for as a grant modification in December 2020.

The Company has an irrevocable, exclusive option to repurchase all or any portion of the unvested Founder Restricted Shares at the converted original per share purchase price for the shares upon termination or the cessation of services provided by the stockholder.

Restricted Stock Units (“RSUs”)

Under the 2020 Equity Incentive Plan, employees are compensated through various forms of equity, including RSUs. Each RSU represents a contingent right to receive one share of the Company’s common stock. During the three months ended June 30, 2021, 4,876,563 RSUs were granted subject to time-based vesting. During the six months ended June 30, 2021, 6,985,548 RSUs were granted, of which 998,994 vested immediately and the remainder subject to time-based vesting.

On May 14, 2021, the Company awarded 500,000 RSUs to the Company’s Executive Chairman and Chief Executive Officer (“CEO”). The RSUs vest in one-third increments on the first, second, and third anniversaries of the vesting commencement date, December 21, 2020, subject to continuous service.

Performance-Based Restricted Stock Units (“PSUs”)

PSUs represent the right to receive a share of the Company’s common stock if service, performance, and market conditions, or a combination thereof, are met over a defined period. PSUs that contain a market condition, such as stock price milestones, are subject to a Monte-Carlo simulation model to determine the grant date fair value by simulating a range of possible future stock prices for the Company over the performance period. The grant date fair value of the market condition PSUs is recognized as compensation expense over the greater of the Monte Carlo simulation model’s derived service period and the arrangement’s explicit service period, assuming both conditions must be met.

PSUs subject to performance conditions, such as operational milestones, are measured on the grant date, the total fair value of which is calculated as the product of the number of PSUs and the grant date stock price. Compensation expense for PSUs with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period. The following PSUs were granted to the CEO during the three months ended June 30, 2021, with a total grant date fair value of approximately $15.9 million:

●	During April 2021, in connection with the appointment of the CEO, the Company awarded 2,000,000 PSUs. The PSUs will vest in one-third increments based upon the achievement of certain stock price milestones during the performance period ending October 2025. In addition, the PSUs are subject to a service condition which requires continuous service through October 2023;

●	During May 2021, the Company awarded 1,703,828 PSUs. The PSUs vest based on the Company's achievement of certain specified stock price milestones over a three-year performance period ending May 2024, subject to continued service with the Company through the applicable vesting dates; and

●	During May 2021, the Company awarded 300,000 PSUs whereby vesting depends upon the occurrence of certain operational milestone events by May 2024. As of grant date, the Company’s analysis determined that these operational milestone events are probable of achievement and as such, compensation expense has been recognized for the three and six months ended June 30, 2021.

The following table summarizes the Company’s stock-based compensation expense by line item for the three- and six months ended periods presented in the condensed consolidated statements of operations (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$8,541	$226	$15,630	$463
Selling, general and administrative	16,973	125	55,030	277
Total	$25,514	$351	$70,660	$740

The Company’s total unrecognized compensation cost as of June 30, 2021 was $108.5 million.

12. Warrants

As of June 30, 2021, the Company had 23,757,681 public warrants outstanding. Each public warrant entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment. The public warrants will expire on the fifth anniversary of the Closing Date of the Business Combination, or earlier upon redemption or liquidation.

The Company may call the public warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days prior written notice of redemption; and
●	if, and only if, the last reported closing price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

On March 2, 2021, all of the private placement warrants were converted to public warrants. As noted in Note 3, the private placement warrants were accounted for as a liability until the private placement warrants were converted to public warrants. Additionally, during the quarter ended March 31, 2021, 597,114 public warrants were exercised for total proceeds of $6.9 million. No public warrants were exercised during the three months ended June 30, 2021.

13. Net Loss per Share

The condensed consolidated statements of operations include the basic and diluted net loss per share.

The following table presents the potential shares that were excluded from the computation of diluted net loss per share, because their effect was anti-dilutive as follows (in thousands):

	June 30,
	2021	2020
Early exercise of unvested stock options	3,965	8,921
Options to purchase common stock	297	433
Restricted common stock shares	5,944	14,287
Restricted and performance stock units	15,808	—

14. Income Taxes

As the Company has not generated any taxable income since inception, the cumulative deferred tax assets remain fully offset by a valuation allowance, and no benefit from federal or state income taxes has been included in the condensed consolidated financial statements.

15. Subsequent Events

Effective July 30, 2021, the Company amended its Justin lease to extend the leased square footage for the duration of the arrangement term.

The Company has analyzed its operations subsequent to June 30, 2021 through the date these financial statements were issued, including the information disclosed in Note 8, and has determined that it does not have any additional material subsequent events to disclose.

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

Overview

Canoo Inc. ("we," "us," "Canoo" or the "Company") is a Delaware corporation headquartered in Torrance, California. On December 21, 2020 (the “Closing Date”), Hennessy Capital Acquisition Corp. IV (“HCAC”) consummated its business combination with Canoo Holdings Ltd., an exempted company incorporated with limited liability in the Cayman Islands (“Legacy Canoo”) contemplated pursuant to that certain Merger Agreement and Plan of Reorganization, dated as of August 17, 2020 (the “Merger Agreement”), by and among HCAC, HCAC IV First Merger Sub, Ltd., an exempted company incorporated with limited liability in the Cayman Islands and a direct, a wholly owned subsidiary of HCAC, EV Global Holdco LLC (f/k/a HCAC IV Second Merger Sub, LLC), a Delaware limited liability company and a direct, wholly owned subsidiary of HCAC, and Legacy Canoo, which ultimately resulted in Legacy Canoo becoming a wholly-owned direct subsidiary of HCAC (the "Business Combination"). In connection with the closing of the Business Combination, HCAC changed its name to Canoo Inc. and we became a Nasdaq listed company.

We are a mobility technology company with a mission to bring EV’s to everyone. We have developed a technology platform, referred to as the Multi-Purpose Platform or platform, built to be highly modular and to enable us to rapidly innovate, and bring new products addressing multiple use cases to market faster than our competition and at lower cost.

Our Multi-Purpose Platform is a self-contained, fully-functional rolling chassis that directly houses all of the most critical components for operation of an EV. These include our in-house designed proprietary performance electric drivetrain, true steer-by-wire system, our low-profile suspension systems, our battery systems, our advanced vehicle control electronics and software and other critical components, which all have been optimized for functional integration and versatility.

Our initial near-term vehicle lineup currently includes our Lifestyle Vehicle which is expected to launch in the fourth quarter of 2022 with multiple use case variants and trim levels, our first Multi-Purpose Delivery Vehicle, the MPDV1, which will have a targeted limited production availability in 2023 and estimated serial production launch in 2023, and our Pickup with anticipated availability beginning as early as 2023. This vehicle lineup offers us the unique ability to meet the demands in multiple target markets for the benefit of a wide array of potential customers. All our vehicles are expected to offer competitive performance capabilities paired with class-leading cargo and passenger volume on a small footprint. Our vehicle architecture and design philosophy is aimed at driving productivity and returning capital to our customers. Each vehicle has been developed to be modular and customizable to enhance the long term value of the vehicles. In addition, we are developing a software ecosystem, which aims to deliver a one-stop customer experience with direct access to vehicle telematics and control of key functionality. We also envision the Canoo app having functionality to schedule mobile services and provide instant quotes for insurance, financing, and valuation via direct integration with 3rd party providers.

Unlike most of our peers, which are at the early stages of their vehicle development cycle, prior to becoming a public company, we had already invested more than $250 million and passed critical milestones in developing and testing of our platform and product, including:

●	Developed first Beta prototype in just 19 months from our inception in November 2017.
●	Expanded our Beta fleet to 32 properties and 13 drivable units.
●	Completed over 70 physical crash tests on our chassis platform and the Lifestyle Vehicle configuration.

Recent Developments

After having completed over 500,000 testing miles, the team has now moved into Gamma development on the Lifestyle Vehicle, putting us one step closer to bringing our first product to market in the fourth quarter of 2022. Our first Gamma vehicles are expected to be produced beginning in the third quarter of 2021, and within the total Gamma phase, we expect to conduct 300-600 vehicle tests for crash testing and certification, along with 10 to 15 vehicles dedicated for durability validation. Most recently, in June 2021, we finalized the selection of VDL Nedcar B.V. as our planned contract manufacturing partner. VDL Nedcar is expected to manufacture the Lifestyle Vehicle for the US and EU markets, in addition to other Canoo vehicles or variants which will be built off of our initial platform. In June 2021, we also finalized the selection of Oklahoma as the location for our US manufacturing facility, after an intensive multi-state search process. This US mega microfactory, targeted to open in 2023, is expected to include a full commercialization facility with a paint, body shop and general assembly plant, along with a low-volume R&D and industrialization facility and administrative space.

In addition, in July 2021, we announced that Board member, Josette Sheeran, has also been appointed as President of Canoo. In her additional duties as President, Ms. Sheeran will work with our Chairman and CEO, Tony Aquila, to build a globally experienced team to drive market share and to partner with businesses and governments to advance Canoo’s environmental, sustainability, and governance (ESG) commitment to make electric vehicles and support sustainable infrastructure available to the masses.

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

Successful Commercialization Our EVs

We expect to derive future revenue from our first vehicle offerings including through sales and subscription programs for our Lifestyle Vehicle, MPDV1, and/or Pickup which are not expected to launch until the fourth quarter of 2022 and 2023 or later. In order to reach commercialization, we must purchase and integrate related property and equipment, as well as achieve several research and development milestones.

We expect that both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:

●	commercialize our EVs;

●	invest in manufacturing capacity, via both our own owned facilities and contract manufacturing;
●	continue to invest in our technology, research and development efforts;
●	increase our investment in marketing, advertising, sales and distribution infrastructure for our EVs and services;
●	obtain, maintain and improve our operational, financial and management information systems;
●	hire additional personnel;
●	obtain, maintain, expand and protect our intellectual property portfolio; and
●	operate as a public company.

As a result, we will require substantial additional capital to develop our EVs and services and fund our operations for the foreseeable future. We will also require capital to identify and commit resources to investigate new areas of demand. Until we can generate sufficient revenue from vehicle sales, we expect to primarily finance our operations through commercialization and production with proceeds from the Business Combination, including the proceeds from the PIPE financing that took place concurrently with the Business Combination, and, as needed, secondary public offerings or debt financings. The amount and timing of our future funding requirements, will depend on many factors, including the pace and results of our research and development efforts and our ability to successfully manage and control costs.

COVID-19 Impact

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which we operate. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic.

As the COVID-19 pandemic continues to evolve, the ultimate extent of the impact on our business, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the pandemic, the pandemic’s further impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic, including rollout of, and acceptance of vaccines, as well as emergence of virus variants.

The measures taken to control the spread of the virus have adversely impacted our employees ability to collaborate in a discipline that requires a high degree of collaborative work. Our operations have had to change and adapt to meet these new demands. The operations of our suppliers, vendors and business partners have also been impacted and our sales and marketing activities for our vehicles and other services were made increasingly difficult as a result of the COVID-19 pandemic. Various aspects of our business cannot be conducted remotely, including the testing and manufacturing of our EVs. Further, as a growing company, the ability for us to hire, onboard and train new employees has been impacted and has required us to evaluate areas of our business that will not result in the best use of our human capital for long-term growth. The spread of COVID-19 has also caused us and many of our contractors and service providers to modify our business practices (including employee travel, recommending that all non-essential personnel work from home and cancellation or reduction of physical participation in testing activities, meetings, events and conferences), and collectively with our contractors and service providers, we have been and may further be required to take actions as required by government authorities or that we determine are in the best interests of our employees, customers, suppliers, vendors and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

We are hopeful that in the coming months, with the expansion of vaccination efforts in the United States and elsewhere, and with this an anticipated loosening of certain governmental restrictions, businesses will be able to resume more normal operations in the second half of 2021. However, while the pandemic continues, if significant portions of our workforce or contractors and service providers are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted. These factors related to COVID-19 are beyond our knowledge and control and, as a result, at this time, we are unable to predict the ultimate impact, both in terms of severity and duration, that the COVID-19 pandemic will have on our business, operating results, cash flows and financial condition, but it could be material if the current circumstances continue to exist for a prolonged period of time. Although we have made our best estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. Accordingly, it is reasonably possible that the estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, and if so, we may be subject to future impairment losses related to long-lived assets as well as changes to valuations.

Key Components of Statements of Operations

Basis of Presentation

Currently, we conduct business through one operating segment. We are an early stage-growth company with no commercial operations, and our activities to date have been limited and are conducted in the United States. For more information about our basis of presentation, refer to Note 2 of the notes to our accompanying financial statements for the three and six months ended June 30, 2021 and 2020.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

The following table sets forth our historical operating results for the periods indicated:

	Three months ended				Six months ended
	June 30,		$	%	June 30,		$	%
(in thousands)	2021	2020	Change	Change	2021	2020	Change	Change
Revenue	$—	$—	$—	NM	$—	$—	$—	NM
Costs and operating expenses
Cost of revenue, excluding depreciation	—	—	—	NM	—	—	—	NM
Research and development expenses, excluding depreciation	57,638	14,642	42,996	293.6%	96,956	33,935	63,021	185.7%
Selling, general and administrative expenses, excluding depreciation	44,625	3,411	41,214	NM	100,252	7,492	92,760	NM
Depreciation	2,083	1,756	327	18.6%	4,207	3,441	766	22.3%
Total costs and operating expenses	104,346	19,809	84,537	426.8%	201,415	44,868	156,547	348.9%
Loss from operations	(104,346)	(19,809)	(84,537)	426.8%	(201,415)	(44,868)	(156,547)	348.9%
Interest income (expense)	34	(3,545)	3,579	(101.0)%	46	(9,371)	9,417	(100.5)%
(Loss) gain on fair value change in contingent earnout shares liability	(8,157)	—	(8,157)	NM	75,402	—	75,402	NM
Loss on fair value change in private placement warrants liability	—	—	—	NM	(1,639)	—	(1,639)	NM
Other (expense) income, net	(85)	113	(198)	(175.2)%	(174)	108	(282)	(261.1)%
Loss before income taxes	(112,554)	(23,241)	(89,313)	384.3%	(127,780)	(54,131)	(73,649)	136.1%
(Provision for) income taxes	—	—	—	NM	—	—	—	NM
Net loss and comprehensive loss	$(112,554)	$(23,241)	$(89,313)	384.3%	$(127,780)	$(54,131)	$(73,649)	136.1%

Percentage changes greater than +/- 1000% are considered not meaningful and are presented as “NM.”

Research and Development Expenses, excluding Depreciation

Research and development expenses increased by $43.0 million, or 293.6%, to $57.6 million in the three months ended June 30, 2021, compared to $14.6 million in the three months ended June 30, 2020. The increase was primarily due to increases in research and development costs of $23.1 million, stock-based compensation expense of $8.3 million, and salary and related benefits expense of $8.1 million, respectively. The increase in research and development costs primarily relates to our expenditures for the Gamma stage engineering design and development costs during the three months ended June 30, 2021.

Research and development expenses increased by $63.1 million, or 185.7%, to $97.0 million in the six months ended ended June 30, 2021, compared to $33.9 million in the six months ended ended June 30, 2020. The increase was primarily due to increases in research and development costs of $31.2 million, stock-based compensation expense of $15.1 million, and salary and related benefits expense of $11.7 million, respectively. The increase in research and development costs primarily relates to our expenditures for the Gamma stage engineering design and development costs during the six months ended ended June 30, 2021.

The increase in stock-based compensation expenses of $8.3 million and $15.1 million was primarily driven by the continued recognition of stock compensation expense during three and six months ended June 30, 2021, respectively, resulting from the issuance of awards to employees and board of directors along with the modification of certain performance restricted stock awards to become time-based vesting with a merger trigger, which was satisfied on December 21, 2020. See further discussion on the restricted stock awards in Note 11 of the notes to our accompanying financial statements.

Salary and related benefits expenses increased $8.1 million, from $11.2 million during the three months ended June 30, 2020 to $19.3 million during the three months ended June 30, 2021. Salary and related benefits increased $11.7 million from $22.6 million during the six months ended June 30, 2020 to $34.3 million during the six months ended

June 30, 2021. Increases due primarily to our continuing investment in personnel and contract employees to drive and reach our research and development goals.

We expect to see an overall increase in research and development expenses to support our initiatives related to the Lifestyle Vehicle, Multi-Purpose Delivery Vehicles, and Pickup expected to launch as early as 2022 and 2023, respectively.

Selling, General and Administrative Expenses, excluding Depreciation

Selling, general and administrative expenses increased by $41.2 million, to $44.6 million in the three months ended June 30, 2021, compared to $3.4 million in the three months ended ended June 30, 2020. The increase was primarily due to increases of $16.9 million in stock-based compensation expenses, $10.2 million in professional fees, $4.8 million in marketing spend, $3.3 million in salary and related benefits, and $2.9 million in occupancy costs. Other factors affecting selling, general and administrative expenses were individually immaterial.

Selling, general and administrative expenses increased by $92.8 million, to $100.3 million in the six months ended June 30, 2021, compared to $7.5 million in the six months ended ended June 30, 2020. The increase was primarily due to increases of $54.7 million in stock-based compensation expenses, $16.1 million in professional fees, $5.9 million in occupancy costs, $5.6 million in marketing spend,and $5.0 million in salary and related benefits. Other factors affecting selling, general and administrative expenses were individually immaterial.

The increase in stock-based compensation expenses of $16.9 million and $54.7 million for the three and six months ended June 30, 2021, respectively, was primarily driven by certain awards granted during the periods subject to time-based vesting. The remaining increase was primarily driven by the continued recognition of stock compensation expense during three and six months ended June 30, 2021, resulting from the modification of certain performance restricted stock awards to become time-based vesting with a merger trigger, which was satisfied on December 21, 2020. See further discussion on the restricted stock awards in Note 11 of the notes to our accompanying financial statements. Other factors affecting stock-based compensation expenses were individually immaterial.

Professional fees increased by $10.2 million to $11.2 million in the three months ended June 30, 2021, compared to $1.0 million in the three months ended June 30, 2020. Professional fees increased by $16.1 million to $17.5 million in the six months ended June 30, 2021, compared to $1.4 million in the six months ended June 30, 2020. The increase was primarily due to activities related to our business development, legal fees and miscellaneous support activities.

Salary and related benefits expenses increased $3.3 million to $5.4 million in the three months ended June 30, 2021, compared to $2.1 million in the three months ended June 30, 2020. Salary and related benefits expenses increased $5.0 million to $10.1 million in the three months ended June 30, 2021, compared to $5.1 million in the three months ended June 30, 2020. Increases were due primarily to increase in headcount.

We expect to see an overall increase in selling, general and administrative expenses to support our initiatives related to the Lifestyle Vehicle, Multi-Purpose Delivery Vehicles, and Pickup expected to launch as early as 2022 and 2023, respectively.

Interest Expense

Interest expense decreased by $3.6 million and 9.4 million in the three and six months ended June 30, 2020. The decrease was primarily due to interest expense on related party convertible notes and the amortization of debt discount during three and six months ended June 30, 2020. The related party convertible notes were repaid during Business Combination.

(Loss) gain on Fair Value Change in Contingent Earnout Shares Liability

The Company has a contingent obligation to issue 15.0 million of its common stock to certain stockholders and employees (the "Earnout Shares"). We recognized a non-cash loss on fair value change in contingent Earnout Shares liability of ($8.2) million and non-cash gain of $75.4 million in the three and six months ended June 30, 2021, respectively, which was a result of the periodic remeasurement of the fair value of our contingent Earnout Shares liability. See further discussion on the contingent Earnout Shares liability in Note 10 of the notes to our accompanying financial statements.

Loss on Fair Value Change of Private Placement Warrants Liability

We recognized a non-cash loss on fair value change of private placement warrants liability of $1.6 million in the six months ended June 30, 2021, which was a result of the periodic remeasurement of the fair value of our private placement warrants liability. See further discussion on the private placement warrants liability in Note 12 of the notes to our accompanying financial statements.

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

EBITDA and Adjusted EBITDA

“EBITDA” is defined as net loss before interest expense, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation, restructuring charges, asset impairments, and other costs associated with exit and disposal activities, acquisition and related costs, changes to the fair value of contingent earnout shares liability, and any other one-time non-recurring transaction amounts impacting the statement of operations during the year. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe Adjusted EBITDA, when combined with net loss, and EBITDA, are beneficial to an investor’s complete understanding of our operating performance. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate EBITDA and Adjusted EBITDA in the same fashion.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We manage our business utilizing EBITDA and Adjusted EBITDA as supplemental performance measures.

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(112,554)	$(23,241)	$(127,780)	$(54,131)
Interest (income) expense	(34)	3,545	(46)	9,371
Provision for income taxes	—	—	—	—
Depreciation	2,083	1,756	4,207	3,441
EBITDA	(110,505)	(17,940)	(123,619)	(41,319)
Adjustments:
Loss (gain) on fair value change in contingent earnout shares liability	8,157	—	(75,402)	—
Loss on fair value change in private placement warrants liability	—	—	1,639	—
Other expense (income), net	85	(113)	174	(108)
Stock-based compensation	25,514	351	70,660	740
Adjusted EBITDA	$(76,749)	$(17,702)	$(126,548)	$(40,687)

Liquidity and Capital Resources

As of June 30, 2021, our principal source of liquidity was our cash balance in the amount of $563.6 million, which was primarily invested in money market funds that consist of liquid debt securities issued by the U.S. government.

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

As an early stage growth company adjusting to the long-term implications of the COVID-19 pandemic, our ability to access capital is critical. Management plans to raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing. Additional stock financing may not be available on favorable terms and could be dilutive to current stockholders. Debt financing and other non-dilutive financing, if available, may involve restrictive covenants and dilutive financing instruments.  Our ability to access capital when needed is not assured and, if capital is not available to us when, and in the amounts needed, we will not be able to expand our operations beyond bringing the lifestyle vehicle to the point of production, and we could be required to delay, scale back, or abandon some or all of its development programs and other operations, which could materially harm our business, financial condition and results of operations.

The accompanying condensed consolidated financial statements have been prepared by management assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As of the date of this report, our existing cash resources are sufficient to support planned operations, which comprise bringing our lifestyle vehicle to the point of production, for the next 12 months. As a result, management believes that our existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	For the Six Months Ended
	June 30,
Consolidated Cash Flow Statements Data:	2021	2020
Net cash used in operating activities	$(108,818)	$(42,314)
Net cash used in investing activities	(28,653)	(979)
Net cash (used in) provided by financing activities	(1,386)	32,267

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

Net cash used in operating activities was $108.8 million for the six months ended June 30, 2021. Our cash outflow from operating activities primarily consist of payments related to our research and development and selling, general and administration expenses. The total expenditure as it relates to research and development excluding depreciation was $97.0 million during the six months ended June 30, 2021, of which $15.6 million related to stock-compensation expenses during the year. We also incurred selling, general and administration expenses of $100.3 million for the six months ended June 30, 2021, of which $55.0 million related to stock-compensation expenses during the six months ended June 30, 2021. The expenses include salaries and benefits paid to employees as primarily all salaries and benefits are paid in cash during the six months ended June 30, 2021.

Net cash used in operating activities was $42.3 million for the six months ended June 30, 2020. Our cash outflow from operating activities primarily consist of payments related to our research and development and selling, general and administration expenses. The total expenditure as it relates to research and development excluding depreciation was $33.9 million during the six months ended June 30, 2020, of which $0.5 million related to stock-compensation expenses during the six months ended June 30, 2020. We also incurred selling, general and administration expenses of $7.5 million for the six months ended June 30, 2020, of which $0.3 million related to stock-compensation expenses during the period. Primarily all of research and development and selling, general and administrative expenses were paid in cash.  The expenses include salaries and benefits paid to employees as primarily all salaries and benefits are paid in cash during the six months ended June 30, 2020.

Cash Flows from Investing Activities

We continue to experience negative cash flows from investing activities as we expand our business and continue to build our infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth.

Net cash used in investing activities was approximately $28.7 million for the six months ended June 30, 2021, which primarily consisted of purchases of production tooling as well as machinery and equipment.

Net cash used in investing activities was $1.0 million for the six months ended June 30, 2020, which primarily consisted of purchases of machinery and equipment, computer hardware and software and leasehold improvements.

Cash Flows from Financing Activities

Net cash used in financing activities was $1.4 million for the six months ended June 30, 2021, which was primarily due to proceeds of $6.9 million resulting from the exercise by certain public warrant holders, offset by the payment of the Company’s PPP loan.

Net cash provided by financing activities was $32.3 million for the six months ended June 30, 2020, which was primarily due to the proceeds from convertible debt and derivative liability as well as the loan advance.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements (unaudited) have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

For a discussion of our critical accounting policies and estimates, see the section titled “Critical Accounting Policies and Estimates” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included in our Annual Report on Form 10-K.”

Emerging Growth Company and Smaller Reporting Company Status

We currently qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act, as amended, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards and certain other exemptions and reduced reporting requirements provided by the JOBS Act. Accordingly, we have not been required to provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. Based on the Company’s aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of June 30, 2021, the Company expects that it will become a “large accelerated filer” and lose emerging growth company status beginning with its Annual Report on Form 10-K for the year ending December 31, 2021. Therefore, our independent registered public accounting firm will be required to provide the attestation report on our system of internal control over financial reporting in such Annual Report.

We currently qualify as a “smaller reporting company” as defined in the Exchange Act. As a result of becoming a “large accelerated filer”, we will no longer be a smaller reporting company even if our annual revenue is less than $100.0 million for the year ending December 31, 2021. As a result, starting with our first quarterly report in 2022, we will no longer be eligible to rely on the scaled disclosure exemptions applicable to smaller reporting companies.

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

While we have made meaningful progress on strengthening our internal controls relative to the previously identified material weaknesses, those material weaknesses have not yet been fully remediated.Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, as of the end of the period covered by this Quarterly Report on Form 10-Q, as a result of the ongoing remediation associated with the material weaknesses both discussed below and identified in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

The Company has taken the following remediation actions to date in relation to the previously identified material weaknesses described under Part II, Item 9A, “Disclosure Controls and Procedures,” of our Annual Report on Form 10-K and Part I, Item 4, “Controls and Procedures,” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021:

a.Hired experienced executives and personnel within our accounting and IT functions to strengthen the Company's expertise in financial close, technical accounting and reporting and IT capabilities;
b.Hired experienced personnel to enhance and operate our internal control program and execute related remediation efforts, including co-sourcing our internal audit function to an experienced, nationally recognized Big Four public accounting firm;
c.Implemented a formal financial reporting risk assessment with the assistance of third-party specialists;
d.Designed additional internal reporting processes and controls, including those intended to add rigor to our financial close processes;
e.Designed controls as it relates to segregation of duties, user access rights and privileges and change management;
f.Designed and implemented controls over account reconciliations and review of journal entries; and
g.Engaged third-party assistance by an experienced, nationally recognized Big Four accounting firm to aid in our evaluation of the accounting for complex transactions as they arise;

We will not be able to conclude whether the material weaknesses have been remediated until sufficient time has elapsed to provide evidence that the newly designed and implemented or enhanced controls are operating effectively.

Changes in Internal Control over Financial Reporting

During the second quarter of 2021, we implemented a new employee stock plan administration system. Accordingly, we are modifying the design and documentation of certain processes and internal controls related to the system implementation. We do not believe that the system implementation is likely to materially affect our internal control over financial reporting.

Other than as discussed above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a description of any material pending legal proceedings, please see Note 8, Commitments and Contingencies, of the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Except as stated below, there have been no material changes to our risk factors as previously disclosed our Annual Report on Form 10-K. Any of the risk factors included in the Annual Report on Form 10-K or enumerated below could result in a significant or material adverse effect on our results of operations, financial condition or cash flows. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We currently qualify as an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act; however, we will cease to qualify as an “emerging growth company” beginning with our Annual Report on Form 10-K for the year ending December 31, 2021, and at such time, will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

We currently qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act, as amended, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards and certain other exemptions and reduced reporting requirements provided by the JOBS Act. Accordingly, we have not been required to provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. Based on the Company’s aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of June 30, 2021, the Company expects that it will become a “large accelerated filer” and lose emerging growth company status beginning with its Annual Report on Form 10-K for the year ending December 31, 2021. Therefore, our independent registered public accounting firm will be required to provide the attestation report on our system of internal control over financial reporting in such Annual Report. If we are unable to assert that our internal control over financial reporting is effective, as a result of not having remediated the material weaknesses described herein, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or expresses an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets or other sources of funds and our stock price may be adversely affected.

We currently qualify as a “smaller reporting company” as defined in the Exchange Act. As a result of becoming a “large accelerated filer”, we will no longer be a smaller reporting company even if our annual revenue is less than $100.0 million for the year ending December 31, 2021. However, we will continue to be able to take advantage of certain of the scaled disclosures available to smaller reporting companies in our Annual Report on Form 10-K for the year ending

December 31, 2021 and our 2022 proxy statement. These scaled disclosures include presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and reduced disclosure obligations regarding executive compensation in our proxy statement. This may make comparison of our disclosures with another public company, which is not a smaller reporting company difficult because of the differences in the extent of such disclosure.

We face risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries.

We are, and may in the future become, subject to various litigation, other claims, suits, regulatory actions and government investigations and inquiries. See the description of certain current legal proceedings described under Note 8, Commitments and Contingencies, of the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below provides information with respect to recent repurchases of unvested shares of our common stock:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of		part of Publicly	Yet Be Purchased
	Shares Purchased	Average Price	Announced Plans or	Under the Plans or
Period	(1)	Paid per Share	Programs	Programs
April 1 - April 30, 2021	36,143	$0.01	—	—
May 1 - May 31, 2021	61,915	$0.01	—	—
June 1 - June 30, 2021	60,584	$0.01	—	—
(1)	Certain of our shares of common stock held by employees and service providers are subject to vesting. Unvested shares are subject to a right of repurchase by us in the event the holder of such shares is no longer employed by or providing services for us. All shares in the above table were shares repurchased as a result of our exercising this right and not pursuant to a publicly announced plan or program.

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
Consolidated Statement of Cash Flows
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
10.1

Binding Term Sheet for Vehicle Contract Manufacturing, dated June 16, 2021, by and between Canoo Technologies Inc. and VDL Nedcar B.V. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2021).

10.2*	CEO RSU Award Agreement between the Company and Anthony Aquila, dated April 21, 2021.
10.3

Offer letter, dated July 22, 2021, by and between Canoo Technologies Inc. and Josette Sheeran (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 26, 2021).

10.4*	Separation Agreement and Release between Canoo Technologies Inc. and Andrew Wolstan, dated May 3, 2021.
10.5*	Service Agreement between Canoo Technologies Inc. and Andrew Wolstan, dated May 3, 2021.
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

Date: August 16, 2021

CANOO INC.

	By:	/s/ Tony Aquila
	Name:	Tony Aquila
	Title:	Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Renato Giger
	Name:	Renato Giger
	Title:	Senior Vice President, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)