Form 10-Q
period 2021-09-30
Canoo Inc.
filed 2021-11-15
CIK 1750153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 8, 2021, there were 238,630,287 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	our ability to recognize the anticipated benefits of the business combination and proceeds from the concurrent private placement, which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;
●	our financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder;
●	changes in our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects and plans;
●	our product development timeline and expected start of production;
●	our manufacturing strategy, including with respect to a contract manufacturing partner and developing our owned facilities;
●	the implementation, market acceptance and success of our business model;
●	our ability to scale in a cost-effective manner;
●	developments and projections relating to our competitors and industry;
●	the impact of health epidemics or pandemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;
●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
●	our future capital requirements and sources and uses of cash;
●	our ability to obtain funding for our future operations;
●	our business, expansion plans and opportunities; and
●	the outcome of any known and unknown litigation and regulatory proceedings.

These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements. Below is a summary of certain material factors that may make an investment in our common stock speculative or risky.

●	We may be unable to develop, or may experience increases in our capital expenditure associated with or delays in the development of our own manufacturing facilities and in the design, production and launch of our EVs, which could harm our business, prospects, financial condition and operating results.
●	We are an early stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.
●	We may be unable to adequately control the costs associated with our operations.
●	We have yet to achieve positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.
●	Our financial results may vary significantly from period to period due to fluctuations in our operating costs, product demand and other factors.
●	Our business plans require a significant amount of capital. In addition, our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders’ equity or introduce covenants that may restrict our operations or our ability to pay dividends.
●	Our limited operating history makes evaluating our business and future prospects difficult and may increase the risk of your investment.
●	We previously identified material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.
●	If we fail to manage our growth effectively, we may not be able to design, develop, manufacture, market and launch our electric vehicles ("EVs") successfully.
●	Our ability to develop and manufacture EVs of sufficient quality and appeal to customers on schedule and on a large scale is unproven and still evolving.
●	We have no experience to date in high volume manufacture of our EVs, and when we manufacture, we will be manufacturing at least in part with a contract manufacturing partner with whom we have not previously worked.
●	We will depend initially on revenue generated from a single EV model and in the foreseeable future will be significantly dependent on a limited number of models.
●	We may fail to attract new customers in sufficient numbers or at sufficient rates or at all or to retain existing customers.
●	Increases in costs, disruption of supply or shortage of materials, in particular for lithium-ion battery cells, could harm our business.
●	A consumer subscription model is different from the predominant current distribution model for automobile manufacturers, which makes evaluating the impact of a subscription model on our business, operating results

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

Unless otherwise stated in this Quarterly Report on Form 10-Q or the context otherwise requires, and regardless of capitalization, references to:

●	“Business Combination” refers to the Company’s merger consummated on December 21, 2020 pursuant to that certain Merger Agreement and Plan of Reorganization, dated August 17, 2020, by and among HCAC, HCAC IV First Merger Sub, Ltd., an exempted company incorporated with limited liability in the Cayman Islands and a direct, wholly owned subsidiary of HCAC, EV Global Holdco LLC (f/k/a HCAC IV Second Merger Sub, LLC), a Delaware limited liability company and a direct, wholly owned subsidiary of HCAC, and Canoo Holdings Ltd., an exempted company incorporated with limited liability in the Cayman Islands.
●	“common stock” are to our common stock, $0.0001 par value per share;
●	“Company,” “our Company” “we” or “us” are to Canoo Inc. following completion of the Business Combination in December 2020;
●	“HCAC” means the special purpose acquisition company, Hennessy Capital Acquisition Corp. IV;
●	“Legacy Canoo” means Canoo Holdings Ltd. prior to completion of the Business Combination in December 2020;
●	“management” or our “management team” are to our officers and directors;

●	“private placement warrants” are to warrants sold to certain initial purchasers as part of the private placement that occurred simultaneously with the completion of HCAC’s initial public offering, which are not-redeemable so long as they are held by the initial purchasers of the warrants or their permitted transferees; and
●	“public warrants” are to our redeemable warrants sold as part of the units in HCAC’s initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants that are sold to third parties that are not initial purchasers of the warrants or their permitted transferees or otherwise voluntarily converted by their holder.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CANOO INC.

Condensed Consolidated Balance Sheets
(in thousands, except par values) (unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$414,904	$702,422
Restricted cash	1,410	—
Prepaids and other current assets	14,546	6,463
Total current assets	430,860	708,885
Property and equipment, net	140,867	30,426
Operating lease right-of-use assets	14,501	12,913
Other assets	28,319	1,246
Total assets	$614,547	$753,470

Liabilities and stockholders' equity
Liabilities
Current liabilities
Accounts payable	$63,322	$17,243
Accrued expenses and other current liabilities	43,388	10,625
Total current liabilities	106,710	27,868
Contingent earnout shares liability	32,337	133,503
Private placement warrants liability	—	6,613
Operating lease liabilities	14,032	13,262
Long-term debt	—	6,943
Other long-term liabilities	—	39
Total liabilities	153,079	188,228

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 500,000 authorized; 237,603 and 235,753 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	24	24
Additional paid-in capital	1,015,461	910,579
Accumulated deficit	(554,017)	(345,361)
Total stockholders’ equity	461,468	565,242
Total liabilities and stockholders’ equity	$614,547	$753,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statements of Operations (in thousands, except per share values)

Three and Nine Months Ended September 30, 2021 (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$—	$2,550	$—	$2,550

Costs and Operating Expenses
Cost of revenue, excluding depreciation	—	670	—	670
Research and development expenses, excluding depreciation	59,387	18,923	158,033	52,858
Selling, general and administrative expenses, excluding depreciation	45,510	8,405	144,072	15,897
Depreciation	2,109	1,738	6,317	5,179
Total costs and operating expenses	107,006	29,736	308,422	74,604
Loss from operations	(107,006)	(27,186)	(308,422)	(72,054)

Other (expense) income
Interest income (expense)	33	(1,094)	79	(10,465)
Gain on extinguishment of debt	—	5,045	—	5,045
Gain on fair value change in contingent earnout shares liability	25,764	—	101,166	—
Loss on fair value change in private placement warrants liability	—	—	(1,639)	—
Other income (expense), net	334	(155)	160	(47)
Loss before income taxes	(80,875)	(23,390)	(208,656)	(77,521)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(80,875)	$(23,390)	$(208,656)	$(77,521)

Per Share Data:
Net loss per share, basic and diluted	$(0.35)	$(0.20)	$(0.92)	$(0.82)

Weighted-average shares outstanding, basic and diluted	228,477	116,293	226,747	94,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statement of Stockholders’ Equity (in thousands)

Three and Nine Months Ended September 30, 2021 (unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	Equity
Balance as of December 31, 2020	235,753	$24	$910,579	$(345,361)	$565,242
Proceeds from exercise of public warrants	597	—	6,867	—	6,867
Repurchase of unvested shares – forfeitures	(118)	—	(2)	—	(2)
Issuance of shares for restricted stock units vested	1,230	—	—	—	—
Issuance of shares upon exercise of vested stock options	37	—	—	—	—
Stock-based compensation	—	—	45,146	—	45,146
Conversion of private placement warrants to public warrants	—	—	8,252	—	8,252
Net loss and comprehensive loss	—	—	—	(15,227)	(15,227)
Balance as of March 31, 2021	237,499	$24	$970,842	$(360,588)	$610,278
Repurchase of unvested shares – forfeitures	(56)	—	(2)	—	(2)
Issuance of shares for restricted stock units vested	114	—	—	—	—
Issuance of shares upon exercise of vested stock options	6	—	—	—	—
Stock-based compensation	—	—	25,514	—	25,514
Net loss and comprehensive loss	—	—	—	(112,554)	(112,554)
Balance as of June 30, 2021	237,563	$24	$996,354	$(473,142)	$523,236
Proceeds from exercise of public warrants	1	—	12	—	12
Repurchase of unvested shares – forfeitures	(391)	—	(3)	—	(3)
Issuance of shares for restricted stock units vested	418	—	—	—	—
Issuance of shares upon exercise of vested stock options	12	—	—	—	—
Stock-based compensation	—	—	19,098	—	19,098
Net loss and comprehensive loss	—	—	—	(80,875)	(80,875)
Balance as of September 30, 2021	237,603	$24	$1,015,461	$(554,017)	$461,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statement of Stockholders’ Deficit (in thousands)

Three and Nine Months Ended September 30, 2020 (unaudited)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficit
Balance as of December 31, 2019	108,838	$11	$202,796	$(258,675)	$(55,868)
Issuance of shares upon exercise of unvested share options	424	—	—	—	—
Exchange and gain on extinguishment of related party convertible debt	—	—	8,264	—	8,264
Stock-based compensation	—	—	389	—	389
Net loss and comprehensive loss	—	—	—	(30,890)	(30,890)
Balance as of March 31, 2020	109,262	$11	$211,449	$(289,565)	$(78,105)
Repurchase of shares – forfeitures	(3,127)	—	(25)	—	(25)
Stock-based compensation	—	—	351	—	351
Net loss and comprehensive loss	—	—	—	(23,241)	(23,241)
Balance as of June 30, 2020	106,135	$11	$211,775	$(312,806)	$(101,020)
Repurchase of shares – forfeitures	(293)	—	(2)	—	(2)
Exchange and gain on extinguishment of related party convertible debt	—	—	36,521	—	36,521
Stock-based compensation	—	—	319	—	319
Net loss and comprehensive loss	—	—	—	(23,390)	(23,390)
Balance as of September 30, 2020	105,842	$11	$248,613	$(336,196)	$(87,572)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statements of Cash Flows (in thousands)

Nine Months Ended September 30, 2021 and 2020 (unaudited)

	Nine months ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(208,656)	$(77,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,317	5,179
Non-cash operating lease expense	774	471
Loss on the disposal of property and equipment	—	9
Debt discount amortization	—	2,590
Gain on extinguishment of debt	—	(5,045)
Stock-based compensation	89,758	1,059
Gain on fair value in contingent earnout shares liability	(101,166)	—
Loss on fair value change in private placement warrants liability	1,639	—
Changes in operating assets and liabilities:
Prepaids and other current assets	(8,915)	(3,186)
Other assets	(939)	726
Accounts payable	23,920	1,082
Accrued interest expense	—	7,927
Accrued expenses and other current liabilities	16,647	1,618
Net cash used in operating activities	(180,621)	(65,091)

Cash flows from investing activities:
Purchases of property and equipment	(73,976)	(1,209)
Prepayment to VDL Nedcar	(26,134)	—
Net cash used in investing activities	(100,110)	(1,209)

Cash flows from financing activities:
Proceeds from related party convertible debt	—	90,000
Proceeds from convertible debt	—	90,500
Loan advance	—	7,017
Repayments on loan advance	—	(57)
Proceeds from issuance of shares	—	3
Repurchase of restricted shares	—	(27)
Proceeds from exercise of public warrants	6,879	—
Repurchase of unvested shares	(7)	—
Payment of offering costs	(5,306)	(1,307)
Repayment of PPP loan	(6,943)	—
Net cash (used in) provided by financing activities	(5,377)	186,129
Net (decrease) increase in cash, cash equivalents, and restricted cash	(286,108)	119,829

Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	702,422	29,507
Cash, cash equivalents, and restricted cash, end of period	$416,314	$149,336

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$414,904	$148,836
Restricted cash at end of period	1,410	500
Total cash, cash equivalents, and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$416,314	$149,336

Supplemental non-cash investing and financing activities
Acquisition of property and equipment included in current liabilities	$46,774	$4,137
Offering costs included in accounts payable	$8,001	$—
Offering costs included in accrued and other current liabilities	$—	$2,254
Recognition of operating lease right-of-use asset	$2,362	$—
Conversion of private placement warrants to public warrants	$8,252	$—
Exchange of convertible debt	$—	$291,309
Gain on extinguishment of related party convertible debt recorded in additional paid-in capital	$—	$44,785
Issuance of long-term debt in exchange for loan advance	$—	$7,017

Supplemental disclosures of cash flow information
Cash paid for interest	$60	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, unless otherwise stated) (unaudited)

1. Organization and Business

Canoo Inc. (“Canoo” or the “Company”) is a mobility technology company with a mission to bring electric vehicles (“EVs”) to everyone. The Company has developed a breakthrough EV platform that it believes will enable it to rapidly innovate, and bring new products addressing multiple use cases to market faster than its competition and at lower cost.

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

Recent Developments

On June 16, 2021, the Company and VDL Nedcar B.V. (“VDL Nedcar”) entered into a binding term sheet for vehicle contract manufacturing (the “Term Sheet”). On July 1, 2021, the Company made a $30.4 million pre-payment to VDL Nedcar pursuant to the Term Sheet, which was classified as an investing outflow in the accompanying condensed statement of cash flows. During the three months ended September 30, 2021, VDL Nedcar utilized $4.3 million of the prepayment to purchase property and equipment on behalf of the Company.  The remaining $26.1 million is classified as a long-term asset in Other Assets in the accompanying condensed consolidated balance sheet as of September 30, 2021.

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

Retroactive Application of Recapitalization

The Business Combination on December 21, 2020 was accounted for as a recapitalization of equity structure. Pursuant to GAAP, the Company retrospectively recasted the weighted-average shares included within its condensed consolidated statements of operations for the three and nine months ended September 30, 2020. Legacy Canoo redeemable convertible preference shares – Angel Series (“Angel Shares”) and Legacy Canoo redeemable convertible preference shares – Seed Series (“Seed Shares”) were converted to Legacy Canoo A series redeemable convertible preference shares and later were exchanged into Legacy Canoo ordinary shares. The basic and diluted weighted-average Legacy Canoo ordinary shares are retroactively converted to shares of the Company’s common stock to conform to the recasted condensed consolidated statements of stockholders' equity (deficit). The following table summarizes the weighted-average common stock of the Company, basic and diluted for the three and nine months ended September 30, 2020 after factoring all retroactive application of recapitalization.

			12/21/20				Weighted
			Merger	Recapitalized	Days		Average
		As	Conversion	Common	Outstanding	% of	Common
Date	Description	Calculated	Ratio	Stock	in 2020	weighting	Shares
3 months ended 9/30/2020	Weighted-average shares, basic and diluted	8,997,164	1.24	11,151,398		100%	11,151,398

12/31/2018	Angel Shares			51,316,627	92	100%	51,316,627

3/4/2019	Seed Shares			11,107,496	92	100%	11,107,496

5/6/2019	Seed Shares			11,107,495	92	100%	11,107,495

8/16/2020	Convertible Debt			63,219,362	46	50%	31,609,681

							116,292,697

			12/21/20				Weighted
		As	Merger	Recapitalized	Days		Average
		Previously	Conversion	Common	Outstanding	% of	Common
Date	Description	Reported	Ratio	Stock	in 2020	weighting	Shares
9 months ended 9/30/2020	Weighted-average shares, basic and diluted	7,997,527	1.24	9,912,414		100%	9,912,414

12/31/2018	Angel Shares			51,316,627	274	100%	51,316,627

3/4/2019	Seed Shares			11,107,496	274	100%	11,107,496

5/6/2019	Seed Shares			11,107,495	274	100%	11,107,495

8/16/2020	Convertible Debt			63,219,362	46	17%	10,613,470

							94,057,501

COVID-19

Beginning in the first quarter of 2021, there has been increasing availability and administration of vaccines against COVID-19 in many parts of the world, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, virus variants, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains and intermittent supplier delays. The Company has also previously been affected by temporary facility closures, employment and compensation adjustments, and impediments to administrative activities supporting its product research and development.

Ultimately, the Company cannot predict the duration or severity of the COVID-19 pandemic or any variant thereof. The Company will continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve its business as appropriate. To do this, the Company plans to project demand and infrastructure requirements globally and to deploy its workforce and other resources accordingly.

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

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as required by ASC 820, by level, within the fair value hierarchy as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets
Money Market Funds	$416,314	$416,314	$—	$—

Liability
Contingent earnout shares liability	$32,337	$—	$—	$32,337

	December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Assets
Money Market Funds	$702,422	$702,422	$—	$—

Liability
Contingent earnout shares liability	$133,503	$—	$—	$133,503
Private placement warrants liability	$6,613	$—	$6,613	$—

As described in Note 8, in connection with the Company’s agreement with Panasonic, there is a standby letter of credit of $0.8 million at September 30 2021 which is included in restricted cash. The letter of credit has a two-year term and will not be drawn upon unless the Company fails to make its invoice payments. Further, as of September 30, 2021, the company had $0.6 million in refundable customer deposits included in restricted cash.

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

Additionally, as described in Note 13, the private placement warrants that were outstanding were converted to public warrants on March 2, 2021. The private placement warrants were accounted for as a liability and its fair value is determined using Level 2 inputs, since the Company’s public warrants are actively traded and the Company’s private placement warrants have terms and provisions that are identical to those of the public warrants.

Following is a summary of the change in fair value of contingent Earnout Shares liability and private placement warrants liability for the nine months ended September 30, 2021 (in thousands).

Earnout Shares Liability

Beginning fair value at December 31, 2020	$133,503
Change in fair value during the period	(101,166)
Ending fair value at September 30, 2021	$32,337

Private Placement Warrants Liability

Beginning fair value at December 31, 2020	$6,613
Change in fair value during the period	1,639
Conversion of private placement warrants to public warrants	(8,252)
Ending fair value at September 30, 2021	$—

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options ("ASU No. 2021-04"). This ASU provides a principles-based framework for issuers to account for a modification or exchange of freestanding equity-classified written call options. The provisions of the ASU are effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on the consolidated financial statements.

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Machinery and equipment	$14,823	$15,292
Computer hardware	4,458	2,464
Computer software	7,409	5,159
Vehicles	298	63
Furniture and fixtures	740	519
Leasehold improvements	14,932	14,559
Construction-in-progress	117,437	5,283
	160,097	43,339
Less: Accumulated depreciation	(19,230)	(12,913)
Property and equipment, net	$140,867	$30,426

Construction-in-progress is primarily related to the development of manufacturing lines as well as equipment and tooling necessary in the production of the Company’s vehicles. Completed tooling assets will be transferred to their respective asset classes and depreciation will begin when an asset is ready for its intended use. As of September 30, 2021, manufacturing has not begun and therefore no depreciation on tooling has been recognized to date.

Depreciation expense for property and equipment was $2.1 million and $6.3 million for the three and nine months ended September 30, 2021, respectively. Depreciation expense for property and equipment was $1.7 million and $5.2 million for the three and nine months ended September 30, 2020, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued property and equipment purchases	$16,132	$3,992
Accrued research and development purchases	8,831	2,420
Accrued professional fees	11,914	1,386
Other accrued expenses	6,511	2,827
Total accrued expenses	$43,388	$10,625

7. Long-term debt

On July 7, 2020, Legacy Canoo entered into a promissory note for loan proceeds under the Paycheck Protection Program (the “PPP”) (the “PPP Loan”) administered by the Small Business Administration (“SBA”) established under Division A, Title I of the CARES Act. Loan advance proceeds were received by the Company in April 2020, and therefore were accounted for as a financing cash inflow in the condensed consolidated statement of cash flows for the nine months ended September 30, 2020.

The PPP provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the business, subject to certain limitations. The Company used the PPP Loan proceeds for purposes consistent with the provisions of the PPP. On May 14, 2021, the Company repaid its PPP Loan in full, which was accounted for as a financing cash outflow in the condensed consolidated statement of cash flows for the nine months ended September 30, 2021.

8. Commitments and Contingencies

Commitments

Refer to Note 9 for information regarding operating lease commitments.

In connection with the Company’s Sales Agreement (the “Sales Agreement”) with Panasonic Industrial Devices Sales Company of America, a Division of Panasonic Corporation of America (“PIDSA”) and Sanyo Electric Co. Ltd., acting through its Mobility Energy Business Division (“SANYO”, and together with PIDSA, “Panasonic”), there is a standby letter of credit of $0.8 million as of September 30, 2021. This letter of credit will not be drawn upon unless the Company fails to make its invoice payments.

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

In addition, on April 29, 2021, the SEC’s Division of Enforcement advised that it has opened an investigation related to, among other things, HCAC’s initial public offering, HCAC’s merger with the Company and the concurrent

PIPE offering, historical movements in the Company, the Company’s operations, business model, revenues, revenue strategy, customer agreements, earnings, and other related topics, along with the recent departures of certain of the Company’s officers. The SEC has informed the Company that its current investigation is a fact-finding inquiry. The SEC has also informed the Company that the investigation does not indicate that it has concluded that anyone has violated the law, and does not indicate that it has a negative opinion of any person, entity or security. We are providing the requested information and cooperating fully with the SEC investigation.

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

9. Operating Leases

On February 28, 2018, Legacy Canoo, via a wholly owned subsidiary, entered into a lease for an office facility in Torrance, California (“Torrance lease”) with an entity controlled by certain investors of Legacy Canoo, which was assigned to another entity controlled by certain investors of Legacy Canoo on April 30, 2018. The original lease term is 15 years and commenced on April 30, 2018. During the first quarter of 2021, the Company entered into a separate lease for an office facility in Justin, Texas (“Justin lease”) with an entity controlled by the Executive Chairman and Chief Executive Officer of the Company. The original lease term is 5 years 3 months, commencing on January 1, 2021. Effective July 30, 2021, the Company amended its Justin lease to extend the leased square footage for the duration of the arrangement term. The Torrance and Justin leases (collectively referred to herein as the “leases”) contain a 3% per annum escalation clause.

In June 2021, the Torrance lease property was sold to a non-related party lessor. The change in lessor did not impact the terms and conditions of the Torrance lease. As such, payments made to the new landlord after June 2021 will not be considered as a related party lease expense.

The Torrance lease and Justin lease contain the option to extend the terms of the leases for two additional 60-month periods and one additional 60-month period, respectively, commencing when the prior term expires. At the  inception of each of the leases, it was not reasonably certain we would exercise any of the options to extend the term of the leases. There were no changes to that assessment as of September 30, 2021.

The Company has determined that the leases do not effectively transfer control of the underlying facilities to the Company based on the lease terms and, accordingly, the Company has classified the leases as operating leases. As such, the rent and property taxes are expensed on a straight-line basis in the condensed consolidated statements of operations.

Related party lease expense related to these leases was $0.1 million and $1.2 million for the three and nine months ended September 30, 2021, respectively. Related party lease expense related to these operating leases was $0.4 million and $1.3 million for the three and nine months ended September 30, 2020, respectively.

The weighted average remaining lease term at September 30, 2021 and December 31, 2020 was 10.9 years and 12.3 years, respectively.

Maturities of the Company’s operating lease liabilities at September 30, 2021 were as follows (in thousands):

Operating
Lease
2021 (excluding the nine months ended September 30, 2021)	$467
2022	1,909
2023	1,966
2024	2,025
2025	2,085
Thereafter	14,194
Total lease payments	22,646
Less: imputed interest(1)	7,852
Present value of operating lease liabilities	14,794
Current portion of operating lease liabilities(2)	762
Operating lease liabilities, net of current portion	$14,032
(1)	Calculated using the incremental borrowing rate
(2)	Included within Accrued expenses and other current liabilities line item on the Condensed Consolidated Balance Sheet.

10. Related Party Transactions

On November 25, 2020, Legacy Canoo entered into an agreement, which remains in effect, with Tony Aquila, Executive Chairman and Chief Executive Officer (“CEO”) of the Company, to reimburse Mr. Aquila for certain air travel expenses based on certain agreed upon criteria (“aircraft reimbursement”). The total aircraft reimbursement to Mr. Aquila for the use of an aircraft owned by Aquila Family Ventures, LLC (“AFV”), an entity controlled by Mr. Aquila, for the purposes related to the business of the Company was approximately $0.5 million and $1.5 million for the three and nine months ended September 30, 2021, respectively.

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

As of December 21, 2020, the initial fair value of the Earnout Shares liability was recognized at $248.9 million with a corresponding reduction from the additional paid-in capital in stockholders’ (deficit) equity. As of September 30, 2021 and December 31, 2020 the fair value of the Earnout Shares liability was estimated to be $32.3 million and $133.5 million, respectively. The Company recognized a gain on the fair value change in Earnout Shares liability of $25.8 million and $101.2 million as other income (expense) in its condensed consolidated statement of operations for the three and nine months ended September 30, 2021, respectively.

12. Stock-based Compensation

On the Closing Date of the Business Combination, the Legacy Canoo 2018 Employee Stock Option Plan (“Legacy Canoo 2018 Equity Plan”) was converted to the Company’s 2018 Employee Stock Option and Grant Plan (“2018 Equity Plan”) with the Legacy Canoo ordinary shares authorized for issuance pursuant to previously issued awards converted at the Exchange Ratio of 1.239434862 to the Company’s common stock and the exercise price per option and purchase price per restricted shares decreased proportionately by the same conversion ratio. See additional discussion on the retroactive application of recapitalization in Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Annual Report on Form 10-K.

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

Under the 2018 Equity Plan, employees may exercise stock options prior to vesting. The Company has the right to repurchase any unvested (but issued) shares upon termination of service of an employee at the original exercise price. The consideration received for the early exercise of an option is considered to be a deposit and the related amount is recorded as a liability.

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

Restricted Stock Units (“RSUs”)

Under the 2020 Equity Incentive Plan, employees are compensated through various forms of equity, including RSUs. Each RSU represents a contingent right to receive one share of the Company’s common stock. During the three months ended September 30, 2021, no RSUs were granted. During the nine months ended September 30, 2021, 6,985,548 RSUs were granted, of which 998,994 vested immediately and the remainder subject to time-based vesting.

On May 14, 2021, the Company awarded 500,000 RSUs to the CEO. The RSUs vest in one-third increments on the first, second, and third anniversaries of the vesting commencement date, December 21, 2020, subject to continuous service.

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

PSUs subject to performance conditions, such as operational milestones, are measured on the grant date, the total fair value of which is calculated as the product of the number of PSUs and the grant date stock price. Compensation expense for PSUs with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period. The following PSUs were granted to the CEO in the second quarter of 2021, with a total grant date fair value of approximately $15.9 million:

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

As of grant date, the Company’s analysis determined that these operational milestone events are probable of achievement. The compensation expense recognized for the PSUs awarded to the CEO in the second quarter of 2021 was $1.8 million and $3.0 million for the three and nine months ended September 30, 2021, respectively.

The following table summarizes the Company’s stock-based compensation expense by line item for the three- and nine months ended periods presented in the condensed consolidated statements of operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$5,810	$225	$22,634	$688
Selling, general and administrative	13,288	94	67,124	371
Total	$19,098	$319	$89,758	$1,059

The Company’s total unrecognized compensation cost as of September 30, 2021, was $59.6 million.

13. Warrants

As of September 30, 2021, the Company had 23,755,169 public warrants outstanding. Each public warrant entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment. The public warrants will expire on the fifth anniversary of the Closing Date of the Business Combination, or earlier upon redemption or liquidation.

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

On March 2, 2021, all of the private placement warrants were converted to public warrants. As noted in Note 3, the private placement warrants were accounted for as a liability until the private placement warrants were converted to public warrants. There were 1,061 and 598,175 public warrants exercised for the three and nine months ended September 30, 2021, respectively, for total proceeds of $6.9 million.

14. Net Loss per Share

The condensed consolidated statements of operations include the basic and diluted net loss per share.

The following table presents the potential shares that were excluded from the computation of diluted net loss per share, because their effect was anti-dilutive as follows (in thousands):

	September 30,
	2021	2020
Early exercise of unvested stock options	3,146	6,864
Options to purchase common stock	285	352
Restricted common stock shares	5,123	13,631
Restricted and performance stock units	15,086	5,555

15. Income Taxes

As the Company has not generated any taxable income since inception, the cumulative deferred tax assets remain fully offset by a valuation allowance, and no benefit from federal or state income taxes has been included in the condensed consolidated financial statements.

16. Subsequent Events

On October 6, 2021, the Company awarded 1,468,429 time-based RSUs equal to $10 million to Josette Sheeran, in connection with her appointment to President of the Company on July 26, 2021. The number of units awarded was based upon the fair market value of the Company’s common stock on October 4, 2021.

On October 19, 2021, the Company entered into the Sales Agreement effective October 15, 2021, with Panasonic for the supply of lithium-ion battery cells. The agreement stipulates an upfront non-refundable $30 million payment payable in tranches through March 2022 and provides for purchase commitments by the Company during an initial purchase period from August 2022 through December 2023.

On October 20, 2021, the Company entered into a lease for an office and research and development laboratory facility in Auburn Hills, Michigan, to facilitate the Company’s continued personnel growth and support strong supplier relationships in this region. The total minimum lease payments over the initial lease term of approximately 11 years is $12.7 million.

On November 4, 2021, the CEO was awarded 6,000,000 PSUs based on the Company's achievement of certain specified stock price milestones over a five-year performance period ending November 2026, subject to continued service with the Company through the applicable vesting dates.

The Company has analyzed its operations subsequent to September 30, 2021 through the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read in conjunction with our condensed consolidated interim financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q. The statements in this discussion regarding expected and other production timelines, development of our own manufacturing facilities, industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Annual Report on Form 10-K”), Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q  and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

We are a mobility technology company with a mission to bring EVs to everyone. We have developed a technology platform, referred to as the Multi-Purpose Platform or platform, built to be highly modular and to enable us to rapidly innovate, and bring new products addressing multiple use cases to market faster than our competition and at lower cost. Our Multi-Purpose Platform is a self-contained, fully-functional rolling chassis that directly houses all of the most critical components for operation of an EV. These include our in-house designed proprietary performance electric drivetrain, true steer-by-wire system, our low-profile suspension systems, our battery systems, our advanced vehicle control electronics and software and other critical components, all of which have been optimized for functional integration and versatility.

Our initial vehicle lineup currently includes our Lifestyle Vehicle, with multiple use case variants and trim levels, including a delivery variant, our Multi-Purpose Delivery Vehicle (“MPDV”), and our Pickup. This vehicle lineup positions us well to meet demands in multiple target markets for the benefit of a wide array of potential customers.

All our vehicles are expected to offer competitive performance capabilities paired with class-leading cargo and passenger volume on a small footprint. Our vehicle architecture and design philosophy is aimed at driving productivity and returning capital to our customers. Each vehicle has been developed to be modular and customizable to enhance the long term value of the vehicles. In addition, we are developing a software ecosystem, which aims to deliver a one-stop customer experience with direct access to vehicle telematics and control of key functionality. We also envision the Canoo app having functionality to schedule mobile services and provide instant quotes for insurance, financing, and valuation via direct integration with third-party providers.

Recent Developments

We continue to make progress towards the development and launch of our initial slate of vehicles. After having completed over 500,000 testing miles, the team has now moved fully into Gamma development on the Lifestyle Vehicle, continuing our progress towards an expected start of production in 2022. Development also continues on the MPDV and Pickup.

In prior updates, we announced the selection of Oklahoma as the location for our owned U.S. mega microfactory manufacturing facility. We have recently expanded this partnership to include Arkansas and additional locations in Oklahoma. Our Arkansas sites will include a new corporate headquarter for the Company, an advanced industrialization production facility and a research and development center. The expansion in Oklahoma is expected to feature a new research and development center, software development center and customer support and finance center. In our owned production facilities, we expect to produce certain variants of the Lifestyle Vehicle for the US market, as well as the MPDV and Pickup, when those vehicles are launched to the market.

In October 2021, we entered into a Sales Agreement with Panasonic for the supply of lithium-ion battery cells. Panasonic has a proven track record as a world-class battery supplier with billions of cells on the road today, and this partnership is expected to help us to meet production timelines and deliver strong safety and durability performance in our vehicles.

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

Successful Commercialization Our EVs

We expect to derive future revenue from our first vehicle offerings, which are not expected to launch until late 2022 or after. In order to reach commercialization, we must purchase and integrate related property and equipment, as well as achieve several research and development milestones.

We expect that both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:

●	commercialize our EVs;
●	invest in manufacturing capacity, via both our own owned facilities and contract manufacturing;
●	continue to invest in our technology, research and development efforts;
●	increase our investment in marketing, advertising, sales and distribution infrastructure for our EVs and services;
●	obtain, maintain and improve our operational, financial and management information systems;
●	hire additional personnel;
●	obtain, maintain, expand and protect our intellectual property portfolio; and

●	continue to operate as a public company.

As a result, we will require substantial additional capital to develop our EVs and services and fund our operations for the foreseeable future. We will also require capital to identify and commit resources to investigate new areas of demand. Until we can generate sufficient revenue from vehicle sales, we expect to primarily finance our operations through commercialization and production with proceeds from the Business Combination, including the proceeds from the PIPE financing that took place concurrently with the Business Combination, and, as needed, secondary public equity offerings or debt financings. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our research and development efforts and our ability to successfully manage and control costs.

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

As the COVID-19 pandemic continues to evolve, the ultimate extent of the impact on our business, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the pandemic, the pandemic’s further impact on the U.S. and global economies (including on supply chain and inflation) and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic, including rollout of,  acceptance of, and effectiveness of vaccines, as well as emergence of virus variants.

The measures taken to control the spread of the virus have adversely impacted our employees’ ability to collaborate in a discipline that requires a high degree of collaborative work. Our operations have had to change and adapt to meet these new demands. The operations of our suppliers, vendors and business partners have also been impacted. Various aspects of our business cannot be conducted remotely, including the testing and manufacturing of our EVs. Further, as a growing company, the ability for us to hire, onboard and train new employees has been impacted and has required us to evaluate areas of our business that will not result in the best use of our human capital for long-term growth. The spread of COVID-19 has also caused us and many of our contractors and service providers to modify our business practices (including employee travel, recommending that all non-essential personnel work from home and cancellation or reduction of physical participation in testing activities, meetings, events and conferences), and collectively with our contractors and service providers, we have been and may further be required to take actions as required by government authorities or that we determine are in the best interests of our employees, customers, suppliers, vendors and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

With the expansion of vaccination efforts in the United States and elsewhere, a majority of governmental restrictions have loosened, and businesses are resuming more normal operations. However, while the pandemic continues, if significant portions of our workforce or contractors and service providers are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted. These factors related to COVID-19 are beyond our knowledge and control and, as a result, at this time, we are unable to predict the ultimate impact, both in terms of severity and duration, that the COVID-19 pandemic will have on our business, operating results, cash flows and financial condition, but it could be material if the current circumstances continue to exist for a prolonged period of time. Although we have made our best estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. Accordingly, it is reasonably possible that the estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, and if so, we may be subject to future impairment losses related to long-lived assets as well as changes to valuations.

Key Components of Statements of Operations

Basis of Presentation

Currently, we conduct business through one operating segment. We are an early stage-growth company with no commercial operations, and our activities to date have been limited and are conducted in the United States. For more information about our basis of presentation, refer to Note 2 of the notes to our accompanying financial statements for the three and nine months ended September 30, 2021 and 2020.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2021 and 2020

The following table sets forth our historical operating results for the periods indicated:

	Three months ended				Nine months ended
	September 30,		$	%	September 30,		$	%
(in thousands)	2021	2020	Change	Change	2021	2020	Change	Change
Revenue	$—	$2,550	$(2,550)	(100.0)%	$-	$2,550	$(2,550)	(100.0)%
Costs and operating expenses
Cost of revenue, excluding depreciation	—	670	(670)	(100.0)%	-	670	(670)	(100.0)%
Research and development expenses, excluding depreciation	59,387	18,923	40,464	213.8%	158,033	52,858	105,175	199.0%
Selling, general and administrative expenses, excluding depreciation	45,510	8,405	37,105	441.5%	144,072	15,897	128,175	806.3%
Depreciation	2,109	1,738	371	21.3%	6,317	5,179	1,138	22.0%
Total costs and operating expenses	107,006	29,736	77,270	259.9%	308,422	74,604	233,818	313.4%
Loss from operations	(107,006)	(27,186)	(79,820)	293.6%	(308,422)	(72,054)	(236,368)	328.0%
Interest income (expense)	33	(1,094)	1,127	(103.0)%	79	(10,465)	10,544	(100.8)%
Gain on extinguishment of debt	—	5,045	(5,045)	(100.0)%	-	5,045	(5,045)	(100.0)%
Gain on fair value change in contingent earnout shares liability	25,764	—	25,764	NM	101,166	-	101,166	NM
Loss on fair value change in private placement warrants liability	—	—	—	NM	(1,639)	-	(1,639)	NM
Other income (expense), net	334	(155)	489	(315.5)%	160	(47)	207	(440.4)%
Loss before income taxes	(80,875)	(23,390)	(57,485)	245.8%	(208,656)	(77,521)	(131,135)	169.2%
(Provision for) income taxes	—	—	—	NM	-	-	-	NM
Net loss and comprehensive loss	$(80,875)	$(23,390)	$(57,485)	245.8%	$(208,656)	$(77,521)	$(131,135)	169.2%

“NM” means not meaningful

Revenue and Cost of Revenue, excluding Depreciation

During the three and nine months ended September 30, 2020, revenue was derived from the provision of consulting services. Cost of revenue, excluding depreciation, includes materials, labor, and other direct costs related to the provision of engineering, development, and design consulting services. The total revenue was $2.6 million and related cost of revenue was $0.7 million for the three and nine months ended September 30, 2020.

During the three and nine months ended September 30, 2021, there was no revenue generated since the Company is an early stage growth company in the pre-commercialization stage of development.

Research and Development Expenses, excluding Depreciation

Research and development expenses increased by $40.5 million, or 213.8%, to $59.4 million in the three months ended September 30, 2021, compared to $18.9 million the three months ended September 30, 2020. The increase was primarily due to increases in research and development costs of $22.4 million, salary and related benefits expense of $12.8 million, and stock-based compensation expense of $5.6 million, respectively. The increase in research and development costs primarily related to expenditures for the Gamma stage engineering design and development costs incurred during the three months ended September 30, 2021.

Research and development expenses increased by $105.1 million, or 199.0%, to $158.0 million in the nine months ended September 30, 2021, compared to $52.9 million in the nine months ended September 30, 2020. The increase was primarily due to increases in research and development costs of $54.0 million, salary and related benefits expense of$25.0 million, and stock-based compensation expense of $21.9 million, respectively. The increase in research and development costs primarily relates to our expenditures for the Gamma stage engineering design and development costs incurred during the nine months ended September 30, 2021.

The increase in stock-based compensation expenses of $5.6 million and $21.9 million during the three and nine months ended September 30, 2021, respectively, was primarily driven by the recognition of stock compensation expense related to issuance of awards to employees and board of directors along with the modification of certain performance restricted stock awards to become time-based vesting with a merger trigger, which was satisfied on December 21, 2020. See further discussion on the restricted stock awards in Note 12 of the notes to our accompanying financial statements.

Salary and related benefits expenses increased $12.8 million, from $11.0 million during the three months ended September 30, 2020 to $23.8 million during the three months ended September 30, 2021. Salary and related benefits increased $25.0 million from $33.9 million during the nine months ended September 30, 2020 to $58.9 million during the nine months ended September 30, 2021. These increases are primarily due to continued investment in personnel and contract employees to drive and reach our research and development goals.

We expect to continue to see an overall increase in research and development expenses to support our growth and initiatives related to the Lifestyle Vehicle, Multi-Purpose Delivery Vehicles, and Pickup which are expected to launch as early as 2022 and 2023.

Selling, General and Administrative Expenses, excluding Depreciation

Selling, general and administrative expenses increased by $37.1 million, or 441.5%, to $45.5 million in the three months ended September 30, 2021, compared to $8.4 million in the three months ended September 30, 2020.  The increase was primarily due to increases of $13.0 million in professional fees, $13.2 million in stock-based compensation expenses, $7.2 million in salary and related benefits, and $2.6 million in occupancy costs. Other factors affecting selling, general and administrative expenses were individually immaterial.

Selling, general and administrative expenses increased by $128.2 million, or 806.3%, to $144.1 million in the nine months ended September 30, 2021, compared to $15.9 million in the nine months ended September 30, 2020. The increase was primarily due to increases of $66.8 million in stock-based compensation expenses, $29.1 million in professional fees, $11.9 million in salary and related benefits, $8.5 million in occupancy costs, and $5.9 million in marketing spend. Other factors affecting selling, general and administrative expenses were individually immaterial.

The increase in stock-based compensation expenses of $13.2 million and $66.8 million for the three and nine months ended September 30, 2021, respectively, was primarily driven by certain awards granted during the periods subject to time-based vesting. The remaining increase was primarily driven by the continued recognition of stock compensation expense, resulting from the modification of certain performance restricted stock awards to become time-based vesting with a merger trigger, which was satisfied on December 21, 2020. See further discussion on the restricted stock awards in Note 12 of the notes to our accompanying financial statements. Other factors affecting stock-based compensation expenses were individually immaterial.

Professional fees increased by $13.0 million and $29.1 million during the three and nine months ended September 30, 2021, respectively, primarily due to activities related to business development, legal fees, and consulting fees.

Salary and related benefits expenses increased $7.2 million to $9.3 million in the three months ended September 30, 2021, compared to $2.1 million in the three months ended September 30, 2020. Salary and related benefits expenses increased $11.9 million to $18.7 million in the three months ended September 30, 2021, compared to $6.8 million in the three months ended September 30, 2020. These increases were due primarily to investment in personnel to support our growth and achieve start of production in late 2022.

We expect to continue to see an overall increase in selling, general and administrative expenses to support our growth and initiatives related to the Lifestyle Vehicle, Multi-Purpose Delivery Vehicles, and Pickup which are expected to launch as early as 2022 and 2023.

Interest Expense

Interest expense decreased by $1.1 million and $10.5 million in the three and nine months ended September 30, 2021, respectively. The decrease was primarily due to interest expense incurred and the amortization of debt discount on related party convertible notes that were repaid in connection with the Business Combination.

Gain on Fair Value Change in Contingent Earnout Shares Liability

The Company has a contingent obligation to issue 15.0 million shares of its common stock to certain stockholders and employees (the "Earnout Shares"). We recognized a non-cash gain on fair value change in contingent Earnout Shares liability of $25.8 million and $101.2 million in the three and nine months ended September 30, 2021, respectively, which was a result of the periodic remeasurement of the fair value of our contingent Earnout Shares liability. See further discussion on the contingent Earnout Shares liability in Note 11 of the notes to our accompanying financial statements.

Gain on Extinguishment of Debt

The Company recognized a gain on extinguishment of debt of $5.0 million in the three and nine months ended September 30, 2020 which was a result of the conversion of all of the Company’s outstanding convertible notes on August 16, 2020.

Loss on Fair Value Change of Private Placement Warrants Liability

We recognized a non-cash loss on fair value change of private placement warrants liability of $1.6 million in the nine months ended September 30, 2021, which was a result of the periodic remeasurement of the fair value of our private placement warrants liability. See further discussion on the private placement warrants liability in Note 13 of the notes to our accompanying financial statements.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(80,875)	$(23,390)	$(208,656)	$(77,521)
Interest (income) expense	(33)	1,094	(79)	10,465
Provision for income taxes	—	—	—	—
Depreciation	2,109	1,738	6,317	5,179
EBITDA	(78,799)	(20,558)	(202,418)	(61,877)
Adjustments:
Gain on fair value change in contingent earnout shares liability	(25,764)	—	(101,166)	—
Loss on fair value change in private placement warrants liability	—	—	1,639	—
Other (income) expense, net	(334)	155	(160)	47
Stock-based compensation	19,098	319	89,758	1,059
Adjusted EBITDA	$(85,799)	$(20,084)	$(212,347)	$(60,771)

Liquidity and Capital Resources

As of September 30, 2021, our principal source of liquidity was our cash balance in the amount of $414.9 million, which was primarily invested in money market funds that consist of liquid debt securities issued by the U.S. government.

As an early stage growth company in the pre-commercialization stage of development, the net losses and comprehensive losses we have incurred since inception are consistent with our strategy and budget. We will continue to incur net losses and comprehensive losses in accordance with our operating plan as we continue to expand our research and development activities to complete the development of our Multi-Purpose Platform and EVs, establish our go-to-market model and scale our operations to meet anticipated demand. We expect that both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:

●	commercialize our EVs;
●	continue to invest in our technology, research and development efforts;
●	increase our investment in marketing, advertising, sales and distribution infrastructure for our EVs and services;
●	obtain, maintain and improve our operational, financial and management information systems;
●	hire additional personnel;
●	obtain, maintain, expand and protect our intellectual property portfolio; and
●	continue to operate as a public company.

As an early stage growth company adjusting to the long-term implications of the COVID-19 pandemic, our ability to access capital is critical. Management plans to raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing. Additional financing may not be available on favorable terms or at all and equity financing could be dilutive to current stockholders. Debt financing and other non-dilutive financing, if available, may involve restrictive covenants and dilutive financing instruments.  Our ability to access capital when needed is not assured and, if capital is not available to us when, and in the amounts needed, we will not be able to expand our operations beyond bringing the lifestyle vehicle to the point of production, and we could be required to delay, scale back, or abandon some or all of our development programs and other operations, which could materially harm our business, financial condition and results of operations.

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

Cash Flows Summary

Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	For the Nine Months Ended
	September 30,
Consolidated Cash Flow Statements Data:	2021	2020
Net cash used in operating activities	$(180,621)	$(65,091)
Net cash used in investing activities	(100,110)	(1,209)
Net cash (used in) provided by financing activities	(5,377)	186,129

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

Net cash used in operating activities was $180.6 million for the nine months ended September 30, 2021. Our cash outflow from operating activities primarily consist of payments related to our research and development and selling, general and administration expenses. Total expenditure as it relates to research and development excluding depreciation was $158.0 million during the nine months ended September 30, 2021, of which $22.6 million related to stock-compensation expenses. We also incurred selling, general and administration expenses of $144.1 million for the nine months ended September 30, 2021, of which $67.1 million related to stock-compensation expenses during the nine months ended September 30, 2021. The expenses include salaries and benefits paid to employees as primarily all salaries and benefits were paid in cash during the nine months ended September 30, 2021.

Net cash used in operating activities was $65.1 million for the nine months ended September 30, 2020. Our cash outflow from operating activities primarily consist of payments related to our research and development and selling, general and administration expenses. The total expenditure as it relates to research and development excluding depreciation was $52.9 million during the nine months ended September 30, 2020, of which $0.7 million related to stock-compensation expenses during the nine months ended September 30, 2020. We also incurred selling, general and administration expenses of $15.9 million for the nine months ended September 30, 2020, of which $0.4 million related to stock-compensation expenses during the period. Primarily all of research and development and selling, general and administrative expenses were paid in cash.  The expenses include salaries and benefits paid to employees as primarily all salaries and benefits were paid in cash during the nine months ended September 30, 2020.

Cash Flows from Investing Activities

We continue to experience negative cash flows from investing activities as we expand our business and continue to build our infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth.

Net cash used in investing activities was approximately $100.1 million for the nine months ended September 30, 2021 which primarily consisted of purchases of production tooling as well as machinery and equipment to support future manufacturing activities.

Net cash used in investing activities was $1.2 million for the nine months ended September 30, 2020, which primarily consisted of purchases of machinery and equipment, computer hardware and software and leasehold improvements.

Cash Flows from Financing Activities

Net cash used in financing activities was $5.4 million for the nine months ended September 30, 2021, which was primarily due to a $6.9 million repayment of the Company’s PPP loan and $5.3 million in payments for offering costs, offset by proceeds of $6.9 million resulting from the exercise of public warrants.

Net cash provided by financing activities was $186.1 million for the nine months ended September 30, 2020, which was primarily due to the proceeds from convertible debt and derivative liability as well as the loan advance.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2020. For a discussion of our critical accounting policies and estimates, see the section titled “Critical Accounting Policies and Estimates” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included in our Annual Report on Form 10-K.”

Emerging Growth Company and Smaller Reporting Company Status

We currently qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act, as amended, and have elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards and certain other exemptions and reduced reporting requirements provided by the JOBS Act. Accordingly, we have not been required to provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. Based on the Company’s aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of June 30, 2021, the Company will become a “large accelerated filer” and lose emerging growth company status beginning with its Annual Report on Form 10-K for the year ending December 31, 2021. Therefore, our independent registered public accounting firm will be required to provide the attestation report on our system of internal control over financial reporting in such Annual Report.

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

While we have made meaningful progress on strengthening our internal controls relative to the previously identified material weaknesses, those material weaknesses have not yet been fully remediated. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, as of the end of the period covered by this Quarterly Report on Form 10-Q, as a result of the ongoing remediation associated with the material weaknesses both discussed below and identified in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

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

d.Designed and implemented additional internal reporting processes and controls, including those intended to add rigor to our financial close processes;
e.Designed and implemented controls as it relates to segregation of duties, user access rights and privileges and change management;
f.Designed and implemented controls over account reconciliations and review of journal entries;
g.Engaged third-party assistance by an experienced, nationally recognized Big Four accounting firm to aid in our evaluation of the accounting for complex transactions as they arise; and
h.	Designed and began execution of a comprehensive management testing program covering all key controls that were implemented to support to our remediation efforts.

We will not be able to conclude whether the material weaknesses have been remediated until sufficient time has elapsed to provide evidence that the newly designed and implemented or enhanced controls are operating effectively and operating effectiveness has been validated through completion of our management testing program.

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

Other than as discussed above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a description of any material pending legal proceedings, please see Note 8, Commitments and Contingencies, of the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Except as stated below, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K. Any of the risk factors included in the Annual Report on Form 10-K or enumerated below could result in a significant or material adverse effect on our results of operations, financial condition or cash flows. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Risks Related to our Production Processes and Supply Chain

We may not be able to realize the non-dilutive financial incentives offered by the States of Oklahoma and Arkansas where we will develop our own manufacturing facilities. Developing our own manufacturing facilities for production of our EVs could increase our capital expenditures and delay or inhibit production of our EVs.

In June 2021, we finalized the selection of the State of Oklahoma as the location for our U.S. mega microfactory (among other facilities) to execute Phase 2 of production of our EVs, and in November 2021, we finalized the selection of the State of Arkansas as the location for an advanced industrialization facility (among other facilities), which is expected to support our initial production of EVs starting in 2022. As part of the negotiations with the State of Oklahoma and the State of Arkansas, the States have offered non-dilutive financial incentives to support our facilities, which we expect could be realized through a period of time based upon the achievement of certain milestones.

Our agreements with the States of Arkansas and Oklahoma are preliminary and there is no assurance that we will be able to enter into definitive agreements reflecting the non-dilutive financial incentives we have been offered. There is also no guarantee that if we are able to enter into definitive agreements, we will be able to achieve the milestones or other requirements established by the States of Arkansas and Oklahoma to realize the full value of the financial incentives. Other factors beyond our control, could also impact the ability of the States to materialize such incentives. As a result, there is no guarantee that we will realize the non-dilutive incentives offered to us.

In addition, there can be no assurance that we will be able to establish our own production facilities in the State of Arkansas or the State of Oklahoma within the planned timelines, or at all. The expense and time required to complete development of such facilities and to assure that EVs manufactured at such facilities comply with our quality standards and regulatory requirements could be greater than currently anticipated. Developing our own manufacturing and production facilities could increase our capital expenditures and could delay production of our EVs. If we are unable to complete development of our facilities in accordance with our anticipated timelines, we may be unable to produce and deliver our EVs to the market within our planned timelines.

Our manufacturing facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, flooding, fire and power outages, or by health epidemics, such as the recent COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our EVs for some period of time. The inability to manufacture our EVs or the backlog that could develop if our manufacturing facilities are inoperable for even a short period of time may result in the loss of customers or harm our reputation.

Risks Related to Technology, Data and Privacy-Related Matters

Our partners and third-party vendors, including our selected outsourced manufacturing partner, are subject to cybersecurity and other production risks, which could harm our competitive advantage or cause delays in the production of our vehicles.

The parent company of our selected outsourced manufacturing partner, VDL Nedcar B.V. (“VDL Nedcar”), was the subject of a large-scale cybersecurity attack on October 7, 2021, which disabled computers and servers and resulted in the shutdown of a large part of its operations, some of which have only resumed recently. Because the investigation as to the background and consequences of the attack remain ongoing, we have not yet been able to determine if the proprietary information and intellectual property we have shared with VDL Nedcar in anticipation of entering into definitive agreements, was accessed, compromised or misappropriated in the incident. If the perpetrators of the attack obtained access to our proprietary information and intellectual property, our competitive advantage could be seriously harmed. Loss of our competitive advantage could adversely affect our business, prospects, financial condition and operating results.

If our selected outsourced manufacturing partner suffers disruptions, delays or capacity constraints as a result of cybersecurity attacks or otherwise, and is unable to manufacture EVs at scale that meet our specifications and timeline, or if we are not able to enter into long-term definitive agreements with our selected outsourced manufacturing partner, we may need to accelerate our plans with respect to the development of our own manufacturing facilities or find other alternatives, including securing a different outsourced manufacturer. Pursuing these alternatives could cause significant delays in the production of our vehicles and cause us to incur additional costs. Delays and additional costs could have a material adverse effect on our business, prospects, financial condition and operating results.

Risks Related to Environmental, Regulatory and Tax Matters

We face risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries.

We are, and may in the future become, subject to various litigations, other claims, suits, regulatory actions and government investigations and inquiries. See the description of certain current legal proceedings described under Note 8, Commitments and Contingencies, of the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

General Risk Factors

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

We currently qualify as a “smaller reporting company” as defined in the Exchange Act. As a result of becoming a “large accelerated filer”, we will no longer be a smaller reporting company even if our annual revenue is less than $100.0 million for the year ending December 31, 2021. However, we will continue to be able to take advantage of certain of the scaled disclosures available to smaller reporting companies in our Annual Report on Form 10-K for the year ending December 31, 2021 and our 2022 proxy statement. These scaled disclosures include presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and reduced disclosure obligations regarding executive compensation in our proxy statement. This may make comparison of our disclosures with another public company, which is not a smaller reporting company, difficult because of the differences in the extent of such disclosure.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below provides information with respect to recent repurchases of unvested shares of our common stock:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of		part of Publicly	Yet Be Purchased
	Shares Purchased	Average Price	Announced Plans or	Under the Plans or
Period	(1)	Paid per Share	Programs	Programs
July 1 - July 31, 2021	125,761	$0.01	—	—
August 1 - August 31, 2021	62,191	$0.01	—	—
September 1 - September 30, 2021	102,562	$0.01	—	—
(1)	Certain of our shares of common stock held by employees and service providers are subject to vesting. Unvested shares are subject to a right of repurchase by us in the event the holder of such shares is no longer employed by or providing services for us. All shares in the above table were shares repurchased as a result of our exercising this right and not pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (Item 5.01)

On November 13, 2021, the Company executed a modification to the employment terms of Renato Giger, the Company’s Interim Chief Financial Officer, pursuant to which Mr. Giger’s base salary was adjusted to $12,000 per month, effective November 16, 2021. All other terms of Mr. Giger’s employment and compensation remain unchanged.

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

This correction was not material to any of our previously issued financial statements. The following tables show the affected line items within the consolidated financial statements (in thousands):

	As of December 31, 2020
	As Previously	Warrants
	Reported	adjustments	As Restated
Consolidated Balance Sheet
Private placement warrants liability	$—	$6,613	$6,613
Total liabilities	181,615	6,613	188,228

Stockholders' equity (deficit)
Additional paid in capital	920,324	(9,745)	910,579
Accumulated deficit	(348,493)	3,132	(345,361)
Total stockholders' equity (deficit)	571,855	(6,613)	565,242

	For the year ended December 31, 2020
	As Previously	Warrants
	Reported	adjustments	As Corrected
Consolidated Statement of Operations
Other (expense) income
Gain (loss) on fair value change in private placement warrants liability	$—	$3,132	$3,132
Loss before income taxes	(89,816)	3,132	(86,684)
Net loss and comprehensive loss	(89,818)	3,132	(86,686)
Net loss per share, basic and diluted	(0.81)	0.03	(0.78)

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

	For the year ended December 31, 2020
	As Previously	Warrants
	Reported	adjustments	As Corrected
Consolidated Statement of Redeemable Convertible Preference Shares and Stockholders' (Deficit) Equity
Additional paid-in Capital	$920,324	$(9,745)	$910,579
Accumulated Deficit	(348,493)	3,132	(345,361)
Net loss and comprehensive loss	(89,818)	3,132	(86,686)
Total stockholders' (deficit) equity	571,855	(6,613)	565,242

	For the year ended December 31, 2020
	As Previously	Warrants
	Reported	adjustments	As Corrected
Consolidated Statement of Cash Flows
Cash flows from operating activities
Net loss	$(89,818)	$3,132	$(86,686)
Gain on fair value change in private placement warrants liability	—	(3,132)	(3,132)
Supplemental non-cash investing and financing activities
Recognition of private placement warrants liability	—	9,745	9,745

Item 6. Exhibits

Exhibit No.	Description
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

10.2	Amendment to Offer Letter, dated November 13, 2021, by and between Canoo Technologies Inc. and Renato Giger
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

Date: November 15, 2021

CANOO INC.

	By:	/s/ Tony Aquila
	Name:	Tony Aquila
	Title:	Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Renato Giger
	Name:	Renato Giger
	Title:	Senior Vice President, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)