Form 10-K
period 2021-12-31
Canoo Inc.
filed 2022-03-01
CIK 1750153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated Filer	☐	Smaller reporting company	☒
						Emerging growth company	☐
Explanatory Note: The registrant met the “large accelerated filer” requirements as of the end of 2021 pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. However, the registrant as a smaller reporting company transitioning to the larger reporting company system based on its public float as of June 30, 2021 (its most recently completed second fiscal quarter), is not required to satisfy the larger reporting company requirements until its first quarterly report on Form 10-Q for the year 2022 and thus remains eligible to check the “Smaller reporting company” box on the cover of this Form 10-K.
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the registrant’s Common Stock held by non-affiliates on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,048,499,609.
The number of outstanding shares of the registrant’s Common Stock as of February 23, 2022 was 238,982,254.

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
Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:
•the timeline and our ability to develop and tool our facilities;
•our product and software development timeline and expected start of production;
•our future capital requirements and use of cash;
•our plans to access capital to fund our significant and increasing capital expenditures and other expenses;
•our growth strategy and product offering;
•our financial and business performance, including financial projections and business metrics and any underlying assumptions thereunder;
•changes in our strategy, future operations, financial position, estimated revenue and losses, projected costs, prospects and plans;
•the implementation, market acceptance and success of our business model;
•our ability to scale in a cost-effective manner;
•developments and projections relating to our competitors and industry;
•the impact of health epidemics, including the COVID-19 pandemic, and other economic, regulatory, political, weather and other events on our business and the actions we may take in response thereto;
•our expectations regarding our intellectual property protection and not infringe on the rights of others;
•our business, expansion plans and opportunities; and
•the outcome of any known and unknown litigation and regulatory proceedings.
These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements, including those described under the section entitled “Summary of Risk Factors” and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.
Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.
Should one or more of the risks or uncertainties described in this Annual Report on Form 10-K materialize, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. Additional information concerning these and other factors that may impact the forward-

looking statements discussed herein can be found in the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described in this Annual Report on Form 10-K may not be exhaustive.
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

PART I
ITEM 1. BUSINESS
Company Overview
Canoo is a mobility technology company with a mission to bring electric vehicles (“EVs”) to everyone and provide connected services that improve the vehicle ownership experience. We are developing a technology platform that we believe will enable us to rapidly innovate and bring new products, addressing multiple use cases, to market faster than our competition and at lower cost. Our vehicle architecture and design philosophy are aimed at driving productivity and returning capital to our customers, and we believe the software and technology capabilities we are developing, packaged around a modular, customizable product, have the potential to fundamentally alter the value proposition across a vehicle’s lifecycle. We remain committed to the environment and to delivering sustainable mobility that is accessible to everyone. We proudly intend to manufacture our fully electric vehicles in Arkansas and Oklahoma, bringing advanced manufacturing and technology jobs to communities in America's heartland. We are committed to building a diverse workforce that will draw heavily upon the local communities of Native Americans and veterans.
We believe we are one of the first automotive manufacturers focused on capturing value across the entirety of the vehicle lifecycle, across multiple owners. Our platform and data architecture is purpose-built to be durable and serve as the foundation for the vehicles we intend to offer, unlocking a highly differentiated, multi-layer business model. The foundational layer is our Multi-Purpose Platform (“MPP” or “platform”) architecture, which serves as the base of our vehicles, including the Lifestyle Vehicle and its Delivery, Base, Premium, and Adventure trims; the Multi-Purpose Delivery Vehicle (“MPDV”) and the Pickup. The next layer is cybersecurity which is embedded in our vehicle to ensure the privacy and protection of vehicle data. Our top hats, or cabins, are modular and purpose-built to provide tailored solutions for our customers. This intentional design enables us to efficiently use resources to produce only what is necessary, underscoring our focus on sustainability and returning capital to customers. The remaining layers, connected accessories and digital customer ecosystem, present high-margin opportunities that extend beyond the initial vehicle sale, across multiple owners. Owners will further be able to customize their vehicles by adding connected accessories such as Bluetooth devices or infotainment systems. In addition, there are opportunities for software sales throughout the vehicle life, including predictive maintenance and service software or advanced driver assistance systems (“ADAS”) upgrades.

Our platform architecture is a self-contained, fully functional rolling chassis that directly houses the most critical components for operation of an EV, including our in-house designed proprietary electric drivetrain, battery systems, advanced vehicle control electronics and software and other critical components, which all have been optimized for functional integration. Both our true steer-by-wire system, believed to be the first such system applied to a production-intent vehicle, and our flat composite leaf-spring suspension system are core components of our platform’s differentiated functionality, enabling the development of a broad range of vehicle types and use cases due to the chassis’ flat profile and fully variable steering positions. All of our announced vehicles, including the Lifestyle Vehicle and the Lifestyle Delivery Vehicle, the MPDV and the Pickup, will share a common platform architecture paired with different top hats to create a range of uniquely customized and use case optimized purpose-built mobility solutions targeting multiple segments of the rapidly expanding EV marketplace.

In addition to our vehicle technology, we are developing a software platform that aggregates car data from both Canoo and non-Canoo vehicles and delivers valuable insights to our customers. Collected over-the-air for connected vehicles or via an on-board diagnostics (“OBD”) device for non-connected vehicles, we believe car data is critical to powering the customer journey and maximizing utility and value from the vehicle ownership experience. Leveraging our data aggregation platform, we aim to create the Canoo Digital Ecosystem, an application store that centralizes all vehicle information for customers and provides key tools across Security & Safety, Household Management, Fleet Management, Lifecycle Management and Vehicle Asset Management. Through our software offering, we believe we can provide differentiated value to both commercial customers and consumers by staying connected throughout the vehicle lifecycle, across multiple owners.

Core to our ethos is delivering high quality products while empowering local communities, which drove our decision to build in America and source a majority of our parts from America and allied nations. We believe vertical integration across our manufacturing and assembly process will enable us to achieve start of production (“SOP”) with less supply chain risk and provide us better oversight of our vehicle manufacturing. We are building production facilities in states and communities that are investing in high-tech manufacturing alongside us, creating American jobs and driving innovation. We intend to have an advanced industrialization facility in Bentonville, Arkansas and a mega microfactory in Pryor, Oklahoma. We also plan to move our corporate headquarters to Bentonville. The Bentonville manufacturing facility will be a low-volume facility, which we intend to use in the near-term for the initial production of our vehicles, allowing us to test and validate our manufacturing equipment and processes before large-scale production begins in our mega microfactory. In the long term, we expect to use the Bentonville facility for rapidly innovating on product concepts.

We have made strategic investments in our technology and products that position us to capture three large and growing markets - commercial and passenger vehicles, upfitting and accessories, and car data. With the rise of on-demand delivery and eCommerce, it is increasingly important to bring electrification to commercial vehicles, which Mordor Intelligence estimated represented a market opportunity of over $715 billion as of 2020. We also have chosen to pursue the most profitable segments of the passenger vehicle market, the SUV and Pickup segments, which IHS estimates to have generated over $115 billion in profits in 2020. In addition to this opportunity in commercial and passenger vehicle markets, due to the modularity and customization of all our vehicles, we believe there is a significant opportunity in upfitting and accessories across the vehicle lifecycle, which the Specialty Equipment Market Association (“SEMA”) estimated were valued at $24 billion in 2020. Lastly, according to research conducted by McKinsey, the value from car data monetization is expected to generate an over $250 billion market by 2030. Altogether, we estimate our highly strategic total market opportunity could grow to be over $1 trillion.

Since our founding in 2017, we continue to innovate on our technology and strategy. To date, we have achieved critical milestones in the development, testing, and manufacturing of our platform and product, as well as important developments for our business:

•Tony Aquila, who has deep expertise in vehicle lifecycle management software, became CEO in April 2021 in addition to being Executive Chair of the Board of Directors; Mr. Aquila is also our largest shareholder; in addition, we have announced the hire of key executives across all functions, including technology, manufacturing and operations;
•Developed the first Beta prototype in just 19 months from our inception in November 2017;
•Completed 500 thousand miles of Beta testing on our chassis platform and the Lifestyle Vehicle configuration;
•Secured commitments of approximately $400 million in non-dilutive financial incentives from the states of Arkansas and Oklahoma to support facilities development;
•Selected Panasonic, a global technology company and leader in the cylindrical lithium-ion battery industry, as our battery supply partner;
•Commenced prototype Gamma builds leveraging manufacturing equipment that will be utilized at our advanced industrialization facility; and
•Signed advanced manufacturing industrialization facility lease.
    We continue to innovate and develop every aspect of our business, from our non-traditional business model to our built in America, highly utilitarian vehicles optimized to return capital to our customers. We believe being forward-thinking across these areas has set the foundation for us to develop into a scalable business that is differentiated from our peers across the automotive original equipment manufacturer (“OEM”) landscape.

Our Foundational Chassis and Purpose-Built Vehicles

Our Multi-Purpose Platform

We have designed what we believe to be the world’s most modular, flattest, production-ready EV platform, purposefully engineered to provide maximum consumer and cargo space on a small vehicle footprint. The platform’s modularity supports a wide range of vehicle applications and use cases. With a common platform architecture, we expect to enable the production of our Lifestyle Vehicle and Lifestyle Delivery Vehicle, MPDV, and Pickup, among other additional vehicle variants. By using a uniquely versatile platform architecture strategy as the foundation for multiple vehicles, we expect to reduce both time and expense in research and development, testing and manufacturing, enabling us to develop and scale future vehicle programs faster and at a significantly lower overall cost than other vehicle manufacturers. In addition, by allowing us to much more rapidly develop and bring new products to market, our platform architecture will enable us to more efficiently allocate capital to meet current and evolving areas of demand and market opportunities.

Unlike other EV technologies on the market, our platform architecture is a self-contained, fully functional rolling chassis, designed to support a broad range of vehicle weight and ride profiles and is even capable of operating independently, offering a flexible range of commercial and passenger vehicle configurations. The platform supports dual, front or rear motor configurations, is capable of achieving a range of up to 300 miles, and has a significant portion of the vehicle’s overall crash structure integrated into the design. The platform was engineered for optimal production flexibility and is designed to be manufactured on an entirely independent basis or in parallel with a vehicle top hat, a considerable innovation in design that reduces complexity in assembly and will facilitate more efficient production at scale.

    Our proprietary platform architecture directly houses all of the most critical components of an EV, including the market’s first true steer-by-wire platform, a composite leaf spring suspension system, an advanced fully electric drivetrain, a modular battery and battery management systems, “DC fast charge” and bi-directional charging capabilities, and an innovative electrical systems architecture. Each of these component systems has been engineered not only for optimal performance but also for efficient packaging into our compact platform, with a strong emphasis given to functional integration, meaning that all components fulfill as many functions as possible. This strategy reduces the total number of parts and platform size and weight, ultimately providing a more spacious, utilitarian interior and cost-effective EV offering.

True Steer-by-Wire

Our platform will allow for the first true steer-by-wire vehicles on the market, eliminating the need for mechanical connections between the steering wheel and the steering rack. Steering, braking, and acceleration of the vehicle will be performed entirely through electrical signals, and our system has been designed to be fully redundant in hardware and software, ensuring continuous safe operation. By introducing steer-by-wire, we are able to adjust the placement of the steering wheel to suit any cabin design and driver positioning, offering greater design freedom and modularity across all our vehicles.

Our advanced steer-by-wire system offers a number of significant advantages in vehicle design, engineering and safety. Our system enables us to design vehicles with a high degree of flexibility. For example, steer-by-wire allows for easily integrating right-hand drive in applicable jurisdictions or positioning the driver further forward to allow for a more spacious vehicle interior on a comparatively small footprint, ideal for commercial deliveries in urban markets. Further, our proprietary architecture with the secure, redundant communication framework is essential for our longer-term vehicle strategy.

Leaf Spring Suspension System

Our platform incorporates a variable leaf spring suspension system offering advantages both in terms of vehicle design and modularity. Most EVs on the road today continue to employ large conventional strut towers, coil springs and dampeners — a legacy of internal combustion engine design. These intrude into the cabin and effectively constrict the vehicle’s useable passenger space to the limited area between the front and rear suspension towers. By contrast, our platform incorporates two composite fiberglass leaf springs, mounted transversally in the front and rear of the platform. With the aid of other compact suspension components, our leaf spring suspension allows the entire suspension package to sit below the height of the tires. These design advantages create an overall flat platform architecture, maximizing usable interior space in the cabin while continuing to provide optimal ride and roll support. The flat suspension allows for approximately 30% to 40% more interior space compared to a traditional passenger vehicle architecture of the same length. It also reduces the number of suspension parts needed in the platform, thereby reducing component cost and mass. Importantly, our proprietary suspension system is also designed to be easily tunable to support a diverse range of additional vehicle weight and ride profiles. This modularity is critical to enabling the platform to perform optimally for multiple vehicle types.

Advanced Drivetrain Systems

Our electric drive unit includes a proprietary motor, gearbox, traction inverter and control software. We developed all of our powertrain systems in-house and believe we have made several important advancements. Our drive unit utilizes a proprietary permanent magnet motor developed to provide the highest efficiency throughout the vehicle. Our proprietary design has reduced our drive unit parts, simplifying sourcing and minimizing cost. Our drive units are integral to our modular platform development strategy.

Battery and Battery Management Systems

Multiple proprietary battery technologies are incorporated into our platform, including a distinctive battery module architecture, in-house developed battery modules optimized for low cost and high energy density, thermal management technology, and battery management systems. We believe a core distinguishing feature of our platform design is the elimination of a separate battery enclosure which is found in nearly all competitor vehicles. Rather than placing our battery modules into an enclosure that is then sealed and placed into the underbody, our battery modules are packaged directly inside the platform structure protected by a high-strength steel structure and innovative crash features. The battery placement allows for easy service at the battery cell level and provides a number of critical advantages, including cost optimization, space savings, and significant reductions in mass.

The design of our battery systems has focused on reducing the cost per unit of energy stored to a targeted best-in-class value, while maintaining performance, safety, reliability, durability and longevity. This is achieved through the use of high energy density, low cost commoditized cylindrical cells, high manufacturing throughput and capital efficient assembly process, as well as the avoidance of exotic materials and processes. Thermal management of the battery cells and modules is critical and we have developed a proprietary liquid-cooled battery thermal management system that provides a very low thermal impedance between the battery cells and the coolant, allowing very high continuous power in both charge and discharge modes of operation. Our in-house developed proprietary battery management system incorporates voltage, temperature and current monitoring functions to monitor battery condition real time, gathering information for trend analysis.

After substantial testing, we reached an agreement with Panasonic to supply batteries for our Lifestyle Vehicles, including the Lifestyle Vehicle and Lifestyle Delivery Vehicle. Panasonic is a world-class manufacturer, with billions of cells on the road, of what we believe are one of the safest, most durable electric vehicle batteries.

Charging Capabilities

Our battery pack supports “DC fast charge” (and supports high discharge power both in peak and continuous operation). We can use the standard CCS (North America/Europe) and GB/T (China) charging protocols and can easily adapt our charging system to existing commercial operator network. An 80 kWh battery pack, standard on our Lifestyle Vehicles, will be able to charge from 20 to 80 percent in 28 minutes. In addition, our bi-directional onboard charger and plethora of ports will afford customers a power source anywhere and at a moment's notice, ideal for off-the-grid adventures or mobile workstations.

Electrical Systems Architecture

Our robust electrical systems are designed to maximize performance efficiency, while meaningfully reducing overall system complexity and weight. We integrate components for high voltage power distribution into the functional platform, including the DC-DC converter and bi-directional onboard charger, and our power systems architecture is supported by two fully redundant low voltage buses, for fail-safe operations across vehicle operations. Our primary vehicle functions are managed by powerful electrical controls units (“ECUs”), which compute and process controls for the powertrain, battery, power management, body cabin, and safety systems, among other systems. The system's innovative architecture consolidates our domain functions across 15 core ECUs, compared to over 150 ECUs for some modern-day luxury vehicles. All of our ECUs support over-the-air updating and data collection via our proprietary hardware and software stack.

Purpose-Built Vehicles

    Lifestyle Delivery Vehicle

The Lifestyle Delivery Vehicle, a trim of our Lifestyle Vehicle designed for fleets, offers a spacious interior on a small footprint to deliver maximized return on investment for a wide range of commercial customers. Our upfit-ready design and top hat is tailored for commercial delivery, providing customization flexibility to meet business needs without compromising space or performance. Each Lifestyle Delivery Vehicle offers an ergonomic seat design for driver comfort and easy loading and unloading with more than 35% lower total cost of ownership than peer vehicles, according to our estimates. The Lifestyle Delivery Vehicle will showcase a 200-plus mile range, 1,500-pound payload, and spacious cargo volume on a compact footprint. We believe it is an attractive option for businesses and individuals within the rapidly growing last-mile delivery and business services segments, such as independent contractors, tradespeople, utilities, and service technicians. The variant’s purpose-built design not only grants these customers efficiencies in their day-to-day business operations, but also provides a total cost-saving opportunity allowing for reinvestment in their business.

Lifestyle Vehicle

Our consumer-oriented Lifestyle Vehicle is the result of a completely re-engineered vehicle design, eliminating wasted space throughout the vehicle and providing exceptional utility to the user. By capitalizing on EV architecture, our Lifestyle Vehicle eliminates compartmentalization and manifests an impression of “an urban loft on wheels.” Featuring more interior volume than a SUV and an exterior footprint comparable to a VW Golf, the Lifestyle Vehicle accommodates space for up to seven people. Preliminary specifications for the Lifestyle Vehicle include a targeted 250 mile EPA estimated range, fast charge time from 20 to 80 percent in 28 minutes, up to seven seats and up to 350 horsepower rear wheel drive electric motor. We intend to offer three Lifestyle Vehicle alternatives (other than our delivery trim) including the Base, Premium and Adventure alternatives. The Premium and Adventure trims come with additional features and accessories beyond the Base vehicle meant to cater to additional customer demand.

We expect to offer various options to tailor the Lifestyle Vehicle to our customers’ liking, including the potential for a customer to “wrap” their vehicle in custom skins and a novel multifunctional pegboard system. This ability to customize the exterior and interior would make each Canoo vehicle feel purpose-built for each customer while providing an additional stream of revenue for us. Customization for each customer empowers the 2nd, 3rd and 4th users of the vehicle to personalize their automobiles. The Lifestyle Vehicle is expected to feature a minimalist concealed infotainment panel and seamless mobile phone and device connection. It is also expected to feature Level 2.5 ADAS with compatibility for more advanced levels of autonomy. We have partnered with AVL to develop, test and validate ADAS software for the Lifestyle Vehicle. The vehicle is architected to integrate with third-party autonomy technology. As a result, the vehicle will be positioned to evolve and adapt to the next generation of transportation.

Multi-Purpose Delivery Vehicle

Designed from the inside out, our MPDV will be constructed to be a productivity tool built for small businesses and last-mile delivery companies. The MPDV is a business-ready delivery unit, offering class-leading cargo volume that we expect will be offered in two initial size variants, the MPDV1 and MPDV2. With last-mile delivery customers in mind, the vehicle was customized to maximize productivity gains with high roof heights, storage lockers, and slide-out ramps. For business owners, through its bi-directional onboard charger, our MPDV will function as a mobile power plant for a quick and easy charging of equipment and tools. The unique body design for our top hats allows for modifications as required to facilitate dimensional, performance, and cost requirements, providing maximum utility to each business owner. We will provide large customers the option to co-develop a custom vehicle with Canoo to meet their specific needs.

Pickup

Our Pickup is purposely engineered to be versatile and incorporate an array of innovative features, designed to help commercial and passenger customers do more with their vehicles. The vehicle has dual and rear motor configurations, a targeted EPA estimated range of over 200 miles, up to 550 lb.-ft of torque, and 1,800 lb. payload capacity. High-utility features include integrated worktables, multi-accessory charge ports for work tools and devices, and multiple spaces for cargo storage to be a ready-for-work vehicle. The Pickup can also be retrofitted with accessories, such as roof racks, camper shells, modular bed dividers and stowage solutions to further customize per the customers’ needs, for work or adventure.

Canoo Digital Ecosystem

We believe the software offering we are developing, the Canoo Digital Ecosystem, is a critical differentiation between us and our competitors. We are developing a generalizable vehicle asset management platform focused on returning capital and delivering value to customers throughout their vehicles’ lifecycles. We envision the Canoo Digital Ecosystem to be a central asset management application for customers, which can be leveraged across all of their vehicles.

Each connected vehicle represents a raw data opportunity of 1-2 terabytes per day, which we believe OEMs today cannot fully address and leverage, as they only capture a small portion of data from their own vehicles and often limited to the first owner. Today's vehicles are built using parts across many Tier 1 suppliers which results in disparate data sets that are hard to analyze and control. A core value proposition of our offering is our ability to centralize and analyze data from not only Canoo vehicles, but all other vehicles, across multiple owners. We aim to collect data over-the-air from Canoo and other connected vehicles, and via an OBD device from non-connected vehicles. Some functionalities will be packaged with the vehicle, while others are expected to be offered as upgradeable options which may be purchased or accessed as a subscription service. In addition, we plan to assess partnerships with third-parties for certain services accessed through our software, such as financing or insurance. The Canoo Digital Ecosystem, designed to offer long-term return on capital for our customers, will leverage this data to power a vehicle lifecycle management platform, delivering an improved customer journey.

We expect to collect vehicle data ranging from telematics data, customer records, partner data and other public or third-party data.

This depth of data across the entire vehicle lifecycle would enable us to maintain connectivity with all our customers and provide differentiated value across the vehicle lifecycle. We expect our software offering will offer key tools for passenger vehicles and fleets with products spanning Security & Safety, Household, Lifestyle, Fleet Management, and Asset Management use cases.

09:15
LTE
MAINTENANCE
Tire tread is dangerously low and heavy rain is forecasted this weekend.
A preferred tire shop has 4 tires in stock with a special offer:
TOP RATED
$489
M&P Tire Shop
4.8 ★★★★★ (65)
0.4 mi | 6 min drive
Open - Closes at 19:00
411 FM718, Newark, TX 76071, US
SCHEDULE
DISMISS

09:52
LTE
VALUATION
HISTORY & FORECAST
TODAY'S VALUATION
40K
30K
20K
10K
20 MONTHS
23,350 USD
DEPR: - 23,095 USD
0
12
24
36
Based on: Vehicle value (Y) and age by month (X)
TODAY'S OFFER
23,350 USD
CASH
24,500 USD
TRADE-IN
If not yet interested in the offer, continue to make the most of your investment.
MAINTENANCE
SCHEDULE PICK-UP
Wednesday at 11AM - 12PM
February 2, 2022
Tony's Office
15520 Texas 114 Justin, TX 76247
SCHEDULE PICK-UP

We develop most of our software in-house and are currently in the process of expanding our headcount in advanced software development functions to support the continued build out of the Canoo Digital Ecosystem. In addition to growing our team, we intend to establish third-party partnerships to augment the scope of services, experiences and insights offered in our ecosystem.

Manufacturing & Product Development Strategy

Manufacturing

Our objective is to maximize return on capital by matching our cost structure with our projected production while meeting timing and quality expectations. We have carefully assessed various manufacturing footprint options and have concluded that building in America is best aligned with our mission and current focus to invest in the communities and states that are investing in high-tech, innovative manufacturing alongside us, creating American jobs. In addition, we are exploring the use of advanced manufacturing techniques including 3-D printing and flexible factory machinery and equipment, which we believe could enable us to efficiently manufacture top hats serving multiple use cases. This will allow us to more effectively allocate capital to respond to market demand.

Currently, we have secured commitments with the states of Arkansas and Oklahoma for manufacturing, R&D, software development and customer support and finance facilities. We are in the process of completing definitive agreements with both states including approximately $400 million of non-dilutive financial incentives. We intend to have an advanced industrialization facility located in Bentonville, Arkansas, capable of producing vehicles at low volume. By initiating production of our vehicles in our advanced industrialization facility in Bentonville, we will also be able to validate and test our processes in advance of starting scaled production at our high-volume commercial production facility in Pryor, Oklahoma.

In addition, we are focused on optimizing our manufacturing plants for capital efficiency. We expect to generate significant capital efficiencies in production as our MPP allows for the production of different vehicle derivatives on the same production line. The platform was engineered for optimal production flexibility, and can be manufactured on an entirely independent basis, or in parallel with a vehicle top hat, a considerable innovation in design that reduces complexity in assembly and will facilitate more efficient production at scale.

Product Development

Consistent with a focus on continuing to develop proprietary technology, our team has accelerated the research and development of several prototype configurations, enabling us to accelerate the development of the Lifestyle Delivery Vehicle and to design, develop and ultimately present to the public our MPDV, which was revealed in December 2020, the segment defining Canoo Pickup, which was revealed in March 2021, and three additional derivatives of our Lifestyle Vehicle. We will continue to seek out new use cases and applications currently not addressed by any of our peers or other market participants.

We are targeting an overall five-star U.S. New Car Assessment Program (“NCAP”) crash rating for our Lifestyle Vehicles. In designing our platform and our Lifestyle Vehicle, we have conducted thousands of computer-aided engineering (“CAE”) crash simulations to define appropriate crumple zones and optimize the structural design of our vehicles quickly and at a reduced cost relative to traditional automotive development processes.

We believe the results of our physical structural and sub-system crash tests to date have validated the accuracy and utility of our predictive CAE crash modeling and our overall more efficient, digitized approach to vehicle development.

CAPACITY LOAD: 3087 LBS/1400 KG
CAPACITY LOAD: 4410 LBS/2000 KG
01
MRB PARTS ONLY
N5850-0001
CANOO
11/29/21
SikaTack

Importantly, we believe the crash tests conducted on our platform will also aid us in more rapidly bringing our future vehicle models to market, as the majority of research and development and a significant portion of crash structure is integrated into the platform design. We believe this provides a critical advantage over our competitors in terms of required capital deployment and program development timing.

Sales and Distribution Strategy

We aim to provide a frictionless experience that puts our products in the hands of customers efficiently and in the manner that works best for their lifestyle and purchasing habits.

We expect to offer direct sales through our website for fleets, individuals, and volume orders. We are also exploring vehicle sales through alternative distribution channels, including physical retailers and online sales platforms, which may offer access to existing markets and sales channels, reduce capital expenditure, and allow for more rapid and seamless expansion to new markets, both urban and non-urban.

We also anticipate that a future revenue channel for us will be through sales and licensing the design of secondary market or aftermarket products, such as vehicle accessories, wraps, and other customizable add-ons. Through thoughtful design choices, such as our differentiated vehicle peg boards which can be accessorized with any number of attachments and fastenings for add-ons such as roof racks, additional storage and even a camper, our vehicles have been purpose-built so that each customer, even downstream customers, can have the chance to personalize the vehicle for their own uses or aesthetic preferences. We anticipate that both direct and third-party partners, such as dealerships, will also support our customers for purchase and installation of our growing catalog of secondary and aftermarket products.

Additionally, while some Canoo Digital Ecosystem functionalities will be packaged with the vehicle, others are expected to be offered as upgradeable options accessed as a subscription service. Pricing for the subscription model will be linked to the customer usage of the services on the platform in order to optimize pricing.

For service and maintenance, we plan to develop our own service facilities or operate via third-party partnerships where possible, so owners of our vehicles can receive fast and seamless service wherever they are. As a technology-forward company, much of our maintenance will be done via over-the-air software updates. Our customer journey software will ensure that throughout the course of a vehicle’s life, from production and delivery to its first drive and service visit, each event is recorded so that the owner has the most up-to-date and accurate information.

Market Opportunity

Our diverse vehicle offering and digital ecosystem are positioned to address a significant opportunity for both passenger and commercial applications. The demand for EVs is increasing quickly among both passenger and commercial markets. In the passenger EV market in the United States, demand is expected to grow at a 26% CAGR from 2019 to 2028, according to EVAdoption, with particularly high rates of growth anticipated within urban areas. Regulatory tailwinds in the United States including proposed fuel economy rules and the Infrastructure Investment and Jobs Act are expected to drive EV demand. With the significant expansion of EV charging stations, especially in rural disadvantaged and hard to reach areas, easier access to charging stations will only further increase EV adoption. As companies are increasingly pressured by both regulators, customers, and environmental, social and governance stakeholders to reduce their carbon footprint, the adoption of EVs among businesses, including commercial delivery vehicles, is also expected to see a dramatic increase, and this shift is projected to be led by the light commercial vehicle segment. The demand for EV light commercial vehicles in the United States, Europe and China is expected to grow at a 33% CAGR from 2019 to 2028, according to Navigant Research.

Compelling Commercial EV Opportunity

We believe this last mile delivery segment represents an untapped market with strong demand for an attractive, flexible EV option. According to eMarketer, the North American e-commerce market is projected to grow at a 18.4% CAGR (between 2019 and 2025), reaching approximately $1.6 trillion in scale by 2025. Further, the transition of existing and new last mile delivery fleets to all EVs is expected to be a significant trend in the short-term period, according to McKinsey. According to Bloomberg NEF, light duty commercial vehicles, such as last mile delivery vehicles, will be the first commercial vehicles to transition to electric, as compared to medium and heavy duty commercial vehicles.

We believe we are well-positioned to capitalize on these macro tailwinds and market needs through an all-electric solution that offers maximized cargo volume in an efficient, urban-friendly footprint. We developed the Lifestyle Delivery Vehicle to capture this commercial demand. In addition, we expect that our MPDV vehicle will allow us to capture greater market share in the future. We believe we have three distinct competitive advantages. First, our battery module configuration, together with our proprietary powertrain system, enable superior range efficiency. Second, our proprietary platform architecture and steer-by-wire technology allow for multiple cabin configurations and superior interior space for storage, while also allowing for support of greater cargo capacity relative to the vehicle’s dimensions. Finally, our platform was designed and engineered with durability and ease of service and repair in mind, which is a necessity for driving conditions in the commercial vehicle market and a key determinant of a vehicle’s residual value.

Expected Highly Attractive Passenger EV Market in the United States

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

Demand for passenger EVs in the United States, specifically, is expected to grow quickly at a 26% CAGR from 2019 to 2028 and reach over 3 million EVs on the road by 2028, according to EVAdoption. Potential significant upside in the consumer EV segment remains as the penetration of EVs in the United States as a percentage of total annual consumer vehicle sales is expected to still be under 3% in 2022, according to data from Bloomberg NEF, presenting substantial growth potential for our consumer vehicle offerings.

The scalable design and modularity of our platform reinforces the ability to introduce a variety of consumer focused vehicle cabin configurations at lower development costs while accelerating our go-to-market timing. We believe that our initial and future consumer vehicles, built on top of our platform, present a strong opportunity to capitalize on significant demand for consumer EVs. The addressable upfitting and accessories market in the United States is estimated to be over $24 billion. Customers will be able to choose to purchase upfitting options and accessories like roof racks and stowage solutions to customize their vehicles. Canoo is uniquely focused on monetizing the full vehicle lifetime value, with emphasis on the 2nd, 3rd and 4th customer.

Our Differentiated Digital Ecosystem

The customer-centric, digital ecosystem is expected to generate an exponential network effect as each Canoo vehicle is intended to enable access to the household’s additional legacy vehicles. With over $250 billion of estimated value from car data monetization globally, we believe that our differentiated model gives us a distinct advantage. We estimate that there is 1 - 2 terabytes of raw data produced per day per connected vehicle. In addition, we estimate that 95% of new vehicles sold by 2030 will be connected, compared to 50% today. We believe we can monetize data and provide services to our customers for their legacy and Canoo vehicles. Our digital ecosystem will act as a central “application store” for vehicle owners. We believe our digital ecosystem is a differentiator compared to competitors given our deep expertise in developing vehicle lifecycle technology.

Competitive Strengths

We believe our intentional strategy to focus on the entirety of the vehicle lifecycle provides distinct advantages that position us to win:

•Non-traditional business model drives revenue throughout the vehicle lifecycle: Today, OEMs are primarily focused on selling vehicles to their first owner, leaving significant opportunity behind in the aftermarket. We estimate there are 50-70 monetizable touchpoints across a vehicle’s entire lifetime, such as car part replacements, service and maintenance. These incremental opportunities come from our durable MPP, adaptable top hats, customizable connected accessories, automotive service-related software offerings and over-the-air upgrades. With this approach, we have innovated and rethought the traditional OEM business model and positioned ourselves to capture more value.
•Highly configurable vehicle platform designed and engineered in-house: We have developed critical technologies in-house that allow for our vehicle platform to be highly modular and efficient. Over 70% of critical functions for our vehicles are delivered in this platform, enabling us to develop utilitarian vehicles that can address a wide range of use cases and applications. Our current platform architecture can be the base to multiple vehicles, addressing different segments of the vehicle market. Additionally, our vehicle design and engineering is functionality-focused, differentiated by its simplicity and intended superior performance. For example, our drive unit has less than 10% of the parts an average vehicle with an internal combustion engine would have. All of these key innovations are protected intellectual IP, such as our drive-by-wire packaging, suspension and battery pack thermal management, differentiating us from our peers.

•Software centric ecosystem built upon access to harmonized vehicle data enabling monetization opportunities: We believe our software and its vehicle agnostic approach is a critical differentiator relative to our peers. By harnessing vehicle data across both Canoo and other vehicles, we position ourselves to become the vehicle asset management platform of entire households or fleets. Our software platform is designed to aggregate car data such as driver and consumer identity, motor temperature, diagnostic status, and tire pressure either over-the-air from Canoo and other connected vehicles, or via an OBD device for legacy vehicles. We expect the Canoo Digital Ecosystem will be built upon this harmonized vehicle data, which will be analyzed to deliver insights to customers about all their vehicles in one centralized location. As a part of the Canoo Digital Ecosystem, we intend to ultimately build a robust ecosystem of partner solutions including fleet logistics, insurance, charging stations, and body and repair shops, to deepen our value proposition to customers while driving business for our partners.
Most importantly, the Canoo Digital Ecosystem is intended to enable us to maintain connectivity to our customers throughout the vehicle lifecycle, regardless of whether they are the 1st, 2nd, 3rd or 4th vehicle owner. By capturing all the potential touchpoints throughout a vehicle’s lifecycle, across multiple owners, we can better understand our customers, enabling us to continue building the most utilitarian, innovative solutions to address their needs.
•Experienced leadership with a long track record of success and deep expertise in automotive vehicle lifecycle technologies: Our CEO and Executive Chair of the Board, Tony Aquila, has deep expertise in vehicle asset management software as a pioneer and innovator in this category. He brings a proven track record of building and scaling highly profitable, global businesses. As the founder and former CEO, Tony built Solera Holdings into a leader in vehicle lifecycle management software and services, with over 5 petabytes of data gathered through AI driven data and solutions. Between Solera’s initial public offering in 2007 to its acquisition in 2015, Tony helped generate approximately $3 billion of market capitalization value creation, further establishing his success as a leader in the space.

Our leadership team are automotive and technology industry veterans with extensive experience in each step of the vehicle lifecycle. Management has a collective 100+ years of automotive industry experience. We have selectively chosen a highly experienced management team built to take our products and services to market, supported by an accomplished design and engineering team with deep expertise in automotive and EVs. As we grow, we will continue to add experienced team members to key functions in order to support our mission of bringing EVs to everyone.

Growth Strategies

We intend to continue to invest in the growth of our business to drive revenue and improve customer satisfaction. We believe the growth strategies that we will employ will help maintain strong customer relationships and generate value for stakeholders over the long-term. Our plan to achieve this is by providing a diverse offering which will attract customers to our products and services while continuing to invest in our proprietary technology platform.

The key elements to our growth strategy include:

•Introducing Next-Generation Models and Variants: By leveraging our modular platform, we anticipate that new vehicle models and variants can be developed more quickly than traditional models. The new models and variants provide flexibility with launching new use cases, price alternatives and geographies.
•Bringing Non-Canoo Vehicles into our Ecosystem: Our software ecosystem is intended to incorporate vehicles not produced by us which will increase the services we offer our customers. We aim to offer customers the full suite of services in all of their cars resulting in an opportunity to generate additional revenue streams.
•Growing Market Share and Expanding Internationally: We believe our unique modular design, proprietary software ecosystem, customizable customer experience and vehicle technology will allow us to gain market share domestically. As we grow, we may expand internationally increasing our total addressable market. Our standard modular platform will drive efficiency in homologation in new markets. The platform’s size is also well suited for international markets.
•Increasing Penetration of our Digital Ecosystem: Over time we anticipate that we will be able to capture a higher percentage of the 50-70 customer transactions over a vehicle’s lifecycle as we develop additional software capabilities. As we grow our network of customers, we will continue to invest in and enhance our software ecosystem by adding additional vehicle options and services through partnerships.

INTELLECTUAL PROPERTY

Our ability to protect our material intellectual property is important to our business. We rely upon a combination of protections afforded to owners of patents, copyrights, trade secrets, and trademarks, along with employee and third-party non-disclosure agreements and other contractual restrictions to establish and protect our intellectual property rights. In particular, unpatented trade secrets in the fields of research, development and engineering are an important aspect of our business, ensuring that our technology remains confidential. We also pursue patent protection when we believe we have developed a patentable invention and the benefits of obtaining a patent outweigh the risks of making the invention public through patent filings.

As of December 31, 2021, we had 79 pending or allowed U.S. patents and 59 pending or allowed international patent applications. Our patents and patent applications are related to, among other things, EV platforms, powertrain technologies, suspension systems, battery systems, drive-by-wire design, impact features, manufacturing methods and vehicle and product design. We pursue the registration of our domain names and material trademarks and service marks in the United States and in some locations abroad. In an effort to protect our brand, as of December 31, 2021, we had three pending U.S. trademark applications, 69 registered international trademarks, and eight pending international trademark applications.

We regularly review our development efforts to assess the existence and patentability of new inventions, and we file additional patent applications when it is determined it would benefit our business to do so.

EMPLOYEES AND HUMAN CAPITAL

As an organization, we pride ourselves on attracting and developing a skilled workforce drawing from deep automotive and technology experience. As of December 31, 2021, we had 805 employees. Approximately 67% of our workforce is engaged in research and development, manufacturing and related engineering and testing functions.

We maintain a robust compensation and benefits program to attract, retain, incentivize and reward the talented employees who contribute to our business and who share in our vision to create a cleaner planet and bring EVs to everyone. In addition to competitive base salary, our compensation and benefits program includes heavily subsidized healthcare and insurance benefits, health savings accounts, equity-based compensation awards, 401(k), flexible paid time off and paid family leave. We provide our employees and their families with access to a variety of flexible and convenient health programs that allow employees to customize their benefits to best meet the needs of their individual families. We provide an employee stock purchase program for employees to increase their ownership and investment in the company. We also provide competitive stock-based awards and performance bonus targets to attract, retain and motivate employees, consultants and directors. Beyond our broad-based stock award programs, we use targeted equity-based grants for most employees, with longer term vesting conditions, to facilitate the future performance and retention of key people with critical roles, skills and experience. These programs are continually evaluated and updated by our Board of Directors (our “Board”) and management team, as appropriate, to reflect the maturation of our business and to remain competitive in attracting and retaining skilled talent.

We have committed significant time and resources to implementing remote work and on-site safety and security programs, including ramped up efforts since the onset of the COVID-19 pandemic and weekly on-site testing, to ensure that all employees are confident in the safety and security of their physical workspaces. We are committed to exploring additional health and safety measures, including alternate work arrangements, to encourage greater employee well-being in light of COVID-19.

Our management team invests significant time and attention to the continued development of our workforce and to our employee career growth and retention efforts. We continue ramping up additional hiring efforts across our organization as we develop our announced vehicle programs and software offerings, expand our geographic footprint and, in particular, as we build out and staff our industrialization facility, tech hubs, sales centers, operations offices and our mega microfactory. In 2021, our employee population grew by 117%. We expect accelerated hiring in the first half of 2022 as we build our facilities and staff up for production and add personnel with experience in areas such as finance and accounting, and will continue to hire in such areas, to continue to strengthen our governance and compliance operations as a new public company. As part of our growth and retention strategy, we identify and recruit in particular from well-respected OEMs, tier one automotive suppliers, automotive engineering firms, software enterprises and high-growth technology companies, while also incentivizing talent development within our existing organization. As we transfer key operations to the States of Arkansas and Oklahoma, we intend to partner with local agencies to attract residents of those states, which include a significant native American and veteran population. We are committed to attracting and retaining a workforce which is ethnically, racially and gender diverse, and we integrate diversity, equity and inclusion principles and practices into our corporate recruiting, onboarding and long-term retention strategies.

We are invested in seeing that our corporate values permeate all aspects of our operations and decision-making, and that our policies and practices reflect our commitment to fostering high ethical standards across our entire organization. We promote a safe work environment by conducting annual anti-harassment training for management and employees alike. Any employee with concerns related to our ethics or integrity, or who wishes to report incidents of fraud or abuse, may lodge an anonymous complaint through an externally-managed web-based platform or hotline without fear of retaliation.

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
Emissions
California has greenhouse gas emissions standards that closely follow the standards of the U.S. Environmental Protection Agency (the “EPA”). The registration and sale of Zero Emission Vehicles (“ZEVs”) in California could earn us ZEV credits that we could in turn sell to traditional OEMs looking to offset emissions from their traditional internal combustion engine vehicles in order to meet California’s emissions regulations. Other U.S. states have adopted similar standards including Colorado, Connecticut, Maine, Maryland, Massachusetts, New Jersey, New York, Oregon, Rhode Island and Vermont. We intend to take advantage of these regimes by registering and selling ZEVs in these other U.S. states.
ZEV credits in California are calculated under the California Air Resources Board (“CARB”) ZEV Regulation and are paid in relation to ZEVs sold and registered in California including Battery Electric Vehicles (“BEVs”) and Fuel Cell Electric Vehicles (“FCEVs”). The ZEV program assigns ZEV credits to each vehicle manufacturer. Vehicle manufacturers are required to maintain ZEV credits equal to a set percentage of non-electric vehicles sold and registered in California. Each vehicle sold and registered in California earns a number of credits based on the drivetrain type and the all-electric range (“AER”) of the vehicle under the Urban Dynamometer Driving Schedule Test Cycle. Plug-in hybrid vehicles (“PHEVs”) receive between 0.4 and 1.3 credits per vehicle sold and registered in California. Battery electric and fuel cell vehicles receive between 1 and 4 credits per vehicle sold in California, based on range. The credit requirement was 9.5% in 2020, which required about 3% of sales to be ZEVs. The credit requirement will rise to 22% in 2025, which will require about 8% of sales to be ZEVs. If a vehicle manufacturer does not produce enough EVs to meet our quota, it can choose to buy credits from other manufacturers or pay a $5,000 fine for each credit it is short.

EPA Emissions and Certificate of Conformity
The U.S. Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by CARB certifying that our vehicles comply with all applicable emissions and related certification requirements. A Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act’s standards and a CARB Executive Order is required for vehicles sold in California and states that have adopted California’s stricter standards for emissions controls related to new vehicles and engines sold in such states. States that have adopted the California standards as approved by EPA also recognize the CARB Executive Order for sales of vehicles. In addition to California, there are 13 other states that have either adopted or are in the process of adopting the stricter California standards, including New York, Massachusetts, Vermont, Maine, Pennsylvania, Connecticut, Rhode Island, Washington, Oregon, New Jersey, Maryland, Delaware and Colorado.

Although our vehicles have zero tailpipe emissions, we are required to seek an EPA Certificate of Conformity for vehicles sold in states covered by the Clean Air Act’s standards and a CARB Executive Order for vehicles sold in California or any of the other 13 states identified above that have adopted the stricter California standards.
Vehicle Safety and Testing
Our vehicles will be subject to, and will be required to comply with, the National Traffic and Motor Vehicle Safety Act, as amended, and numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), an operating administration of the U.S. Department of Transportation, including applicable U.S. federal motor vehicle safety standards (“FMVSS”). We intend for our Lifestyle Vehicles to fully comply with all applicable FMVSS without the need for any exemptions, and expect our future EVs to either fully comply or comply with limited exemptions related to new technologies. Additionally, there are regulatory changes being considered for several FMVSS, and while we anticipate being in compliance with the proposed changes, there is no assurance until final regulation changes are enacted.
As a manufacturer, we must self-certify that our vehicles meet all applicable FMVSS, as well as the NHTSA bumper standard, or otherwise are exempt, before the vehicles can be manufactured for sale, sold, offered for sale, introduced or delivered for introduction in interstate commerce, or imported into the United States. Numerous FMVSS will apply to our vehicles, such as crash-worthiness requirements, crash avoidance requirements and EV-specific requirements. We will also be required to comply with other federal laws and regulations administered by NHTSA, including, among other things, ensuring our vehicles do not contain defects related to motor vehicle safety, recall requirements, the corporate average fuel economy (“CAFE”) standards, Theft Prevention Act requirements, consumer information labeling requirements, reporting required notices, bulletins and other communications, TREAD Act/Early Warning Information reporting, foreign recall reporting and owner’s manual requirements.
The Automobile Information and Disclosure Act requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. In addition, this law allows inclusion of city and highway fuel economy ratings, as determined by EPA, as well as crash test ratings as determined by NHTSA if such tests are conducted.
If we expand our offerings outside of the United States, our vehicles will be subject to foreign safety, environmental and other regulations. Many of those regulations are different from those applicable in the United States and may require redesign and/or retesting. For example, the European Union (“E.U.”) has established new approval and oversight rules requiring that a national authority certify compliance with heightened safety rules, emissions limits and production requirements before vehicles can be sold in each E.U. member state, the initial of which rules were rolled out on September 1, 2020. There is also regulatory uncertainty regarding how these rules will impact sales in the United Kingdom given its withdrawal from the E.U. These changes could impact the rollout of new vehicle features in Europe.
In addition to the various territorial legal requirements we are obligated to meet, our Lifestyle Vehicles are engineered to deliver overall 5-star performance in the two main voluntary vehicle safety performance assessment programs, U.S. NCAP and Euro NCAP. Five-star is the maximum attainable score. These independent organizations have introduced a number of additional safety related tests aimed at improving the safety of passenger vehicles, both for occupants and pedestrians involved in collisions with vehicles. Some of these tests are derived from the legal tests, such as side impact, but have higher performance requirements. Others are unique to the program. Areas covered by these tests include:
•Mobile Progressive Deformable Barrier
•Full Width Rigid Barrier
•Mobile Side Impact Barrier
•Side Pole
•Far Side Impact

•Whiplash
•Vulnerable Road Users (Pedestrians and Cyclists)
•Safety Assist
•Rescue and Extrication
Automobile Manufacturer and Dealer Regulation
State laws regulate the manufacture, distribution, sale and service of automobiles, and generally require motor vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to consumers in the state. Certain states do not permit automobile manufacturers to be licensed as dealers or to act in the capacity of a dealer, or otherwise restrict a manufacturer’s ability to deliver or service vehicles. The state laws differ for sales of vehicles directly to consumers as compared to sales through franchise-dealership arrangements. Should we pursue either of these options in combination with one another, or also in combination with other go-to-market models, such as a subscription offering, we expect that the dealer trade associations could mount challenges to our business model by challenging the legality of our operations in court and employing administrative and legislative processes to attempt to prohibit or limit our ability to operate. In addition, these trade associations could actively lobby state licensing agencies and legislators to interpret existing laws or enact new laws in ways not favorable to our approaches to offering vehicles to consumers; however, we intend to actively fight any such efforts to limit our ability to operate and to proactively support legislation supporting our go to market strategy, if needed.
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
COMPETITION
We have experienced, and expect to continue to experience, intense competition from a number of companies, particularly as the transportation sector increasingly shifts towards low-emission, zero-emission or carbon neutral solutions. Competing vehicles include internal combustion vehicles from established automobile manufacturers as well as alternative fuel and electric vehicles manufactured, or to be manufactured, by established and new automobile manufacturers. Many major automobile manufacturers currently offer EVs and hybrid vehicles, including plug-in versions, and many prospective automobile manufacturers are developing EVs. In recent years, interest in EVs from public investors has made access to public capital more readily available for newer entrants into the EV market, which in turn has increased the number of viable competitors. We believe the primary competitive factors in the EV market include, but are not limited to:
•product availability;
•technological innovation;
•product quality, reliability and safety;
•service options;
•product performance;
•design and styling;
•product price;
•manufacturing efficiency;
•access to reliable supply for raw materials and parts, including batteries;
•marketing and consumer adoption; and
•access to and efficient allocation of capital.
We believe that our EVs will compete favorably on the basis of these factors; however, many of our current and potential competitors have greater financial, technical, manufacturing, marketing and other resources than we do. Our competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their alternative fuel vehicle and EV programs. Additionally, our competitors may also have greater name recognition, longer operating histories, larger sales forces, more traditional sales and distribution strategies, broader customer and industry relationships and other tangible and intangible resources than we do. These competitors also compete with us in recruiting and retaining qualified research and development, manufacturing, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions in the EV market may result in even more resources being concentrated in our competitors.
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
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider them carefully,, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe to be immaterial may also become important factors that adversely affect our business. If any of these risks occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors
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
•We are an early stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.
•We may be unable to adequately control the costs associated with our operations.
•Our business plans require a significant amount of capital. If we are unable to obtain sufficient funding or do not have access to capital, we will be unable to execute our business plans and our prospects, financial condition and results of operations could be materially adversely affected.
•If we fail to successfully build and tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.
•We may not be able to realize the non-dilutive financial incentives offered by the States of Oklahoma and Arkansas where we will develop our own manufacturing facilities.
•Developing our own manufacturing facilities for production of our EVs could increase our capital expenditures and delay or inhibit production of our EVs.
•We have not achieved positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.
•Our financial results may vary significantly from period to period due to fluctuations in our operating costs, product demand and other factors.
•Our limited operating history makes evaluating our business and future prospects difficult and increases the risk of your investment.
•We previously identified material weaknesses in our internal control over financial reporting. Although the weaknesses previously identified have been remediated, if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.
•If we fail to manage our growth effectively, we may not be able to design, develop, manufacture, market and launch our EVs successfully.
•We are highly dependent on the services of our key employees and senior management and, if we are unable to attract and retain key employees and hire qualified management, technical and EV engineering personnel, our ability to compete could be harmed.
•We face significant barriers to manufacture and bring our EVs to market, and if we cannot successfully overcome those barriers our business will be negatively impacted.
•Our ability to develop and manufacture EVs of sufficient quality and appeal to customers on schedule and on a large scale is unproven and still evolving.
•We have no experience to date in high volume manufacture of our EVs.

•We will depend initially on revenue generated from a single EV model and in the foreseeable future will be significantly dependent on a limited number of models.
•There is no guarantee that we will be able to develop our software platform, Canoo Digital Ecosystem, or that if we are able to develop it, that we will obtain the revenue and other benefits we expect from it.
•We may fail to attract new customers in sufficient numbers or at sufficient rates or at all or to retain existing customers, if any, and may face risks if we are dependent on a small number of customers for a significant portion of our revenues.
•If our EVs fail to perform as expected, our ability to develop, market and deploy our EVs could be harmed.
•Our distribution model may expose us to risk and if unsuccessful may impact our business prospects and results of operations.
•We may experience significant delays in the design, production and launch of our EVs, which could harm our business, prospects, financial condition and operating results.
•Increases in costs, disruption of supply or shortage of raw materials and other components used in our vehicles, in particular lithium-ion battery cells, could harm our business.
•We depend upon third parties to manufacture and to supply key components and services necessary for our vehicles. We do not have long-term agreements with all of our manufacturers and suppliers, and if these manufacturers or suppliers become unwilling or unable to provide these key components and services we would not be able to find alternative sources in a timely manner and our business would be adversely impacted.
•We are or may be subject to risks associated with strategic alliances or acquisitions and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.
•Our EVs are based on the use of complex and novel steer-by-wire technology that is unproven on a wide commercial scale and rely on software and hardware that is highly technical, and if these systems contain errors, bugs or vulnerabilities, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.
•We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our EVs and customer data processed by us or third-party vendors.
•We face legal, regulatory and legislative uncertainty in how our go-to-market models will be interpreted under existing and future law, including, the potential inability to protect our intellectual property rights, and we may be required to adjust our consumer business model in certain jurisdictions as a result.
•The automotive market is highly competitive and technological developments by our competitors may adversely affect the demand for our EVs and our competitiveness in this industry.
Risks Related to Our Business and Financial Results
We are an early stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.
We incurred a net loss and comprehensive loss of $346.8 million and $86.7 million, for the years ended December 31, 2021 and 2020, respectively. We believe we will continue to incur operating and net losses and comprehensive losses each quarter, at least until we significantly advance operations and produce and deliver our EVs to the market on a large scale. Due to various circumstances we have in the past, and may in the future, delay the launch and delivery of our vehicles, or may not be able to deliver them at all. Even if we are able to successfully develop our EVs and attract customers for our vehicle and product offerings, there can be no assurance that we will be financially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our EVs, which may not occur.

We expect the rate at which we will incur losses to be significantly higher in future periods as we:
•continue to design, develop, manufacture and market our EVs;
•continue to utilize third-parties for supply, parts of our product development process and pre-production manufacturing;
•expand our production capabilities, including costs associated with developing our own manufacturing facilities (or if required, outsourcing some of the manufacturing of our EVs);
•build up inventories of parts and components for our EVs;
•manufacture an inventory of our EVs;
•continue to design, develop, and launch our software offerings and other non-vehicle products;
•expand our installation and servicing and repair capabilities;
•increase our sales and marketing activities and develop our distribution infrastructure; and
•increase our general and administrative functions to support our growing operations and to operate as a public company.
Because we will incur the costs and expenses from these efforts before we receive any incremental revenue with respect thereto, our losses in future periods will continue to be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenue, which would further increase our losses.
We may be unable to adequately control the costs associated with our operations.
We require significant capital to develop and grow our business, including developing and tooling our production facilities, developing and producing our EVs, establishing or expanding design, research and development, production, sales, customer experience and service facilities and building our brand. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including expenses to develop and tool our facilities, research and development expenses (including related to developing and commercializing our Lifestyle Vehicle, including the Lifestyle Delivery Vehicle, MPDV and Pickup, configurations thereof, and other future vehicles), raw material procurement costs, sales and distribution expenses as we build our brand and market our EVs and other products, and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. Furthermore, although we believe the intended modularity of our EV platform will allow us to reduce costs to develop and manufacture new vehicles, we cannot guarantee that this will be the case and the development and manufacture of new vehicle models may require greater capital expenditure than anticipated. In addition, we may incur significant costs associated with developing and operating both effective sales channels as well as a robust service and maintenance network for our EVs. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our EVs to meet projected performance metrics, identify and investigate new areas of demand and successfully market our EVs, but also to sell our EVs at prices needed to achieve our expected margins and control our capital expenditures and costs, including the risks and costs associated with developing our facilities, operating, maintaining and financing our fleet of EVs. If we are unable to efficiently design, develop, manufacture, market, deploy, distribute and service our EVs, our margins, profitability and prospects would be materially and adversely affected.
Our current business plans require a significant amount of capital. If we are unable to obtain sufficient funding or do not have access to capital, we may not be able to execute our business plans and our prospects, financial condition and results of operations could be materially adversely affected.

We have experienced operating losses, and we expect to continue to incur operating losses as we implement our business plans. We expect our capital expenditures to continue to be significant in the foreseeable future as we expand our business. We expect to expend capital with significant outlays directed both towards bringing our current vehicle programs to market as well as developing additional vehicles, along with related products and service offerings. The fact that we have a limited operating history means we have limited historical data on the demand for our EVs and other products. As a result, our future capital requirements may be uncertain and actual capital requirements may be different from those we currently anticipate. In addition, new opportunities for growth in future product lines and markets may arise and may require additional capital.

As of December 31, 2021, our principal source of liquidity is our unrestricted cash balance in the amount of $224.7 million. As an early-stage growth company, our ability to access capital is critical. We expect that we will need to raise additional capital in order to continue to execute our business plans in the future, and we plan to seek equity and/or debt financing, including by offering additional equity, and/or equity-linked securities, through one or more credit facilities and potentially by offering debt securities, to finance a portion of our future expenditures. The ongoing COVID-19 pandemic and resulting negative impact on the global macroeconomic environment and capital markets as well as other geopolitical forces may make it more difficult for us to raise additional funds.

The sale of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations or our ability to pay dividends to our stockholders. Our ability to obtain the necessary additional financing to carry out our business plans or to refinance, if necessary, any outstanding debt when due is subject to a number of factors, including general market conditions and investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds on favorable terms, we may have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We might not be able to obtain any such funding or we might not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations and our prospects, financial consolidated results of operations could be materially adversely affected, in which case our investors could lose some or all of their investment.

We have not achieved positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.
We have had negative cash flow from operating activities of $300.8 million and $107.1 million for the years ended December 31, 2021 and 2020, respectively. We expect to continue to have negative cash flow from operating and investing activities for 2022 as we will continue to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to develop and tool our facilities for production, increase sales, engage in development work and ramp up operations, including capital expenditures directed towards the manufacturing of our EVs. Our business also will at times require significant amounts of working capital to support the growth of additional EV platforms and vehicle models. An inability to generate positive cash flow may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance that we will achieve positive cash flow in the near future or at all.
Our financial results may vary significantly from period to period due to fluctuations in our operating costs, product demand and other factors.
We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as the pace at which we continue to design, develop and manufacture new EVs, increase production capacity and establish or expand design, research and development, production, sales and service facilities. Additionally, our revenue from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product derivatives based on market demand and margin opportunities, develop and introduce new EVs or introduce existing EVs to new markets for the first time. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results are not and will not be necessarily meaningful for the foreseeable future and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused only on quarterly financial results. If any of this occurs, the trading price of our Common Stock could fall substantially, either suddenly or over time.
Our limited operating history makes evaluating our business and future prospects difficult and increases the risk of your investment.
You must consider the risks and difficulties we face as an early stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, financial condition and operating results will be materially and adversely harmed. Legacy Canoo was incorporated in November 2017, and we became a public company only in late 2020. As a result, we have a very limited operating history on which investors can base an evaluation of our business, prospects, financial condition and operating results. There are no assurances that we will be able to secure future business with customers.
It is difficult to predict our future revenue and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected.
We previously identified material weaknesses in our internal control over financial reporting. Although the weaknesses previously identified have been remediated, if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.
In connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2019, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. See Part II, Item 9A. Controls and Procedures, Previously Identified Material Weaknesses in Internal Control over Financial Reporting, for a description of those material weaknesses and the Company’s remediation thereof.
Although the identified weaknesses have been remediated, we cannot assure you that we will not identify other material weaknesses in the future and that the measures we may take in that case, will be sufficient to remediate any control deficiencies. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we identify additional material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the U.S. Securities and Exchange Commission (the “SEC”) could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our Common Stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm our reputation and financial condition, or diversion of financial and management resources from the operation of our business.
If we fail to manage our growth effectively, we may not be able to design, develop, manufacture, market and launch our EVs successfully.
Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We intend to expand our operations significantly. We expect our future expansion to include:
•developing our facilities
•expanding the management team;
•hiring and training new personnel;
•forecasting production and revenue;
•controlling expenses and investments in anticipation of expanded operations;
•establishing or expanding design, production, sales and service facilities;
•implementing and enhancing administrative infrastructure, systems and processes; and
•expanding into new markets.
We are highly dependent on the services of our key employees and senior management and, if we are unable to attract and retain key employees and hire qualified management, technical personnel, our ability to compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business. In particular, we are highly dependent on the services and reputation of Tony Aquila, our Chief Executive Officer and Executive Chair. Mr. Aquila is a significant influence on and driver of our business plan. If Mr. Aquila were to discontinue his service due to death, disability or any other reason, or if his reputation is adversely impacted by personal actions or omissions or other events within or outside his control, we would be significantly disadvantaged.

Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel. We intend to continue to hire a significant number of additional personnel, including software engineers, design and production personnel and service technicians for our EVs and related products, including our software offerings. Competition for individuals with experience designing, producing and servicing EVs and automotive software is intense particularly given current labor shortages as a consequence of the COVID-19 pandemic. As a result, it may be challenging to attract, hire and retain skilled personnel, in particular automotive engineering and software engineers. The geographic location of the areas where we operate or intend to operate, including Arkansas, Oklahoma, Texas and Southern California may exacerbate these challenges given that availability of skilled personnel with experience in EVs and automotive software may not be as readily or historically available in certain of those locations.

Moreover, in the near term, the successful launch and ramp up of our manufacturing operations will require the hiring of substantial numbers of new personnel. Because our EVs are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in alternative fuel and EVs may not be available to hire, and as a result, we expect to expend significant time and expense training any newly hired employees. The timely and successful launch of our manufacturing operations, and thus our vehicle programs, is dependent upon on our ability to identify, hire, attract, train and retain enough qualified personnel to develop our facilities and initiate production of our EVs at scale.
We face significant barriers to manufacture and bring our EVs to market, and if we cannot successfully overcome those barriers our business will be negatively impacted.
The EV industry has traditionally been characterized by significant barriers to entry, including the ability to meet performance requirements or industry specifications, acceptance by end users, large capital requirements, investment costs of design and production, long lead times to bring EVs to market from the concept and design stage, the need for specialized design and development expertise, regulatory requirements, establishing a brand name and image the need to establish sales capabilities, and increasing competition of more established companies. If we are not able to overcome these barriers, our business, prospects, financial condition and operating results will be negatively impacted and our ability to grow our business will be harmed.
Risks Related to our Customers and Products
Our ability to develop and manufacture EVs of sufficient quality and appeal to customers on schedule and on a large scale is unproven and still evolving.
Our future business depends in large part on our ability to execute our plans to design, develop, manufacture, market, deploy and service our EVs and other product offerings.
Even though we currently expect that our Lifestyle Vehicle, starting with the Lifestyle Delivery Vehicle, will be offered in late 2022, with our other vehicle models and configurations to come shortly thereafter, we have significant milestones to achieve before then and we have had to delay and reassess our launch dates various times in the past. Our continued development and manufacturing of our first volume manufactured EVs and our future EVs are and will be subject to risks, including with respect to:
•appropriate design and timely development and tooling of our manufacturing facilities or availability of alternatives to production, if we face challenges that impact the timely development of our facilities;
•the equipment we plan to use being able to accurately manufacture our EVs within specified design tolerances;
•the compatibility of our proprietary modular EV platform with each of our currently planned vehicles and future vehicle designs;
•long- and short-term durability of our EVs to withstand day-to-day wear and tear;

•compliance with environmental, workplace safety and similar regulations;
•engineering, designing and testing and securing delivery of critical systems and components on acceptable terms and in a timely manner;
•delays in delivery of final systems and components by our suppliers;
•shifts in demand for our current products and future derivatives built off our EV platform;
•our ability to attract, recruit, hire and train skilled employees;
•quality controls, particularly as we plan to expand our production capabilities;
•delays or disruptions in our supply chain;
•other delays and cost overruns; and
•our ability to secure additional funding, if necessary.

We also currently plan to retain third-party vendors and service providers to engineer, design and test some of the critical systems and components of our EVs. While this allows us to draw from such third parties’ industry knowledge and expertise, there can be no assurance such systems and components will be successfully developed to our specifications or delivered in a timely manner to meet our program timing requirements.
We will depend initially on revenue generated from a single EV model and in the foreseeable future will be significantly dependent on a limited number of models.
Our business will initially depend substantially on the success of our first vehicle releases, including our Lifestyle Vehicles, which we anticipate will be delivered to customers beginning in late 2022, the MPDV and the Pickup, based on current planning. We expect to be ready to deliver the Lifestyle Vehicle and its variants first; however, at this time, there is no absolute certainty regarding timing of production of this model or our other models. Historically, automobile customers have come to expect a variety of vehicle models offered in a manufacturer’s fleet and new and improved vehicle models to be introduced frequently. In order to meet these expectations as well as evolving areas of market demand and margin opportunities, we plan in the future to introduce on a regular basis new EV models as well as enhance versions of existing vehicle models. The introduction of new EV models on the consumer side may limit customers’ willingness to purchase older model EVs. To the extent our product variety and cycles do not meet consumer expectations or cannot be manufactured on our projected timelines and in line with cost and volume targets, our financial results may be materially adversely affected. Given that for the foreseeable future, our business will depend on a limited number of models, to the extent a particular model is not well-received by the market, our sales volume could be materially and adversely affected. This could have a material adverse effect on our business, prospects, financial condition and operating results.
There is no guarantee that we will be able to develop our software platform, Canoo Digital Ecosystem, or that if we are able to develop it, that we will obtain the revenue and other benefits we expect.
In addition to our vehicle technology, we are developing a software platform intended to aggregate car data from both our EVs and other vehicles to deliver certain information to our customers. We believe this software will be an important component to maximize utility and value from the vehicle ownership experience. Leveraging our data aggregation platform, we are planning to create an “application store,” the Canoo Digital Ecosystem, to centralize vehicle information for customers. We expect some functionalities will be packaged with the vehicle, while others are expected to be offered as upgradeable options. In addition, we plan to assess partnerships with third parties for certain services accessed through our software, such as financing or insurance. If we are unable to develop our software platform or market the Canoo Digital Ecosystem, or if customers do not consider it valuable or do not use it as intended, we may not achieve the benefits we expect and our revenues may be lower than expected, all of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We may fail to attract new customers in sufficient numbers or at sufficient rates or at all or to retain existing customers, if any, and may face risks if we are dependent on a small number of customers for a significant portion of our revenues.
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
If consumers do not perceive our product offerings to be of value or our EV offerings are not favorably received by them, we may not be able to attract and retain customers. If our efforts to satisfy and retain our existing customers are not successful, we may not be able to attract new customers, and as a result, our ability to maintain and/or grow our business will be adversely affected. Customer retention will also be largely dependent on the quality and effectiveness of our customer service and operations, which may be handled internally by our personnel and also by third-party service providers. Outsourcing of certain customer service and claims administration functions may reduce our ability to ensure consistency in our overall customer service processes. In addition, competitors may provide a better value or services. If we are unable to successfully compete with current and new competitors in both retaining existing customers and attracting new customers, our business will be adversely affected.
In addition, because we intend to focus a portion of our selling efforts on commercial fleets, particularly with respect to the Lifestyle Delivery Vehicle and MPDV, we may at times depend upon purchases from a small number of customers, or a single customer, particularly as we begin to develop our brand reputation and customer base. We may make capital investments and strategic business decisions as a result of a substantial relationship with one or more of such customers. If we are unable to maintain a strong relationship with such customers or if anticipated sales volumes with such customers decrease or do not meet expectations, whether or not for reasons outside of our control, our revenue and operations could be adversely affected.
Furthermore, our results of operations could be adversely affected by declines in demand for our product offerings or failures to effectively respond to changes in customer demand. Demand for our product offerings may be negatively affected by a number of factors, including geopolitical uncertainty, competition, cybersecurity incidents, decline in our reputation and saturation in the markets where we operate. Prevailing general and local economic conditions may also negatively affect the demand for our EV offerings.
Our business and prospects depend significantly on our ability to build the Canoo product and servicing brand. We may not succeed in continuing to establish, maintain and strengthen the Canoo brand, and our brand and reputation could be harmed by negative publicity regarding Canoo or our EVs.
Our business and prospects are heavily dependent on our ability to develop, maintain and strengthen the Canoo brand. If we are unable to maintain and strengthen our brand, we may lose the opportunity to sell to targeted customers. Promoting and positioning our brand depends significantly on our ability to provide high quality EVs and engage with our customers as intended, and we have limited experience in these areas. In addition, our ability to develop, maintain and strengthen the Canoo brand will depend heavily on the success of our customer sales and development. Such efforts mainly include building a community of online and offline users engaged with our mobile application and branding initiatives, such as targeted marketing programs through direct marketing to potential partners and localities. Such efforts may be non-traditional and may not achieve the desired results. To reach targeted sales goals, we may be required to change our customer development and branding practices, which could result in substantially increased expenses, including, for example, the increased need to use traditional media such as television, radio and print and engage celebrity talent or brand ambassadors. Many consumers value safety and reliability as important factors in choosing a vehicle and may be reluctant to acquire a vehicle from a new and unproven automotive maker. In addition, our novel technology and design may not align with existing consumer preferences. If we do not develop and maintain a strong brand and product alignment with potential customers, our business, prospects, financial condition and operating results will be materially and adversely impacted.
In addition, if incidents occur or are perceived to have occurred, whether or not such incidents are within our control, we could be subject to adverse publicity. Given the popularity of social media, any negative publicity, whether true or not, could quickly proliferate and harm consumer perceptions and confidence in the Canoo brand. Furthermore, there is the risk of potential adverse publicity related to our manufacturing or other partners whether or not such publicity related to their collaboration with us. Our ability to successfully position our brand could also be adversely affected by perceptions about the quality of our competitors’ vehicles.
In addition, from time to time, our EVs may be evaluated and reviewed by third parties. Any negative reviews or reviews which compare us unfavorably to competitors could adversely affect consumer perception about our EVs.
If our EVs fail to perform as expected, our ability to develop, market and deploy our EVs could be harmed.
Our EVs may contain defects in design and production that may cause them not to perform as expected or may require repair. We currently have a limited frame of reference by which to evaluate the performance of our EVs. There can be no assurance that we will be able to detect and fix any defects in our EVs. We may experience recalls in the future, which could adversely affect our brand and could adversely affect our business, prospects, financial condition and operating results. Our EVs may not perform consistent with customers’ expectations or consistent with other vehicles which may become available. Any product defects or any other failure of our EVs and software to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, negative publicity, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results. Additionally, problems and defects experienced by other electric consumer vehicles could by association have a negative impact on perception and customer demand for our EVs.
Our distribution model may expose us to risk and if unsuccessful, may impact our business prospects and results of operations.
We expect to offer certain of our vehicles through direct sales through our website for fleets, individuals, and volume orders. Direct sales to customers rather than through franchised dealerships, is a model of vehicle distribution that is relatively new and is different from the predominant current distribution model for automobile manufacturers and, with limited exceptions, unproven. In addition, we are also exploring vehicle sales through alternative distribution channels, including physical retailers and online sales platforms, as well as franchise dealers.
We have no historical experience in selling or leasing vehicles directly or through alternative channels, and therefore this model may require significant expenditures and provide for slower expansion than the traditional dealer franchise system. For example, we will not be able to utilize long established sales channels developed through a franchise system to increase sales volume. Moreover, we will be competing with companies with well established distribution channels. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies.
Implementing a direct sales and leasing model is subject to numerous significant challenges, including obtaining permits and approvals from government authorities, and we may not be successful in addressing these challenges in all cases. Further, there are substantial automotive franchise laws in place in many geographies around the world and we might be exposed to significant franchise dealer litigation risks, which risks may be further increased if we ultimately elect to pursue a dealer franchise model in certain jurisdictions in lieu of or in addition to a direct sales and leasing model.
If our direct sales and leasing model or alternative distribution channels do not develop as expected or develop more slowly than expected, we may be required to modify or abandon such models, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.
In addition, we still expect that a portion of our distribution will be conducted under a consumer subscription model. A consumer subscription model is a distinct approach to automotive sales. In a subscription model, we would provide customers direct access to our owned EV fleet rather than selling or leasing our EVs via direct sales. The subscription model of vehicle distribution is relatively new and unproven and may provide for slower expansion than a traditional dealer franchise model. In addition, as the EVs in a subscription fleet age, consumers may be unwilling to pay the same subscription price as they are for a new vehicle, and if we are forced to discount our subscription prices, it may limit our ability to become profitable. If consumers determine that there is not a compelling reason to switch from the traditional automotive purchasing models, our subscription model may not develop as expected and we may not be able to conduct sales through such a model, which may have an adverse impact on our results of operations.

We face legal, regulatory and legislative uncertainty in how our go-to-market models will be interpreted under existing and future law and we may be required to adjust our business model in certain jurisdictions as a result.
Direct sales models and subscription models are each relatively novel in the automotive industry and may be subject to challenge under foreign, federal, state, local or municipal laws or regulatory restrictions in certain jurisdictions. We may be required to seek regulatory or policy changes to clarify uncertainties in existing law or to comply with certain existing state and local laws and regulations regarding advertising, sales, referrals, contract and pricing disclosures, delivery of EVs to consumers, operating showrooms, data collection, vehicle tracking, service and repair, recall or other aspects of a non-traditional go-to-market model. In addition, dealer and other trade associations may mount challenges to such a model by challenging the legality of our operations in court and may undertake regulatory and legislative efforts to propose laws that, if enacted, would prohibit or severely limit our ability to operate. The application of state laws, including the regulatory and legislative process, to our operations and prospect continues to be difficult to predict.
If we cannot overcome such legal, regulatory and legislative barriers in certain jurisdictions, we may be required to adjust our consumer go-to-market strategies or timetable in order to comply with the laws and regulations of such jurisdictions or, in certain other jurisdictions, we may be prohibited from operating altogether. For customers residing in any jurisdictions in which we will not be allowed to market or directly sell EVs based on our direct sales model or a subscription model, as the case may be, we may have to arrange alternate sales and distribution methods, or cease sales and marketing efforts altogether. These workarounds could add significant complexity, and as a result, costs, to our business.
We expect that we will incur significant costs in defending our right to operate in accordance with a direct sales model or subscription model in many jurisdictions, which subjects us to substantial risk as it may provide for slower and more costly expansion of our business than may be possible by utilizing more traditional approaches. To the extent that efforts to block or limit our operations are successful, or if we are required to comply with regulatory and other requirements applicable to vehicle leasing, franchise laws or rental car services, our revenue and growth would be adversely affected.
Future product recalls could materially adversely affect our business, prospects, financial condition and operating results.
Any product recall in the future, whether it involves our or a competitor’s product, may result in negative publicity, damage our brand and materially adversely affect our business, prospects, financial condition and operating results. In the future, we may voluntarily or involuntarily, initiate a recall if any of our EVs or any of their parts prove to be defective or noncompliant with applicable federal motor vehicle safety standards. These types of disruptions could jeopardize our ability to fulfill existing contractual commitments or satisfy demand for our EVs and could also result in the loss of business to our competitors. Such recalls also involve significant expense and diversion of management attention and other resources, which could adversely affect our brand image, as well as our business, prospects, financial condition and operating results. If a large number of vehicles are the subject of a recall or if needed replacement parts are not in adequate supply, we may not be able to repair and re-deploy recalled vehicles for a significant period of time.
If we are unable to establish and maintain confidence in our long-term business prospects among customers and analysts and within our industry or are subject to negative publicity, then our financial condition, operating results, business prospects and access to capital may suffer materially.
Customers may be less likely to purchase our EVs if they are not convinced that our business will succeed or that our service and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among customers, suppliers, analysts, ratings agencies and other parties in our EVs, long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited operating history, customer unfamiliarity with our EVs, any delays in developing our manufacturing facilities and launching or scaling production as well as delivery and service operations to meet demand, competition and uncertainty regarding the future of hybrid electric and EVs, including our EVs and our production and sales performance compared with market expectations.

We have not yet executed on our EV aftermarket servicing and customer deployment of our integrated software. If we or our partners are unable to adequately service our EVs, our business, prospects, financial condition and operating results may be materially and adversely affected.
Because we do not plan to begin production of our EVs until late 2022 at the earliest, we do not yet have experience in servicing or repairing our EVs for customers. Servicing EVs is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. We plan to leverage our own service facilities or partner with third-parties, where possible, to perform some or all of the servicing on our EVs, and there can be no assurance that we will be able to enter into effective arrangement with any such third-party provider. Although such servicing partners may have experience in servicing other vehicles, they will initially have limited experience in servicing our vehicles. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience or inventory to meet these service requirements in a timely manner. Any continued global and local disruptions in supply chains, due to the pandemic and other factors, may adversely affect our timely capacity to service our vehicles. In addition, if we are unable to roll out and establish a widespread service network that complies with applicable laws, customer satisfaction could be adversely affected, which in turn could materially and adversely affect our reputation and thus our sales, results of operations and prospects.
While we expect some Canoo Digital Ecosystem functionalities to be packaged with the vehicle, others are expected to be offered as upgradeable options accessed as a subscription service. Our customers will depend on our customer support team to resolve technical and operational issues with respect to the integrated software functionality underlying our EVs or the additional functionality accessed through subscription. We will need to accurately predict service costs and customer usage in order to provide customer support and vehicle maintenance in a cost-effective manner. Customer behavior and usage may result in higher than expected maintenance and repair costs, which may negatively affect our financial condition and operating results.
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
Our customers may face challenges with charging solutions for our EV.
The successful growth of the EV market, including for us, depends on the availability of comprehensive charging solutions conveniently accessible. We will seek to reduce range anxiety by designing our vehicles to be able to use a wide range of charging solutions and by connecting charging availability to our mobile application. The success of these efforts is highly dependent on government and private sector efforts to build out widely accessible charging infrastructure. We have very limited experience connecting charging solutions to customers which is subject to challenges, including:
•the logistics of securing agreements with third-party providers who are rolling out and supporting networks of charging solutions in areas with our customers;
•inadequate capacity or over capacity in certain areas, security risks or risk of damage to vehicles, the potential for lack of customer acceptance of charging solutions, including the risk that customers may be conditioned to favor or expect proprietary charging solutions;
•the building out of, and access to, sufficient charging infrastructure;
•excessive costs surpassing our estimates and expectations;
•obtaining any required permits for our customers to access charging solutions, which may include land use rights and filings; and

•the risk that government support for EV and alternative fuel solutions and charging infrastructure may deploy slower than promised and may not continue.
While the prevalence of charging stations generally has been increasing, charging station locations are significantly less widespread than gas stations. Some potential customers may choose not to purchase our vehicles because of the lack of a more widespread charging infrastructure. Further, to provide our customers with access to sufficient charging infrastructure, we will rely on the availability of, and successful integration of our vehicles with, third-party charging networks. Any failure of third-party charging networks to meet customer expectations or needs, including quality of experience, could impact the demand for EVs, including ours. For example, where charging bays exist, the number of vehicles could oversaturate the available charging bays, leading to increased wait times and dissatisfaction for customers. In addition, given our limited experience with charging solutions, there could be unanticipated challenges which may hinder our ability to connect customers to charging solutions or make accessing charging solutions costlier than anticipated. To the extent we are unable to meet user expectations or experience difficulties in connecting customers to charging solutions, our reputation and business, prospects, financial condition, results of operations, and cash flows may be materially and adversely affected.
Insufficient reserves to cover warranty expense, future part replacement needs or other vehicle repair requirements, including any potential software upgrades, could materially adversely affect our business, prospects, financial condition and operating results.
Once we begin commercial production of our EVs, we will need to maintain reserves to cover warranty, part replacement and other vehicle repair needs, including any potential software upgrades or warranty claims. If our reserves are inadequate to cover future warranty and maintenance requirements on our EVs, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected expenses as well as claims from our customers, including loss of revenue or damages. There can be no assurance that then-existing reserves will be sufficient to cover all claims.
Preorders for EVs are cancellable.
Our EVs are still in development. As a result, we offer reservations, or preorders, for our Lifestyle Vehicles, our Multi-Purpose Delivery Vehicles and our Pickup that are cancellable without penalty, including full refund of any deposit payments (generally $100 per vehicle reserved). Given the anticipated lead times between preorders and the date of delivery of our EVs, there is a heightened risk that customers who preorder a vehicle may ultimately decide not to convert into binding contracts to purchase to our EVs due to potential changes in customer preferences, competitive developments and other factors. As a result, no assurance can be made that preorders will not be cancelled or that preorders will result in a final purchase, and any such cancellations could harm our business, prospects, financial condition and operating results.
Risks Related to our Production Processes and Supply Chain
If we fail to successfully build and tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.
We intend to have an advanced industrialization facility located in Bentonville, Arkansas, and a mega microfactory facility located in Pryor, Oklahoma. We have entered into or are currently negotiating leases with respect to these facilities. Construction and tooling of our facilities for production of our vehicles and our future expansion plans are complicated and present significant challenges. Among such challenges, our launch plans contemplate a compressed time period between the construction and tooling of our sites and the start of commercial production. As with any large-scale capital project, our construction and tooling efforts could be subject to delays, cost overruns or other complications. These risks could be exacerbated because we are building our facilities from the ground up to support our electric vehicle production processes, which differ substantially from traditional automobile production processes for which expertise is more readily available. In order to commence commercial production at our facilities in Arkansas and Oklahoma, we will also need to hire and train a significant number of employees and integrate a yet-to-be-fully-developed supply chain. A failure to commence commercial production on schedule would lead to additional costs and would delay our ability to generate meaningful revenues. In addition, it could prevent us from gaining the confidence of potential customers, spur cancellations of reservations for our vehicles and open the door to increased competition. All of the foregoing could hinder our ability to successfully launch and grow our business and achieve a competitive position in the market.

In addition, there can be no assurance that we will be able to establish each of our planned production facilities in the State of Arkansas or the State of Oklahoma within the planned timelines, or at all. The expense and time required to complete development of such facilities and to assure that EVs manufactured at such facilities comply with our quality standards and regulatory requirements could be greater than currently anticipated. Developing our own manufacturing and production facilities increases our capital expenditures and could delay production of our EVs. If we are unable to complete development of our facilities in accordance with our anticipated timelines, we may be unable to produce and deliver our EVs to the market within our planned timelines.
In addition, if any of our manufacturing facilities are not constructed in conformity with our requirements, repair or remediation may be required to support our planned phased manufacturing build-out and could require us to take vehicle production offline, delay implementation of our planned phased manufacturing build-out, or construct alternate facilities, which could materially limit our manufacturing capacity, delay planned increases in manufacturing volumes, or adversely affect our ability to timely sell and deliver our electric vehicles to customers. Any repair or remediation efforts could also require us to bear substantial additional costs, including both the direct costs of such activities and potentially costly litigation or other legal proceedings related to any identified defect, and there can be no assurance that our insurance policies or other recoveries would be sufficient to cover all or any of such costs. Any of the foregoing consequences could have a material adverse effect on our business, prospects, results of operations and financial condition and could cause our results of operations to differ materially from our projections.

We may not be able to realize the non-dilutive financial incentives offered by the States of Oklahoma and Arkansas where we will develop our own manufacturing facilities. Developing our own manufacturing facilities for production of our EVs could increase our capital expenditures and delay or inhibit production of our EVs.
In June 2021, we finalized the selection of the State of Oklahoma as the location for our U.S. mega microfactory (among other facilities) to execute Phase 2 of production of our EVs, and in November 2021, we finalized the selection of the State of Arkansas as the location for an advanced industrialization facility (among other facilities), which is expected to support our initial production of EVs starting as early as 2022. As part of the negotiations with the State of Oklahoma and the State of Arkansas, the States have offered non-dilutive financial incentives to support our facilities, which we expect could be realized through a period of time based upon the achievement of certain milestones.
Our agreements with the States of Arkansas and Oklahoma are preliminary and there is no assurance that we will be able to enter into definitive agreements reflecting the non-dilutive financial incentives we have been offered. There is also no guarantee that if we are able to enter into definitive agreements, we will be able to achieve the milestones or other requirements established by the States of Arkansas and Oklahoma to realize the full value of the financial incentives. Other factors beyond our control could also impact the ability of the States to materialize such incentives. As a result, there is no guarantee that we will realize the non-dilutive incentives offered to us.

We and our third-party suppliers will rely on complex machinery for production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.
We and our third-party suppliers will rely on complex machinery, for the production and assembly of our EVs and their subassemblies and components, which will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our manufacturing facilities and the facilities of our third-party suppliers consist or will consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency.
Our facilities may also be harmed or rendered inoperable by natural or man-made disasters, including but not limited to earthquakes, tornadoes, flooding, fire, power outages, environmental hazards and remediation, costs associated with decommissioning of equipment, labor disputes and strikes, difficulty or delays in obtaining governmental permits and licenses, damages or defects in electronic systems, industrial accidents or health epidemics, such as the recent COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our vehicles for some period of time. The inability to produce our vehicles or the backlog that could develop if our manufacturing plant is inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all. Should operational risks materialize, they may result in the personal injury to or death of our workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.
We have no experience to date in high volume manufacture of our EVs.
We do not know whether we will be able to develop efficient, automated, low-cost production capabilities and processes and reliable sources of component supply, that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our EVs. Even if we are successful in developing our high volume production capability and processes and reliably source our component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or force majeure events, or in time to meet our EV commercialization schedules or to satisfy the requirements of customers and potential customers. Any failure to develop such production processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, prospects, financial condition and operating results.
We may experience significant delays in the design, production and launch of our EVs, which could harm our business, prospects, financial condition and operating results.
Our EVs are still in the development and testing phase, and deliveries of our first volume production model, the Lifestyle Vehicle and its variants, including the Lifestyle Delivery Vehicle, are not expected to begin until late 2022, and may occur later or not at all. We have delayed launch of our vehicles in the past and may delay in the future. Any delay in the financing, design, development, production and release of our EVs, could materially damage our brand, business, prospects, financial condition and operating results. There are often delays in the design, development, production and release of new vehicles, and to the extent we delay the launch of our EVs, whether as a matter of corporate strategy or outside circumstances, our growth prospects could be adversely affected as we may fail to grow our market share. In particular, if we face challenges or delays in the build out of our manufacturing operations, including initially our advanced industrialization facility in Arkansas and later our mega microfactory facility in Oklahoma, we may face potentially significant production delays which could adversely affect our business. In addition, if we are not able to manufacture EVs at scale that meet our specifications on timelines required to meet market demand, we may need to expand our manufacturing capabilities, which could cause delays in our vehicle programs and would cause us to incur additional costs. Furthermore, we rely on third-party suppliers for the provision and development of many of the key components and materials used in our EVs, and to the extent they experience any delays, we may need to seek alternative suppliers. If we experience delays by our suppliers or other third-party partners, it could experience delays in delivering on our timelines.
Increases in costs, disruption of supply or shortage of raw materials and other components used in our vehicles, in particular lithium-ion battery cells, could harm our business.
We incur significant costs related to procuring raw materials required to manufacture and assemble our vehicles and operate our business. The prices for these raw materials fluctuate depending on factors beyond our control including market conditions and global demand for these materials. Increases in prices could adversely affect our business, prospects, financial condition, results of operations, and cash flows. Further, any delays or disruptions in our supply chain could harm our business. The COVID-19 pandemic has caused disruptions to and delays in our operations, including shortages and delays in the supply of certain parts, including semiconductors and other materials and equipment necessary for the production of our vehicles and development of our manufacturing facilities. Increased production of EVs by our competitors could also result in price fluctuations and shortages of supply of raw materials and components important to our business.
Among other materials, our business depends on the continued supply of lithium battery cells for our vehicles. We are exposed to multiple risks relating to such supply, including:

•the inability of battery cell manufacturers to build or operate battery cell manufacturing plants to supply the numbers of battery cells (including the applicable chemistries) sufficient to support the growth of the electric vehicle industry as demand for such cells increases;

•an increase in the cost, or decrease in the available supply, of raw materials used in the cells;
•disruption in the supply of cells due to quality issues or recalls by battery cell manufacturers; and

•fluctuations in the value of any foreign currencies in which battery cell and related raw material purchases are or may be denominated against the U.S. dollar.
Our business is dependent on the continued supply of battery cells for the battery packs used in our EVs and we have contracted with Panasonic for the initial supply of our battery cells. While we are excited about this partnership, if Panasonic is unable to supply battery cells because of shortages of raw materials, increased demand from other EV manufacturers, delays in shipping and transportation or other factors, we could be required to find alternative sources. We may not be able to find an alternative supplier in time or at all. Any disruption in our supply of battery cells could disrupt production of our EVs.
Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges and material costs. Substantial increases in the prices for our raw materials and components or prices charged to us, such as those charged by battery cell suppliers, would increase our operating costs, and could reduce our margins if the increased costs cannot be recouped through increased vehicle prices. Any attempts to increase product prices in response to increased material costs could result in cancellations of orders and therefore materially and adversely affect our brand, image, business, prospects and operating results.
We depend upon third parties to manufacture and to supply key semiconductor chip components necessary for our vehicles. We do not have long-term agreements with all of our semiconductor chip manufacturers and suppliers, and if these manufacturers or suppliers become unwilling or unable to provide an adequate supply of semiconductor chips, with respect to which there is a global shortage, we would not be able to find alternative sources in a timely manner and our business would be adversely impacted.
Semiconductor chips are a vital input component to the electrical architecture of our vehicles, controlling wide aspects of the vehicles’ operations. Due to our reliance on these semiconductor chips, we are subject to the risk of shortages and long lead times in their supply. We are still in the process of identifying alternative manufacturers for semiconductor chips. We have in the past experienced, and may in the future experience, semiconductor chip shortages, and the availability and cost of these components would be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems.
In particular, continued increased demand for semiconductor chips after 2020, due in part to the COVID-19 pandemic and increased demand for consumer electronics that use these chips, has resulted in a severe global shortage of chips in 2021, which we expect to continue through 2022. As a result, our ability to source semiconductor chips used in our vehicles has been adversely affected. This shortage may result in increased chip delivery lead times, delays in the production of our vehicles, and increased costs to source available semiconductor chips. To the extent this semiconductor chip shortage continues, and we are unable to mitigate the effects of this shortage, our ability to deliver sufficient quantities of our vehicles to fulfill our preorders and to support our growth through sales to new customers would be adversely affected. In addition, we may be required to incur additional costs and expenses in managing ongoing chip shortages, including additional research and development expenses, engineering design and development costs in the event that new suppliers must be onboarded on an expedited basis. Further, ongoing delays in production and shipment of vehicles due to a continuing shortage of semiconductor chips may harm our reputation and discourage additional preorders and vehicle sales, and otherwise materially and adversely affect our business and operations.
We are dependent on our suppliers, some of which are single or limited source suppliers, and the inability of these suppliers to deliver necessary components of our EVs at prices and volumes, performance and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results.
We rely on third-party suppliers for the provision and development of many of the key components and materials used in our EVs. While we plan to obtain components from multiple sources whenever possible, some of the components used in our EVs will be purchased by us from a single source, at least initially or for certain markets. For example, our batteries will initially be purchased from a single source, Panasonic. See “—Increases in costs, disruption of supply or shortage of raw materials and, in particular for lithium-ion battery cells, and other components used in our vehicles, in particular lithium-ion battery cells, could harm our business.” Our third-party suppliers may not be able to meet their product specifications and performance characteristics, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications for their products for which we plan to use or provide warranties that are necessary for our solutions.

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
We have in the past entered into non-binding understandings and other similar arrangements with certain key suppliers and development partners to form strategic alliances with such third parties, and may in the future enter into additional strategic alliances or joint ventures or minority equity investments, in each case with various third parties for the production of our EVs as well as with other collaborators with capabilities on data and analytics and engineering. To the extent we have or in the future enter into non-binding understandings or similar arrangements with key suppliers and development partners, there is no guarantee that those arrangements would lead to any binding contract or lasting or successful business relationships with such key suppliers and development partners. If these strategic alliances are established, they may subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third-party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third-party.
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
We face intense competition in bringing our EVs to market. Both the automobile industry generally, and the EV segment in particular, are highly competitive, and we will be competing for sales with both EV manufacturers and traditional automotive companies. Many major automobile manufacturers have EVs available today and other current and prospective automobile manufacturers are also developing EVs. In recent quarters, interest in EVs from public investors has made access to public capital more readily available for newer entrants into the EV market, which in turn has increased the number of viable competitors. The influx of new, well-capitalized entrants, some of whom may be better capitalized than us or differently focused in areas of the EV market with greater demand, could have a material adverse effect on our business, prospects, financial condition and operating results. Many of our current and potential competitors may have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products, including their EVs. Additionally, many of our current and potential competitors may have greater name recognition, longer operating histories, larger sales forces, established servicing networks and broader customer and industry relationships and other resources than we do. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing, servicing, software and hardware engineering, and management personnel, as well as with investment opportunities and acquiring technologies complementary to, or necessary for, our EVs. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors. There are no assurances that customers will choose our EVs over those of our competitors, or over internal combustion engines vehicles. We expect additional competitors will continue to enter the industry. We also compete with companies offering automotive software products which may be comparable or fall into similar demand segments as our own.
We expect competition in our industry to continue to intensify based on the current and future competitive landscape in light of an increasing demand and regulatory push for alternative fuel vehicles and EVs.
If the market for EVs does not develop as we expect or develops more slowly than is expected, our business, prospects, financial condition and operating results will be adversely affected.
Our growth is highly dependent upon the adoption by consumers and commercial fleets of EVs, the timely functioning of global and localized supply chains, and the public and private build out of EV charging infrastructure. The target demographics for our EVs are highly competitive. If the market for EVs does not develop at the rate or in the manner or to the extent that we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuels, hybrid and EVs is new and untested and is characterized by rapidly changing technologies, price competition, numerous competitors, evolving government regulation and industry standards and uncertain customer demands and behaviors.
The market for alternative fuel vehicles is rapidly evolving and as a result, the market for our EVs could be affected by numerous factors, such as:
•perceptions about EV features, quality, safety, performance and cost;
•perceptions about the limited range over which EVs may be driven on a single battery charge;
•concerns over access to charging and charging stations, as well as the time required to charge EVs;
•competition, including from other types of alternative fuel, including hydrogen or compressed natural gas (CNG) vehicles, plug-in hybrid EVs and high fuel-economy internal combustion engine vehicles;
•fuel prices, including volatility in the cost of fossil fuels;

•the timing of adoption and implementation of fully autonomous vehicles;
•access to and pricing of raw materials
•government regulations, ESG restrictions, and economic incentives;
•access to charging facilities and related infrastructure costs and standardization of EV charging systems;
•electric grid capacity and reliability;
•macroeconomic factors.
•continued disruption in global and local supply chains due to the COVID-19 pandemic or other factors; and
•perceptions of overall EV vehicle safety, such as those relating to battery combustibility.
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
We anticipate applying for federal and state grants, loans and tax and other economic incentives under government programs designed to stimulate the economy and support the production of alternative fuel and EVs and related technologies. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from federal, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot provide assurance that we will be successful in obtaining any of these additional grants, loans and other incentives or that our business model will in all cases be eligible for certain tax or other economic incentives.
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
Any defects or errors in, or which are attributed to, our steer-by-wire technology, could result in:
•delayed market acceptance of our EVs;
•loss of customers or inability to attract new customers;
•diversion of engineering or other resources for remedying the defect or error;
•damage to our brand or reputation;
•increased service and warranty costs;
•legal action by customers or third parties, including product liability claims; and
•penalties imposed by regulatory authorities.
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
Our EVs are being designed with connectivity for an autonomous hardware suite and will offer some autonomous functionality. Autonomous driving technologies are subject to risks and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on user interaction and users, as well as other drivers on the roadways, may not be accustomed to using or adapting to such technologies. To the extent accidents associated with our autonomous driving systems occur, we could be subject to liability, negative publicity, government scrutiny and further regulation. Certain features of our ADAS are developed by or in conjunction with third-party partners, and any deficiencies in the autonomous driving features developed by these third-party partners that are deployed in our production vehicles could also subject us to liability and other adverse consequences. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.
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
We may be unable to keep up with changes in EV technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Developments in alternative technologies, such as advanced diesel, ethanol, hybrids, fuel cells, including liquid hydrogen, or compressed natural gas, improvements in battery technologies utilized by our competitors or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. In addition, the rapid development is taking place in the automotive industry with respect to vehicle infotainment and connectivity software and ADAS systems, including autonomous driving. Any failure by us to successfully react to changes in technologies relevant to our industry could materially harm our competitive position and growth prospects.
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
We collect, store, transmit, disclose and retain personal information about our customers, employees or others, and intend to collect, store, transmit, disclose and retain personal information about our drivers and their vehicles, when commercialized, that, if compromised, could materially adversely affect our financial performance and results of operations or prospects.
As part of our business and operations, we collect, store, transmit, disclose, use and otherwise process data from customers, employees and others, and intend to collect, store, transmit, disclose and use data about our drivers and their vehicles upon commercialization. These data may include personal, confidential or proprietary information. We also work with partners and third-party service providers or vendors that collect, store, transmit, disclose use and otherwise process such data on our behalf and in connection with our EVs. There can be no assurance that any security measures that we or our third-party service providers or vendors have implemented will be effective against current or future security threats. If a compromise of data were to occur, we may become liable under our contracts with other parties and under applicable laws for damages and incur penalties and other costs to respond to, investigate and remedy such an incident. Our systems, networks and physical facilities could be breached or personal information could otherwise be compromised due to employee error or malfeasance, if, for example, threat actors attempt to fraudulently induce our employees or our customers to disclose information or usernames and/or passwords. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks and/or physical facilities utilized by our service providers and vendors. Due to the COVID-19 pandemic, a significant portion of our workforce works remotely and that has increased the risk to our information technology assets and data.
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
We may not have insurance coverage or may not have insurance at adequate levels to cover security breaches. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.
We may need to defend against intellectual property infringement claims or misappropriation claims, which may be time-consuming and expensive and, if adversely determined, could limit our ability to commercialize our EVs.
Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that could prevent or limit our ability to make, use, develop or deploy our EVs, software and other products, which could make it more difficult for us to operate our business. We may receive inquiries from patent, copyright or trademark owners inquiring whether we infringe upon their proprietary rights. We may also be the subject of more formal allegations that we have misappropriated such parties' trade secrets or other proprietary rights. Companies owning patents or other intellectual property rights relating to battery packs, electric motors, fuel cells or electronic power management systems may allege infringement or misappropriation of such rights. In response to a determination that we have infringed upon or misappropriated a third-party's intellectual property rights, we may be required to do one or more of the following:
•cease development, sales or use of our products that incorporate the asserted intellectual property;
•pay substantial damages;
•obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or available at all; or
•re-design one or more systems, designs, features, or other attributes of our EVs, software or other products.
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
The protection of our intellectual property rights will be important to our future business opportunities. However, the measures we take to protect our intellectual property from unauthorized use by others may not be effective for various reasons, including the following:
•as noted below, any patent applications we submit may not result in the issuance of patents (and patents have not yet issued to us based on our pending applications);
•the scope of our patents that may subsequently issue may not be broad enough to protect our proprietary rights;
•our issued patents may be challenged or invalidated by third parties;
•our employees or business partners may breach their confidentiality, non-disclosure and non-use obligations to us;
•third parties may independently develop technologies that are the same or similar to ours;
•the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make enforcement impracticable; and
•current and future competitors may circumvent or otherwise design around our patents.
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
Our patent applications for our proprietary technology may not be issued, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.
We cannot be certain that we are the first inventor of the subject matter or the first to file a patent application for our proprietary technology, including for key features of our multi-purpose EV platform. If another party has filed a patent application to the same or similar subject matter as we have, we may not be entitled to the protection sought by the patent application. In some cases, the earlier invention of the subject matter, the public disclosure of the subject matter prior to our filing of a patent application, or other bars to patentability, depending on the jurisdiction, may prevent us from successfully attaining patent protection. We also cannot be certain whether the claims included in a filed patent application will ultimately be allowed in the applicable issued patent. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our issued patents, which may adversely affect our business, prospects, financial condition and operating results.
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
In addition, we and certain of our third party partners and suppliers are expected to store a significant number of lithium-ion cells at their facilities. Any mishandling of battery cells may cause disruption to the operation of such facilities. A safety issue or fire related to the cells could disrupt operations or cause manufacturing delays. Such damage or injury could lead to adverse publicity and potentially a safety recall. Moreover, any failure of a competitor’s EV or energy storage product may cause indirect adverse publicity for us and our EVs. Such adverse publicity could negatively affect our brand and harm our business, prospects, financial condition and operating results.
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
We, our third party partners and our suppliers are subject to substantial regulation and unfavorable changes to, or failure by us, our third party partners or our suppliers to comply with, these regulations could substantially harm our business and operating results.
Our EVs, and motor vehicles in general, as well as our third party partners and our suppliers are or will be subject to substantial regulation under federal, state and local, and foreign laws. We continue to evaluate requirements for licenses, approvals, certificates and governmental authorizations necessary to manufacture, deploy or service our vehicles in the jurisdictions in which it plans to operate and intends to take such actions necessary to comply. We may experience difficulties in obtaining or complying with various licenses, approvals, certifications and other governmental authorizations necessary to manufacture, deploy or service our vehicles in any of these jurisdictions. If we, our third-party partners or our suppliers are unable to obtain or comply with any of the licenses, approvals, certifications or other governmental authorizations necessary to carry out our operations in the jurisdictions in which they currently operate, or those jurisdictions in which they plan to operate in the future, our business, prospects, financial condition and operating results could be materially adversely affected. We expect to incur significant costs in complying with these regulations. Regulations related to the electric and alternative energy vehicle industry are evolving and we face risks associated with changes to these regulations, including but not limited to:
•increased support for other alternative fuel systems, which could have an impact on the acceptance of our vehicles; and
•increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine, which could lead them to pass regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote alternative fuel vehicles.
To the extent the laws change, our vehicles may not comply with applicable federal, state and local, or foreign laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected.
Future changes to regulatory requirements may have a negative impact upon our business.
While our vehicles are subject to substantial regulation under federal, state and local laws, our vehicles will comply with all applicable FMVSS laws when they are offered to the public. However, to the extent the laws change, new laws are introduced, or if we introduce new vehicles in the future, some or all of our vehicles may not comply with applicable international federal, state or local laws. Further, certain federal, state and local laws and industry standards currently regulate electrical and electronics equipment. Although standards for EVs are not yet generally available or accepted as industry standards, our vehicles may become subject to international, federal, state, and local regulation in the future. Compliance with these regulations could be burdensome, time consuming, and expensive.
Our vehicles are subject to environmental and safety compliance with various federal and state regulations, including regulations promulgated by the Environmental Protection Agency, the National Highway Traffic and Safety Administration and various state boards, and compliance certification is required for each new model year. The cost of these compliance activities and the delays and risks associated with obtaining approval can be substantial. The risks, delays and expenses incurred in connection with such compliance could be substantial.
In addition, our EVs involve a novel design and new technology, including for example our steer-by-wire technology, side facing seats and street view window, that may not meet existing safety standards or require modification in order to comply with various regulatory requirements. Compliance with regulatory requirements is expensive, at times requiring the replacement, enhancement or modification of equipment, facilities or operations. There can be no assurance that we will be able to maintain our profitability by offsetting any increased costs of complying with future regulatory requirements.
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
The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. In the United States, California adopted the California Consumer Privacy Act (“CCPA”), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action for data breaches. Specifically, the CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of the sale of personal information. The CCPA provides for civil penalties for violations and statutory damages ranging from $100 to $750 per violation, which is expected to increase data breach class action litigation and result in exposure to costly legal judgments and settlements. The CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act (“CPRA”) becomes operative. The CPRA will, among other things, give California residents the ability to limit the use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce California’s privacy laws. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states have begun to propose or enact similar laws. Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”) that may impose obligations on us similar to or more stringent than those we may face under other data protection laws, which will become operative on January 1, 2023. In Europe, the General Data Protection Regulation (EU) 2016/679 (GDPR), applies across the European Economic Area (EEA). Also, notwithstanding the United Kingdom's (UK) withdrawal from the European Union, by operation of the so-called “UK GDPR,” the GDPR continues to apply in substantially equivalent form in the context of UK-focused personal data processing operations. Collectively, European data protection laws (including the GDPR) are wide-ranging in scope and impose numerous, significant and complex compliance burdens in relation to the processing of personal data such as, without limitation, with regard the international transfer of personal data out of the European Economic Area, Switzerland and United Kingdom. European data protection laws also provide for more robust regulatory enforcement and greater penalties for noncompliance than previous data protection laws, including, for example, under the GDPR, fines of up to €20 million or 4% of global annual revenue of any noncompliant organization for the preceding financial year, whichever is higher. The GDPR also confers regulators with the ability to impose personal data processing penalties; and a private right of action for data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, as well as obtain compensation for damages resulting from violations of the GDPR. Compliance with any applicable privacy and data security laws and regulations is a cost and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, and failure to appropriately comply with such tax laws, statutes, rules and regulations could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could adversely affect our business, prospects, financial condition and operating results. Future guidance from the Internal Revenue Service (the “IRS”) with respect to the Tax Cuts and Jobs Act (the "Tax Act") may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. The CARES Act has already modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
Our ability to use net operating loss carryforwards and other tax attributes may be limited.
We have incurred U.S. losses during our history and do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate U.S. taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all.
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
In addition, the U.S. net operating loss carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), these federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in our ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The ability to utilize net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the merger consummated on December 21, 2020 pursuant to that certain Merger Agreement and Plan of Reorganization, dated August 17, 2020, by and among HCAC, HCAC IV First Merger Sub, Ltd., EV Global Holdco LLC (f/k/a HCAC IV Second Merger Sub, LLC) and Canoo Holdings Ltd. (the “Business Combination") or other transactions. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from the Business Combination or other transactions, or any resulting limitations on our ability to utilize our net operating loss carryforwards and other tax attributes. When we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
The imposition of tariffs and the resulting consequences, could adversely affect our business, prospects, financial condition and operating results.
Our business is subject to risks relating to the imposition of tariffs and other trade barriers, which may make it more costly for us to import certain raw materials and other components and, in the future, export our EVs. In recent years, the U.S. government has imposed tariffs on certain foreign goods, including steel and certain vehicle parts, which have begun to result in increased costs for goods imported into the United States. In response to these tariffs, a number of U.S. trading partners have imposed retaliatory tariffs on a wide range of U.S. products, which makes it more costly for us to export our EVs to those countries. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, or if demand for our exported EVs, if any, decreases due to the higher cost, our operating results could be materially adversely affected. In addition, further tariffs may be proposed at any time by the U.S. and our trading partners, as response to various geopolitical events, and additional trade restrictions could be implemented on a broader range of products or raw materials. The resulting environment of tariffs, trade restrictions or other practices could have a material adverse effect on our business, prospects, financial condition, operating results, customers, suppliers and the global economy.
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
Certain investments that involve the acquisition of, or investment in, a U.S. business may be subject to review and approval by the Committee on Foreign Investment in the United States (“CFIUS”), depending on the structure, beneficial ownership and control of interests in the U.S. business. Investments that result in control of a U.S. business by a foreign person are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective on February 13, 2020, among other things expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.” Moreover, other countries continue to strengthen their own foreign investment clearance (“FIC”) regimes, and investments and transactions outside of the U.S. may be subject to review by non-U.S. FIC regulators if such investments are perceived to implicate national security policy priorities. Any review and approval of an investment or transaction by CFIUS or another FIC regulator may have outsized impacts on transaction certainty, timing, feasibility, and cost, among other things. CFIUS and other FIC regulatory policies and practices are rapidly evolving, and in the event that CFIUS or another FIC regulator reviews one or more proposed or existing investment by investors in us, there can be no assurances that such investors will be able to maintain, or proceed with, such investments on terms acceptable to such investors. CFIUS has or another FIC regulator may seek to impose limitations or restrictions on, or prohibit, investments by such investors (including, but not limited to, limits on purchasing our Common Stock, limits on information sharing with such investors, requiring a voting trust, governance modifications, or forced divestiture, among other things). Such limitations, conditions, or restrictions may prevent us from maintaining or pursuing investments or adversely affect our performance. Failure to submit required filings may result in significant financial penalties for each transaction party, as well as reputational damage and potential legal restrictions on future investments. Additionally, we may invest in companies that are, or may become, subject to CFIUS requirements based on pre-existing foreign ownership and control; in such cases, CFIUS requirements may adversely impact our ability to obtain or retain business or otherwise make it more difficult for us to realize a strategic benefit from an investment or transaction.
We face risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries.
We are, and may in the future become, subject to various litigations, other claims, suits, regulatory actions and government investigations and inquiries. See the description of certain current legal proceedings described under Note 10, Commitments and Contingencies, of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
As of February 23, 2022, investment vehicles controlled by our Chief Executive Officer and Executive Chair beneficially own approximately 21.7% of our outstanding Common Stock and our executive officers, directors and their respective affiliates as a group beneficially own approximately 21.9% of our outstanding Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
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
As of December 31, 2021, warrants to purchase an aggregate of approximately 23.8 million shares of our Common Stock were outstanding and exercisable (subject to the conditions set forth in the Warrant Agreement). The exercise price of these warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Common Stock.
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
We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making such warrants worthless.
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
The trading market for our Common Stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Common Stock would likely decline. If any analyst who may cover us were to cease their coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Substantial blocks of our total outstanding shares may be sold into the market, which may cause the price of our Common Stock to decline.
The price of our Common Stock could decline if there are substantial sales of shares of our Common Stock, if there is a large number of shares of our Common Stock available for sale, or if there is the perception that these sales could occur. Entities affiliated with DD Global Holding Limited and Champ Key Limited (collectively “DD Global”), which as of February 23, 2022 beneficially owned approximately 14% of our Common Stock on a fully diluted basis, are parties to a National Security Agreement (the “NSA”), dated December 18, 2020, with the U.S. Departments of Defense, Justice, and the Treasury as the CFIUS Monitoring Agencies (“CMAs”), on behalf of CFIUS. Under the NSA, if DD Global and its affiliates own shares equal to or greater than 10% as of February 28, 2022 (or March 7, 2022, if needed to complete an transaction in progress), of the fully diluted shares of the Company, then DD Global and its affiliates must transfer all their shares to a voting trust, which will exercise all of the rights associated with such shares. As a result, DD Global is expected to sell shares of our Common Stock in the market or in private transactions to comply with the NSA. The market price of the shares of our Common Stock could decline as a result of such sales.
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
We may issue a substantial number of additional shares of Common Stock or preferred stock, including under our equity incentive plan. Any such issuances of additional shares of Common Stock or preferred stock:
•may significantly dilute the equity interests of our investors;
•may subordinate the rights of holders of Common Stock if preferred stock is issued with rights senior to those afforded our Common Stock;
•could cause a change in control if a substantial number of shares of our Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•may adversely affect prevailing market prices for our Common Stock and/or warrants.
General Risk Factors

We have been, and may in the future be, adversely affected by health epidemics and pandemics, including the ongoing global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.
We face various risks related to public health issues, including epidemics, pandemics and other outbreaks, including the ongoing COVID-19 pandemic. The COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, social distancing practices, stay-at-home or shelter-in-place orders, and business shutdowns. These measures have, and may continue to have, an adverse impact on our business and operations, including, for example, inefficiencies with testing and manufacturing of our EVs, which cannot be conducted remotely in all cases, increased costs associated with working remotely or otherwise operating in compliance with regulatory restrictions related to the pandemic, or reduced availability of capital. These measures may continue to have an adverse impact on our sales and marketing activities and the production schedule of our EVs, and are likely to continue to have adverse impacts to the operations of our suppliers, vendors and business partners. For example, we may experience an increase in the cost of raw materials, component parts, and third party services necessary for the commercial production of our EVs, the development of our manufacturing operations, and other business activities. The COVID-19 pandemic also could limit the ability of our customers, suppliers, vendors and business partners to perform, including third-party suppliers’ ability to provide components and materials used in our EVs. In addition, we have asked that our employees who are able to do so work remotely, and while we have since begun partial re-opening of certain offices, it is possible that continued widespread remote work arrangements could continue to have a negative impact on our operations, the execution of our business plans, and productivity and availability of key personnel and other employees necessary to conduct our business, as well as our contractors and service providers who perform critical services for us. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus and its numerous variants. Throughout the pandemic, we have also seen regulatory approaches vary widely by jurisdiction, we face significant uncertainty regarding whether and when existing regulations will be reduced or alternatively, in some case, re-instated. If significant portions of our workforce or contractors and service providers are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our business, prospects, financial condition and operating results may be materially adversely impacted.
On a macroeconomic level, the COVID-19 pandemic has created significant volatility in the global economy including changes in consumer and business behavior, pandemic fears and market downturns, in addition to restrictions on business and individual activities. The spread of COVID-19 has created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers. On the consumer side, the pandemic has led to a global decrease in vehicle sales and usage in markets around the world. These factors could have a material adverse effect on the demand for EVs. Under difficult economic conditions, potential customers may seek to reduce spending by foregoing EVs for other more traditional options.
There are no comparable recent events which provide guidance as to the ultimate effect of the COVID-19 and a pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic, or a similar health epidemic, is highly uncertain and subject to change. To the extent the COVID-19 pandemic adversely affects our business, prospects, financial condition and operating results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Some members of our management team have limited experience in operating a public company.
Some of our senior officers have limited experience in the management of a publicly traded company. Such members’ limited experience could expose us to risks, especially with respect to the application and interpretation of accounting policies, practices or internal control over financial reporting required of public companies. We continue to upgrade our finance and accounting systems to an enterprise system suitable for a public company, which will assist us in the timely filing of required reports with the SEC and complying with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). If we are unable to continue hiring or are unable to retain senior officers and other personnel with public company experience, in particular public company reporting experience, our filings with the SEC may be delayed or we may suffer errors with respect to our internal control over financial reporting or otherwise with respect to our public filings, some of which could be material errors or result in claims of fraud or misrepresentation.

We incur increased costs and administrative burden as a result of operating as a public company, and our management devotes substantial time to maintaining compliance.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more now that we are no longer an emerging growth company. As a public company, we are subject to the requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations promulgated and to be promulgated thereunder, Public Company Accounting Oversight Board (the “PCAOB”), as well as rules adopted, and to be adopted, by the SEC and the Nasdaq Stock Market LLC (“Nasdaq”). Our management and other personnel devote a substantial amount of time to maintaining compliance with these requirements, Moreover, these rules and regulations substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. The increased costs may increase our net loss and comprehensive loss.
It may also be more expensive to obtain director and officer liability insurance. We cannot always predict or estimate the amount or timing of additional costs it may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The additional reporting and other obligations imposed by these rules and regulations may increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs may require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Furthermore, if any issues in complying with the above requirements are identified (for example, if we or our independent registered public accounting firm identifies additional material weaknesses or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
Increased scrutiny of our environmental, social or governance responsibilities have and will likely continue to result in additional costs and risks, and may adversely impact our reputation, employee retention, and willingness of customers and suppliers to do business with us.
There is increasing focus from customers, consumers, employees, regulators, lenders and other stakeholders concerning environmental, social and governance (“ESG”) matters, including corporate citizenship and sustainability. Additionally, public interest and legislative pressure related to public companies' ESG practices continues to grow. If our ESG practices fail to meet regulatory requirements or stakeholders' evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, Board and employee diversity, human capital management, employee health and safety practices, corporate governance and transparency and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted, and customers and suppliers may be unwilling to do business with us.
Applying ESG approaches in our manufacturing, servicing and other processes is likely to incur additional costs, with growing regulatory requirements and market demand for the inclusion of more ESG compliant options in construction, manufacturing, waste processing and supply chains.

In addition, as we work to align our ESG practices with industry standards, we have expanded and, in the future, will likely continue to expand our public disclosure in these areas. From time to time, we may communicate certain initiatives or goals regarding environmental and sustainability topics and other ESG matters either through disclosures in our public filings or documents that we publish on our website. In the U.S., amongst other regulatory efforts, in February 2021, the Acting Chair of the SEC issued a statement directing the Division of Corporation Finance to enhance its focus on climate-related disclosure in public company filings, and in March 2021, the SEC announced the creation of a Climate and ESG Task Force in the Division of Enforcement. We expect to incur additional costs and require additional resources to monitor, report and comply with regulatory requirements and our own-developed ESG practices. The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve. The disclosure frameworks we choose to align with, if any, may change from time to time and may result in a lack of consistent or meaningful comparative data from period to period. Ensuring there are systems and processes in place to comply with various ESG tracking and reporting obligations will require management time and expense. In addition, our processes and controls may not always comply with evolving standards for identifying, measuring, and reporting ESG metrics, our interpretation of reporting standards may differ from those of others and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals.
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
We no longer qualify as an “emerging growth company” or a “smaller reporting company” within the meaning of the Securities Act and in the future will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.
We previously qualified as an “emerging growth company” as defined in Section 2(a) of the Securities Act, as amended, and elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards and certain other exemptions and reduced reporting requirements provided by the JOBS Act. Accordingly, we have previously not been required to provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. Based on the Company’s aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of June 30, 2021, we lost our emerging growth company status and became a “large accelerated filer” beginning with this Annual Report on Form 10-K for the year ending December 31, 2021. As a result, our independent registered public accounting firm was required for the first time to provide the attestation report on our system of internal control over financial reporting in this Annual Report on Form 10-K and will be required to do so in subsequent Annual Reports. If we are unable to in any such Annual Report assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or expresses an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets or other sources of funds and our stock price may be adversely affected.
We also previously qualified as a “smaller reporting company” as defined in the Exchange Act, but as a result of becoming a “large accelerated filer,” we will no longer be deemed to be a smaller reporting company. However, in accordance with SEC guidance, we are still able to take advantage of scaled disclosures available to smaller reporting companies in this Annual Report on Form 10-K for the year ending December 31, 2021 and our 2022 proxy statement. These scaled disclosures include presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and reduced disclosure obligations regarding executive compensation. This may make comparison of our disclosures with another public company, which is not a smaller reporting company, difficult because of the differences in the extent of such disclosure.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our headquarters are located in an 89,000 square foot facility that we lease in Torrance, California, just south of Los Angeles, California, where we design, engineer and develop our EVs. The lease for this facility expires in April 2033. In order to progress towards the development and launch of our initial slate of vehicles, we are expanding our footprint to Arkansas and Oklahoma. We expect that our Bentonville, Arkansas facilities will include our new corporate headquarters, an advanced industrialization production facility and a research and development center. In Pryor, Oklahoma we expect to develop our mega microfactory and to feature a new research and development center, software development center and customer support and finance center.
In October 2021, the Company also entered into a lease for 33,019 square feet of office and 14,602 square feet of research and development laboratory space in Auburn Hills, Michigan, to facilitate the Company’s continued personnel growth.

Other principal executive offices are located in Justin, Texas, where we lease a total of 20,000 square feet of office space primarily used for administrative and corporate business activities. The lease for this facility expires in March 2026. See Note 11, Operating Leases, of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on our Torrance and Justin leased properties.
We believe that our existing facilities are suitable and adequate for the current conduct of our business. To meet the future needs of our business, we may lease or purchase additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS
For a description of material pending legal proceedings, please see Note 10, Commitments and Contingencies, of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Stock and public warrants currently trade on The Nasdaq Global Select Market under the symbols “GOEV” and “GOEVW,” respectively.
Holders of Record
As of February 23, 2022, there were 31 holders of record of our Common Stock.
As of February 23, 2022, there were 23,755,069 public warrants outstanding held by one holder. Each warrant entitles the registered holder to purchase one share of our Common Stock at a price of $11.50 per share, subject to certain adjustments.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2021	374,999	$0.01	—	—
November 1 - November 30, 2021	16,114	$0.02	—	—
December 1 - December 31, 2021	568,693	$0.01	—	—
_________________________________________
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K. As discussed in Note 2 to the accompanying consolidated financial statements, the Company corrected the 2020 consolidated financial statements to account for private placement warrants as a liability on the Company’s consolidated balance sheet with subsequent changes in their value recognized in the Company’s consolidated statement of operations at each reporting date. These corrections are reflected in the discussions. The statements in this discussion regarding industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part I, Item 1A. “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Certain figures, such as percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.
Overview
Canoo is a mobility technology company with a mission to bring electric vehicles (“EVs”) to everyone and provide connected services that improve the vehicle ownership experience. We are developing a technology platform that we believe will enable us to rapidly innovate and bring new products, addressing multiple use cases, to market faster than our competition and at lower cost. Our vehicle architecture and design philosophy are aimed at driving productivity and returning capital to our customers, and we believe the software and technology capabilities we are developing, packaged around a modular, customizable product, have the potential to fundamentally alter the value proposition across a vehicle’s lifecycle. We remain committed to the environment and to delivering sustainable mobility that is accessible to everyone. We proudly intend to manufacture our fully electric vehicles in Arkansas and Oklahoma, bringing advanced manufacturing and technology jobs to communities in America's heartland. We are committed to building a diverse workforce that will draw heavily upon the local communities of Native Americans and veterans.
We believe we are one of the first automotive manufacturers focused on capturing value across the entirety of the vehicle lifecycle, across multiple owners. Our platform and data architecture is purpose-built to be durable and serve as the foundation for the vehicles we intend to offer, unlocking a highly differentiated, multi-layer business model. The foundational layer is our Multi-Purpose Platform (“MPP” or “platform”) architecture, which serves as the base of our vehicles, including the Lifestyle Vehicle and its Delivery, Base, Premium, and Adventure trims; the Multi-Purpose Delivery Vehicle (“MPDV”) and the Pickup. The next layer is cybersecurity which is embedded in our vehicle to ensure the privacy and protection of vehicle data. Our top hats, or cabins, are modular and purpose-built to provide tailored solutions for our customers. This intentional design enables us to efficiently use resources to produce only what is necessary, underscoring our focus on sustainability and returning capital to customers. The remaining layers, connected accessories and digital customer ecosystem, present high-margin opportunities that extend beyond the initial vehicle sale, across multiple owners. Owners will further be able to customize their vehicles by adding connected accessories such as Bluetooth devices or infotainment systems. In addition, there are opportunities for software sales throughout the vehicle life, including predictive maintenance and service software or advanced driver assistance systems (“ADAS”) upgrades.

Our platform architecture is a self-contained, fully functional rolling chassis that directly houses the most critical components for operation of an EV, including our in-house designed proprietary electric drivetrain, battery systems, advanced vehicle control electronics and software and other critical components, which all have been optimized for functional integration. Both our true steer-by-wire system, believed to be the first such system applied to a production-intent vehicle, and our flat composite leaf-spring suspension system are core components of our platform’s differentiated functionality, enabling the development of a broad range of vehicle types and use cases due to the chassis’ flat profile and fully variable steering positions. All of our announced vehicles, including the Lifestyle Vehicle and the Lifestyle Delivery Vehicle, the MPDV and the Pickup, will share a common platform architecture paired with different top hats to create a range of uniquely customized and use case optimized purpose-built mobility solutions targeting multiple segments of the rapidly expanding EV marketplace.

In addition to our vehicle technology, we are developing a software platform that aggregates car data from both Canoo and non-Canoo vehicles and delivers valuable insights to our customers. Collected over-the-air for connected vehicles or via an on-board diagnostics (“OBD”) device for non-connected vehicles, we believe car data is critical to powering the customer journey and maximizing utility and value from the vehicle ownership experience. Leveraging our data aggregation platform, we aim to create the Canoo Digital Ecosystem, an application store that centralizes all vehicle information for customers and provides key tools across Security & Safety, Household Management, Fleet Management, Lifecycle Management and Vehicle Asset Management. Through our software offering, we believe we can provide differentiated value to both commercial customers and consumers by staying connected throughout the vehicle lifecycle, across multiple owners.

Core to our ethos is delivering high quality products while empowering local communities, which drove our decision to build in America and source a majority of our parts from America and allied nations. We believe vertical integration across our manufacturing and assembly process will enable us to achieve start of production (“SOP”) with less supply chain risk and provide us better oversight of our vehicle manufacturing. We are building production facilities in states and communities that are investing in high-tech manufacturing alongside us, creating American jobs and driving innovation. We intend to have an advanced industrialization facility in Bentonville, Arkansas and a mega microfactory in Pryor, Oklahoma. We also plan to move our corporate headquarters to Bentonville. The Bentonville manufacturing facility will be a low-volume facility, which we intend to use in the near-term for the initial production of our vehicles, allowing us to test and validate our manufacturing equipment and processes before large-scale production begins in our mega microfactory. In the long term, we expect to use the Bentonville facility for rapidly innovating on product concepts.

We have made strategic investments in our technology and products that position us to capture three large and growing markets - commercial and passenger vehicles, upfitting and accessories, and car data. With the rise of on-demand delivery and eCommerce, it is increasingly important to bring electrification to commercial vehicles, which Mordor Intelligence estimated represented a market opportunity of over $715 billion as of 2020. We also have chosen to pursue the most profitable segments of the passenger vehicle market, the SUV and Pickup segments, which IHS estimates to have generated over $115 billion in profits in 2020. In addition to this opportunity in commercial and passenger vehicle markets, due to the modularity and customization of all our vehicles, we believe there is a significant opportunity in upfitting and accessories across the vehicle lifecycle, which the Specialty Equipment Market Association (“SEMA”) estimated were valued at $24 billion in 2020. Lastly, according to research conducted by McKinsey, the value from car data monetization is expected to generate an over $250 billion market by 2030. Altogether, we estimate our highly strategic total market opportunity could grow to be over $1 trillion.

Since our founding in 2017, we continue to innovate on our technology and strategy. To date, we have achieved critical milestones in the development, testing, and manufacturing of our platform and product, as well as important developments for our business:

•Tony Aquila, who has deep expertise in vehicle lifecycle management software, became CEO in April 2021 in addition to being Executive Chair of the Board of Directors; Mr. Aquila is also our largest shareholder; in addition, we have announced the hire of key executives across all functions, including technology, manufacturing and operations;
•Developed the first Beta prototype in just 19 months from our inception in November 2017;
•Completed 500 thousand miles of Beta testing on our chassis platform and the Lifestyle Vehicle configuration;
•Secured commitments of approximately $400 million in non-dilutive financial incentives from the states of Arkansas and Oklahoma to support facilities development;
•Selected Panasonic, a global technology company and leader in the cylindrical lithium-ion battery industry, as our battery supply partner;
•Commenced prototype Gamma builds leveraging manufacturing equipment that will be utilized at our advanced industrialization facility; and
•Signed advanced manufacturing industrialization facility lease.
    We continue to innovate and develop every aspect of our business, from our non-traditional business model to our built in America, highly utilitarian vehicles optimized to return capital to our customers. We believe being forward-

thinking across these areas has set the foundation for us to develop into a scalable business that is differentiated from our peers across the automotive original equipment manufacturer (“OEM”) landscape.
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
Upon the closing of the Business Combination, our Certificate of Incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 510,000,000 shares, of which 500,000,000 shares were designated Common Stock, $0.0001 par value per share, and of which 10,000,000 shares were designated preferred stock, $0.0001 par value per share.
As part of becoming a public company in December 2020, we have implemented procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to continue to incur recurring expenses as a publicly traded company for, among other things, costs associated with the employment of additional personnel, compliance under the Exchange Act, directors and officers liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.
Covid-19 Impact
COVID-19 and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which we operate.

As the COVID-19 pandemic continues to evolve, the ultimate extent of the impact on our business, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the pandemic, the pandemic’s further impact on the U.S. and global economies (including on supply chain and inflation) and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic, as well as emergence of virus variants.

The measures taken by governmental authorities and otherwise to control the spread of the virus have adversely impacted our employees’ ability to collaborate in a discipline that requires a high degree of collaborative work. Our operations have had to change and adapt to meet these new demands. The operations of our suppliers, vendors and business partners have also been impacted. Various aspects of our business cannot be conducted remotely, including the testing and manufacturing of our EVs. Further, as a growing company, the ability for us to hire, onboard and train new employees has been impacted and has required us to evaluate areas of our business that will not result in the best use of our human capital for long-term growth. The spread of COVID-19 has also caused us and many of our contractors and service providers to modify business practices (including employee travel, recommending that all non-essential personnel work from home and cancellation or reduction of physical participation in testing activities, meetings, events and conferences), and collectively with our contractors and service providers, we have been and may further be required to take actions as required by government authorities or that we determine are in the best interests of our employees, customers, suppliers, vendors and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. In addition, increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and increased demand for consumer electronics that use these chips, has resulted in a global shortage of chips in 2021. As a result, our ability to source semiconductor chips used in our vehicles may be adversely affected. This shortage may result in increased chip delivery lead times, delays in the production of our vehicles, and increased costs to source available semiconductor chips.

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
Successful Development of our Facilities and Commercialization of Our EVs
We expect to derive future revenue from our first vehicle offerings, which are not expected to launch until 2022 or after. In order to reach commercialization, we must develop and tool our facilities and purchase and integrate related property and equipment, as well as achieve several research and development milestones. We may not be able to successfully develop our facilities or commercialize our EVs.
We expect that both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:
•commercialize our EVs;
•invest in manufacturing capacity, via both our own owned facilities;
•continue to invest in our technology, research and development efforts;
•increase our investment in marketing, advertising, sales and distribution infrastructure for our EVs and services;
•obtain, maintain and improve our operational, financial and management information systems;
•hire additional personnel;
•obtain, maintain, expand and protect our intellectual property portfolio; and
•continue to operate as a public company.
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
Currently, we conduct business through one operating segment. We are an early stage-growth company with no commercial operations, and our activities to date have been limited and are primarily conducted in the United States. For more information about our basis of presentation, refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Revenue
During 2020, our revenue was derived from the provision of engineering, development and design consulting services on a project basis. No revenue was generated during 2021. Once we reach commercialization and commence production of our EVs, we expect that the majority of our revenue will be derived initially from sales of our vehicles and commercial products and services when launched.
Cost of Revenue, excluding Depreciation
During 2020, we recorded cost of revenue, excluding depreciation for the consulting services rendered in relation to engineering, development and design services provided on a project basis. No cost of revenue was recorded during 2021. Once we reach commercialization and commence production of our vehicles, we expect cost of revenue to include vehicle components and parts, including batteries, and direct labor costs.
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
Selling, General and Administrative Expenses, excluding Depreciation
The principal components of our selling, general and administrative expenses are salaries, wages, benefits and bonuses paid to our employees; stock-based compensation; travel and other business expenses; and professional services fees, including legal, audit and tax services.
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

Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
Commentary for the year ended December 31, 2020 compared to 2019 may be found in Item 7 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 31, 2021, ("2020 Form 10-K").
The following table sets forth our historical operating results for the periods indicated:

	Year Ended December 31,		$	%
(in thousands)	2021	2020 (1)	Change	Change
Revenue	$—	$2,550	$(2,550)	(100.0)%
Costs and Operating Expenses
Cost of revenue, excluding depreciation	—	670	(670)	(100.0)%
Research and development expenses, excluding depreciation	246,245	142,862	103,383	72.4%
Selling, general and administrative expenses, excluding depreciation	194,736	51,611	143,125	277.3%
Depreciation	8,921	7,125	1,796	25.2%
Total costs and operating expenses	449,902	202,268	247,634	122.4%
Loss from operations	(449,902)	(199,718)	(250,184)	125.3%
Interest income (expense)	103	(10,479)	10,582	(101.0)%
Gain on fair value change in contingent earnout shares liability	104,446	115,375	(10,929)	(9.5)%
(Loss) gain on fair value change in private placement warrants liability	(1,639)	3,132	(4,771)	(152.3)%
Gain on extinguishment of debt	—	5,045	(5,045)	(100.0)%
Other income (expense), net	224	(39)	263	(674.4)%
Loss before income taxes	(346,768)	(86,684)	(260,084)	300.0%
Provision for income taxes	—	(2)	2	(100.0)%
Net loss and comprehensive loss	$(346,768)	$(86,686)	$(260,082)	300.0%
(1) This reflects the immaterial correction to prior period financial statements as outlined within Note 2, Basis of Presentation and Significant Accounting Policies.
Revenue and Cost of Revenue, excluding Depreciation
We did not generate any revenue in the year ended December 31, 2021 since the Company is an early stage growth company in the pre-commercialization stage of development.
Revenue was $2.6 million in the year ended December 31, 2020. Revenue in 2020 was generated from the provision of engineering, development and design consulting services on a project basis. Cost of revenue, excluding depreciation expense, was $0.7 million in the year ended December 31, 2020. The cost of revenue, excluding depreciation for year ended December 31, 2020 includes materials, labor, and other direct costs related to the provision of engineering, development, and design consulting services.
Research and Development Expenses, excluding Depreciation
Research and development expenses increased by $103.4 million, or 72.4%, to $246.2 million in the year ended December 31, 2021, compared to $142.9 million in the year ended December 31, 2020. The increase was primarily due to increases in research and development costs of $92.5 million and salary and related benefits expense of $38.8 million, partially offset by a decrease in stock-based compensation expense of $33.6 million. The increase in research and development costs primarily is related to expenditures for the Gamma stage engineering design and development costs incurred during the year ended December 31, 2021.
Salary and related benefits expenses increased $38.8 million, from $48.2 million in the year ended December 31, 2020 to $87.0 million during the year ended December 31, 2021. These increases are primarily due to continued investment in personnel and contract employees to drive and reach our research and development goals.

The decrease in stock-based compensation expenses of $33.6 million was primarily driven by the restricted stock awards modified and issued during the year ended December 31, 2020. This decrease was largely due to $58.7 million of stock-based compensation incurred in 2020 related to the modification of the performance restricted stock awards to time-based vested awards with a merger trigger, which was satisfied on December 21, 2020, partially offset by the recognition of stock compensation expense related to issuance of awards to employees during the year ended December 31, 2021. See further discussion on the stock awards in Note 14 of the notes to our accompanying financial statements.
We expect to continue to see an overall increase in research and development expenses to support our growth and initiatives related to the Lifestyle Vehicle, Multi-Purpose Delivery Vehicles, and Pickup which are expected to launch as early as 2022 and 2023.
Selling, General and Administrative Expenses, excluding Depreciation
Selling, general and administrative expenses increased by $143.1 million, or 277.3%, to $194.7 million in the year ended December 31, 2021, compared to $51.6 million in the year ended December 31, 2020. The increase was primarily due to increases of $57.7 million in stock-based compensation expenses, $41.3 million in professional fees, $17.2 million in salary and related benefits, $11.2 million in occupancy costs, and $6.1 million in marketing and events. Other factors affecting selling, general and administrative expenses were individually immaterial.
The increase in stock-based compensation expenses of $57.7 million was primarily driven by certain awards granted during the year ended December 31, 2021 subject to time, performance and market vesting conditions, primarily in the form of restricted and performance stock units. The remaining increase was primarily driven by the continued recognition of stock compensation expense, resulting from the modification of certain performance restricted stock awards to become time-based vesting with a merger trigger, which was satisfied on December 21, 2020. See further discussion on the restricted stock awards in Note 14 of the notes to our accompanying financial statements. Other factors affecting stock-based compensation expenses were individually immaterial.
Professional fees increased by $41.3 million to $48.1 million in the year ended December 31, 2021, compared to $6.8 million in the year ended December 31, 2020. The increase was primarily due to activities related to the Company’s business development, legal fees, and consulting fees.
Salary and related benefits expenses increased $17.2 million to $29.5 million in the year ended December 31, 2021, compared to $12.3 million in the prior year. These increases were due primarily to investment in personnel to support our growth and achieve start of production in late 2022.
We expect to continue to see an overall increase in selling, general and administrative expenses to support our growth and initiatives related to our vehicle programs, starting with the Lifestyle Vehicle and its variants.
Interest Expense
Interest expense decreased by $10.6 million in the year ended December 31, 2021. The decrease was primarily due to interest expense incurred and the amortization of debt discount on related party convertible notes that were repaid in connection with the Business Combination.
Gain on Fair Value Change in Contingent Earnout Shares Liability
As part of the Business Combination, certain stockholders and employees are entitled to receive additional shares of our Common Stock (“Earnout Shares”) to be issued when our Common Stock’s price reaches certain market share price milestones within specified periods following the Business Combination on December 21, 2020. We recognized a non-cash gain on the fair value change of contingent Earnout Shares liability of $104.4 million and $115.4 million for the years ended December 31, 2021 and 2020 respectively, which was a result of the periodic remeasurement of the fair value of our contingent Earnout Shares liability. See further discussion on the contingent Earnout Shares liability in Note 13 of the notes to our accompanying financial statements.
Gain on Extinguishment of Debt
The Company recognized a gain on extinguishment of debt of $5.0 million in the year ended December 31, 2020, which was a result of the conversion of all of the Company's outstanding convertible notes on August 16, 2020. The

Company did not recognize a gain on extinguishment of debt in 2021. See further discussion on the convertible note conversion in Note 8 of the notes to our accompanying financial statements.
(Loss)/Gain on Fair Value Change of Private Placement Warrants Liability
We recognized a non-cash loss and a non-cash gain on fair value change of private placement warrants liability of $1.6 million and $3.1 million in the years ended December 31, 2021 and 2020, respectively. This was a result of the periodic remeasurement of the fair value of our private placement warrants liability. See further discussion on the private placement warrants liability in Note 15 of the notes to our accompanying financial statements.
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
EBITDA and Adjusted EBITDA
“EBITDA” is defined as net loss before interest expense, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation, restructuring charges, asset impairments, and other costs associated with exit and disposal activities, acquisition and related costs, changes to the fair value of contingent earnout shares liability, changes to the fair value of warrants liability, and any other one-time non-recurring transaction amounts impacting the statement of operations during the year. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe EBITDA and Adjusted EBITDA, when combined with net loss are beneficial to an investor’s complete understanding of our operating performance. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate EBITDA and Adjusted EBITDA in the same fashion.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We manage our business utilizing EBITDA and Adjusted EBITDA as supplemental performance measures.

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020
Net loss	$(346,768)	$(86,686)
Interest (income) expense	(103)	10,479
Provision for income taxes	—	2
Depreciation	8,921	7,125
EBITDA	(337,950)	(69,080)
Adjustments:
Gain on fair value change in contingent earnout shares liability	(104,446)	(115,375)
Loss (gain) on fair value change in private placement warrants liability	1,639	(3,132)
Gain on extinguishment of debt	—	(5,045)
Other (income) expense, net	(224)	39
Stock-based compensation	108,360	84,280
Adjusted EBITDA	(332,621)	(108,313)
Liquidity and Capital Resources
As of December 31, 2021, our principal source of liquidity was our unrestricted cash balance in the amount of $224.7 million, which was primarily invested in money market funds that consist of liquid debt securities issued by the U.S. government. In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. On October 19, 2021, the Company entered into the Sales Agreement effective October 15, 2021, with Panasonic for the supply of lithium-ion battery cells. The agreement stipulates an upfront non-refundable $30.0 million payment payable in tranches through March 2022. Additionally, see discussion related to the operating lease maturity schedule in Note 11 of the notes to our accompanying financial statements.
As an early stage growth company in the pre-commercialization stage of development, since inception the Company has incurred negative cash flows from operating activities of $300.8 million and $107.1 million for the years ended December 31, 2021 and 2020, respectively, which are consistent with our strategy and budget. We expect to continue to incur net losses, comprehensive losses, and negative cash flows from operating activities in accordance with our operating plan as we continue to expand our research and development activities to complete the development of our EVs, establish our go-to-market model and scale our operations to meet anticipated demand. We expect that both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:
•commercialize our EVs;
•continue to invest in our technology, research and development efforts;
•increase our investment in marketing, advertising, sales and distribution infrastructure for our EVs and services;
•obtain, maintain and improve our operational, financial and management information systems;
•hire additional personnel;
•obtain, maintain, expand and protect our intellectual property portfolio; and
•operate as a public company.
As an early stage growth company adjusting to the long-term implications of the COVID-19 pandemic, our ability to access capital is critical. Management plans to raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing. Additional financing may not be available on favorable terms or at all and equity financing could be dilutive to current stockholders. Debt financing and other non-dilutive financing, if available, may involve restrictive covenants and dilutive financing instruments. Our ability to access capital when needed is not assured and, if capital is not available to us when, and in the amounts needed, we will not be able to expand our operations beyond bringing the Lifestyle Vehicle and its variants to the point of production, and we could be required to delay, scale back, or abandon some or all of our development programs and other operations, which could materially harm our business, financial condition and results of operations.

The accompanying consolidated financial statements have been prepared by management assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of the date of this report, our existing cash resources are sufficient to support planned operations, which comprise bringing our lifestyle vehicle to the point of production, for the next 12 months. As a result, management believes that our existing financial resources are sufficient to continue operating activities for at least one year past the issuance date of the financial statements.
Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	For the Year Ended December 31,
Consolidated Cash Flow Statements Data:	2021	2020
Net cash used in operating activities	$(300,816)	$(107,054)
Net cash used in investing activities	(162,728)	(7,558)
Net cash (used in) provided by financing activities	(11,386)	787,527
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
Net cash used in operating activities was $300.8 million for the year ended December 31, 2021. Our cash outflow from operating activities primarily consist of payments related to our research & development and selling, general and administration expenses. Total expenditure as it relates to research & development excluding depreciation was $246.2 million during year ended December 31, 2021, of which $25.8 million related to stock-based compensation expenses during the year. The Company also incurred selling, general and administration expenses of $194.7 million for year ended December 31, 2021, of which $82.6 million related to stock-based compensation expenses during the year. The expenses include salaries and benefits paid to employees as primarily all salaries and benefits are paid in cash during the year.
Net cash used in operating activities was $107.1 million for the year ended December 31, 2020. Our cash outflow from operating activities primarily consist of payments related to our research & development and selling, general and administration expenses. The total expenditure as it relates to research & development excluding depreciation was $142.9 million during year ended December 31, 2020, of which $59.4 million related to stock-based compensation expenses during the year. The Company also incurred selling, general and administration expenses of $51.6 million for year ended December 31, 2020, of which $24.9 million related to stock-based compensation expenses during the year. The expenses include salaries and benefits paid to employees as primarily all salaries and benefits are paid in cash during the year.
Cash Flows from Investing Activities
We continue to experience negative cash flows from investing activities as we expand our business and continue to build our infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth.
Net cash used in investing activities was approximately $162.7 million for the year ended December 31, 2021, which primarily consisted of purchases of fixed assets that are recorded in construction in progress specifically related to the development of manufacturing lines as well as equipment and tooling necessary in the production of the Company’s vehicles. Net cash used in investing activities was also comprised of the prepayment made to VDL Nedcar.

Net cash used in investing activities was $7.6 million for the year ended December 31, 2020, which primarily consisted of purchases of machinery and equipment as well as computer hardware and software.
Cash Flows from Financing Activities
Net cash used in financing activities was $11.4 million for the year ended December 31, 2021, which was primarily due to the $11.3 million in payments for offering costs. The $6.9 million repayment of the PPP loan during the year was offset by $6.9 million in cash received from exercise of public warrants.
Net cash provided by financing activities was $787.5 million for the year ended December 31, 2020, which was primarily due to the proceeds of $607.1 million from the Business Combination, net of transaction costs and advisory fees, issuance of convertible notes totaling $180.5 million and proceeds from long-term debt borrowing of $7.0 million, partially offset by merger offering costs of $5.8 million and payment on stock warrant redemption of $0.8 million. See further discussion on the Business Combination and the convertible note conversion in Note 4 and Note 8, respectively, of the notes to our accompanying financial statements.
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
While our significant accounting policies are described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies require a greater degree of judgment and complexity and are the most critical to understanding our financial condition and historical and future results of operations:
Contingent Earnout Shares Liability
As part of the Business Combination, certain stockholders and employees are entitled to receive Earnout Shares to be issued when our Common Stock’s price reaches certain market share price milestones within specified periods following the Business Combination on December 21, 2020. The terms and conditions of the right to receive Earnout Shares are described in Note 13 to the accompanying consolidated financial statements. In accordance with the guidance under ASC 815, Derivatives and Hedging, the Earnout Shares right was classified as a Level 3 fair value measurement liability, and the increase or decrease in the fair value during the reporting period is recognized as other expense or other income in our consolidated statement of operations accordingly. The fair value of the contingent Earnout Shares liability was estimated using a Monte Carlo simulation of stock prices based on a volatility rate determined from a peer group of public companies and in consideration of other valuation-based inputs. Changes in these inputs or other underlying assumptions could have a significant impact on the fair value of the contingent earnout shares liability. Changes to contingent earnout shares liability can result from changes to discount rates or accretion of the liability due to the passage of time. The determination of the contingent earnout shares liability requires significant judgments including the appropriateness of the valuation model, reasonableness of estimates and assumptions, and the discount rates applied to such forecasts.
As of December 21, 2020, the initial fair value of our contingent Earnout Shares liability was recognized at $248.9 million with a corresponding reduction from the additional paid in capital in our stockholders’ equity. As of December 31, 2020, the fair value of our contingent Earnout Shares liability was estimated to be $133.5 million. We recognized a gain on fair value change in contingent Earnout Shares liability of $115.4 million as other income in our consolidated statement of operations for the year ended December 31, 2020. As of December 31, 2021, the fair value of our contingent Earnout

Shares liability was estimated to be $29.1 million. We recognized a gain on fair value change in contingent Earnout Shares liability of $104.4 million as other income in our consolidated statement of operations for the year ended December 31, 2021.
Stock-Based Compensation
We account for stock-based compensation awards granted to employees and members of our Board based on the awards’ estimated grant date fair value using a fair value method. For awards that vest solely based on continued service (“requisite service”), the resulting fair value is recognized as an expense on an accelerated basis over the requisite service period, which is generally four years. For awards which contain performance conditions, the resulting fair value is recognized over the requisite service period using the graded vesting method, when it is probable the performance conditions will be met. We account for forfeitures as they occur.
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
For the years ended December 31, 2021 and 2020 total stock-based compensation expense was $108.4 million and $84.3 million, respectively.
Emerging Growth Company and Smaller Reporting Company Status
Based on the Company’s aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of June 30, 2021, the Company became a “large accelerated filer” and lost emerging growth company status as defined in Section 2(a) of the Securities Act beginning with this Annual Report on Form 10-K for the year ended December 31, 2021. Therefore, our independent registered public accounting firm is required to provide the attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act in this Annual Report.

In addition, as a result of becoming a “large accelerated filer”, we no longer qualify to be a smaller reporting company even though our annual revenue is less than $100.0 million for the year ended December 31, 2021. As a result, starting with our first quarterly report in 2022, we will no longer be eligible to rely on the scaled disclosure exemptions applicable to smaller reporting companies.

Recent Accounting Pronouncements
See Note 3 of the notes to our accompanying financial statements for the years ended December 31, 2021 and 2020 for a summary of recently issued and adopted accounting pronouncements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Canoo Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Canoo Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Contingent earnout shares liability– Refer to Notes 2 and 13 to the financial statements

Critical Audit Matter Description

The Company’s acquisition of Canoo Holdings Ltd., which was consummated during the year ended December 31, 2020 and was accounted for as a reverse merger, provided certain stockholders and employees with the contingent right to up to an additional 15.0 million shares of the Company’s common stock if certain conditions are met.

The contingent earnout shares are accounted for as a liability and are recorded at fair value each period end, with the change in fair value recognized as other expense or other income in the consolidated statement of operations during the period. As of December 31, 2021, the liability was approximately $29.1 million, which resulted in a change in fair value recognized as other income of approximately $104.4 million during the year. The Company used a Monte Carlo simulation to estimate the fair value of the contingent earnout shares liability at December 31, 2021.

We identified management’s determination of the fair value of the earnout share liability as a critical audit matter due to the significant judgments made by management to estimate the fair value of the contingent earnout shares liability, including the selection of a volatility rate derived from a peer group of public companies, and in consideration of the complexity inherent in performing a Monte Carlo simulation. Auditing management’s assumptions related to the selection of an appropriate volatility rate and evaluating the acceptability of the results of management’s Monte Carlo simulation were especially challenging and required a high degree of auditor judgment, including the involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing management’s volatility rate assumption and the acceptability of the results of management’s Monte Carlo simulation included the following, among others:

▪With the assistance of our fair value specialists, we:

–Evaluated the results of management’s Monte Carlo simulation

–Evaluated the reasonableness of management’s selected volatility rate by assessing the peer group public companies used in the selection of the volatility rate and developed a range of independent estimates and compared those estimates to the volatility rate selected by management

/s/ Deloitte & Touche LLP

Los Angeles, California

March 1, 2022

We have served as the Company's auditor since 2021.

Canoo Inc. Consolidated Balance Sheets (in thousands, except par values) December 31, 2021 and 2020

	2021	2020
		(Note 2)
Assets
Current assets
Cash and cash equivalents	$224,721	$702,422
Restricted cash	2,771	—
Prepaids and other current assets	63,814	6,463
Total current assets	291,306	708,885
Property and equipment, net	202,314	30,426
Operating lease right-of-use assets	14,228	12,913
Other assets	15,226	1,246
Total assets	$523,074	$753,470

Liabilities and stockholders’ equity
Liabilities
Current liabilities
Accounts payable	$52,267	$17,243
Accrued expenses and other current liabilities	83,925	10,625
Total current liabilities	136,192	27,868
Contingent earnout shares liability	29,057	133,503
Private placement warrants liability	—	6,613
Operating lease liabilities	13,826	13,262
Long-term debt	—	6,943
Other long-term liabilities	—	39
Total liabilities	179,075	188,228

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 authorized, no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 500,000 shares authorized; 238,578,366 and 235,753,000 issued and outstanding at December 31, 2021 and 2020, respectively	24	24
Additional paid-in capital	1,036,104	910,579
Accumulated deficit	(692,129)	(345,361)
Total stockholders’ equity	343,999	565,242
Total liabilities and stockholders’ equity	$523,074	$753,470
The accompanying notes are an integral part of these consolidated financial statements.

Canoo Inc. Consolidated Statements of Operations (in thousands, except per share data) Years Ended December 31, 2021 and 2020

	2021	2020
		(Note 2)
Revenue	$—	$2,550

Costs and Operating Expenses
Cost of revenue, excluding depreciation	—	670
Research and development expenses, excluding depreciation	246,245	142,862
Selling, general and administrative expenses, excluding depreciation	194,736	51,611
Depreciation	8,921	7,125
Total costs and operating expenses	449,902	202,268
Loss from operations	(449,902)	(199,718)

Other (expense) income
Interest income (expense)	103	(10,479)
Gain on fair value change in contingent earnout shares liability	104,446	115,375
(Loss) gain on fair value change in private placement warrants liability	(1,639)	3,132
Gain on extinguishment of debt	—	5,045
Other income (expense), net	224	(39)
Loss before income taxes	(346,768)	(86,684)
Provision for income taxes	—	(2)
Net loss and comprehensive loss	$(346,768)	$(86,686)
Per Share Data:
Net loss per share, basic and diluted	$(1.52)	$(0.79)

Weighted-average shares outstanding, basic and diluted	227,909	110,378
The accompanying notes are an integral part of these consolidated financial statements.

Canoo Inc. Consolidated Statements of Stockholders’ (Deficit) Equity (in thousands) Years Ended December 31, 2021 and 2020

	Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ (deficit) equity
	Shares	Amount
Balance as of December 31, 2019	108,838	$11	$202,796	$(258,675)	$(55,868)
Exchange of related party convertible debt to common shares	41,259	4	207,778	—	207,782
Exchange of convertible debt to common shares	21,960	2	86,755	—	86,757
Issuance of shares upon exercise of unvested share options	424	—	—	—	—
Issuance of shares for restricted stock units vested	101	—	—	—	—
Shares issued in offering, net of issuance costs of $22,508	69,549	7	607,129	—	607,136
Offering costs	—	—	(19,088)	—	(19,088)
Repurchase of unvested shares – forfeitures	(6,378)	—	—	—	—
Stock-based compensation	—	—	84,280	—	84,280
Settlement on restricted stock tax withholding	—	—	(448)	—	(448)
Private placements warrant liability	—	—	(9,745)	—	(9,745)
Contingent earnout shares liability	—	—	(248,878)	—	(248,878)
Net loss and comprehensive loss	—	—	—	(86,686)	(86,686)
Balance as of December 31, 2020	235,753	$24	$910,579	$(345,361)	$565,242

Proceeds from exercise of public warrants	598	—	6,880	—	6,880
Repurchase of unvested shares – forfeitures	(1,527)	—	(17)	—	(17)
Issuance of shares for restricted stock units vested	3,684	—	—	—	—
Issuance of shares upon exercise of vested stock options	70	—	1	—	1
Vesting of early exercised stock options and restricted stock awards	—	—	49	—	49
Settlement of offering costs	—	—	2,000	—	2,000
Stock-based compensation	—	—	108,360	—	108,360
Conversion of private placement warrants to public warrants	—	—	8,252	—	8,252
Net loss and comprehensive loss	—	—	—	(346,768)	(346,768)
Balance as of December 31, 2021	238,578	$24	$1,036,104	$(692,129)	$343,999
See Note 2 for discussion on immaterial correction of prior period financial statements.
The accompanying notes are an integral part of these consolidated financial statements.

Canoo Inc. Consolidated Statements of Cash Flows (in thousands) Years Ended December 31, 2021 and 2020

	2021	2020
Cash flows from operating activities:		Note 2
Net loss	$(346,768)	$(86,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,921	7,125
Non-cash operating lease expense	1,046	632
Debt discount amortization	—	2,590
Gain on extinguishment of debt	—	(5,045)
Stock-based compensation	108,360	84,280
Loss (gain) on fair value change in private placement warrants liability	1,639	(3,132)
Gain on fair value change of contingent earnout shares liability	(104,446)	(115,375)
Other	—	9
Changes in operating assets and liabilities:
Prepaids and other current assets	(27,744)	(4,669)
Other assets	(13,980)	718
Accounts payable	33,370	2,491
Accrued expenses and other current liabilities	38,786	9,969
Other long-term liabilities	—	39
Net cash used in operating activities	(300,816)	(107,054)

Cash flows from investing activities:
Purchases of property and equipment	(136,594)	(7,558)
Prepayment to VDL Nedcar	(26,134)	—
Net cash used in investing activities	(162,728)	(7,558)

Cash flows from financing activities:
Proceeds from issuance of common stock for related party convertible debt	—	90,000
Proceeds from issuance of common stock for convertible debt	—	90,500
Proceeds from PPP loan	—	7,064
Repayments on PPP loan	(6,943)	(47)
Proceeds from issuance of unvested shares	—	7
Repurchase of unvested shares	(17)	(64)
Business combination and PIPE financing, gross proceeds	—	629,604
Business combination and PIPE financing, issuance costs	—	(22,508)
Settlement on restricted stock tax withholding	—	(448)
Payment on stock warrant redemption	—	(800)
Payment of offering costs	(11,307)	(5,781)
Proceeds from exercise of public warrants	6,880	—
Proceeds from the exercise of stock options	1	—
Net cash (used in) provided by financing activities	(11,386)	787,527
Net (decrease) increase in cash, cash equivalents, and restricted cash	(474,930)	672,915

Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	702,422	29,507
Cash, cash equivalents, and restricted cash, end of period	$227,492	$702,422

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$224,721	$702,422
Restricted cash at end of period	2,771	—
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$227,492	$702,422

Supplemental non-cash investing and financing activities
Acquisition of property and equipment included in current liabilities	$52,512	$3,992
Offering costs included in accrued expenses and other current liabilities	$—	$815
Recognition of operating lease right of use asset	$2,362	$—
Exchange of convertible debt	$—	$291,309
Exchange of redeemable convertible preference shares	$—	$200,000
Gain on extinguishment of related party convertible debt recorded in additional paid-in capital	$—	$44,785
Exchange of redeemable convertible preference shares – A Series	$—	$445,159
Exchange of redeemable convertible preference shares – A-1 Series	$—	$95,091
Recognition of contingent earnout shares liability	$—	$248,878
Offering costs included in accounts payable	$—	$12,492
Recognition of private placement warrants liability	$—	$9,745
Conversion of private placement warrants to public warrants	$8,252	$—
Settlement of offering costs	$2,000	$—
Reclassification of deposit paid to VDL Nedcar to receivable	$30,440	$—

Supplemental disclosures of cash flow information
Cash paid for interest	$60	$—

The accompanying notes are an integral part of these consolidated financial statements.

CANOO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
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
Legacy Canoo was deemed to be the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations. While HCAC was the legal acquirer in the Business Combination, because Legacy Canoo was deemed the accounting acquirer, for accounting purposes, the transaction was treated as a recapitalization of Legacy Canoo (i.e., a capital transaction involving the issuance of stock by HCAC for the stock of Legacy Canoo). Accordingly, the consolidated assets, liabilities and results of operations of Legacy Canoo became the historical financial statements of the combined company, and HCAC’s assets, liabilities and results of operations were consolidated with Legacy Canoo, upon the consummation of the Business Combination. The net assets of HCAC are recognized at historical cost (which is expected to be consistent with carrying value), with no goodwill or other intangible assets recorded.
Recent Developments

On June 16, 2021, the Company and VDL Nedcar B.V. (“VDL Nedcar”) entered into a binding term sheet for vehicle contract manufacturing (the “Term Sheet”). On July 1, 2021, the Company made a $30.4 million prepayment to VDL Nedcar pursuant to the Term Sheet, which was classified as an investing outflow in the accompanying consolidated statement of cash flows. As of September 30, 2021, VDL Nedcar utilized $4.3 million of the prepayment to purchase property and equipment on behalf of the Company. The remaining $26.1 million was classified as a long-term asset in Other Assets as of September 30, 2021. On December 15, 2021, the Company and VDL Nedcar issued a joint press release announcing that they ceased discussions with respect to the Term Sheet. Upon termination of the Term Sheet, the Company had a right to a refund of the entire $30.4 million prepayment. As such, the $30.4 million prepayment is presented as a receivable in the accompanying consolidated balance sheet as of December 31, 2021.

On October 19, 2021, the Company entered into an agreement effective October 15, 2021, with Panasonic Industrial Devices Sales Company of America, a Division of Panasonic Corporation of America (“PIDSA”) and Sanyo Electric Co. Ltd., acting through its Mobility Energy Business Division (“SANYO”, and together with PIDSA, “Panasonic”) for the supply of lithium-ion battery cells (the "Panasonic Agreement"). The agreement stipulates an upfront non-refundable $30.0 million payment payable in tranches through March 2022 and provides for cancellable purchases by the Company during an initial purchase period from August 2022 through December 2023. As of December 31, 2021,

$15.0 million was paid to Panasonic, $5.0 million due in January 2022 is included in Accounts payable, and the remaining $10.0 million is included in Accrued expenses and other current liabilities. The Company recorded $18.3 million in current assets and $11.7 million in non-current assets.
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

The impact of the misstatement as of December 31, 2020 resulted in an understatement of the private placement warrants liability of $6.6 million, and an overstatement of accumulated deficit and additional paid-in capital of $3.1 million and $9.7 million respectively.

Accordingly, management is correcting the relevant financial statements and related footnotes as of December 31, 2020 within these consolidated financial statements. Management has evaluated the materiality of these misstatements based on an analysis of quantitative and qualitative factors and concluded they were not material to the prior period financial statements, individually or in aggregate.

The following tables reflect the impact of the immaterial correction on the Company's previously reported consolidated balance sheet, consolidated statement of operations, consolidated statement of stockholders’ equity (deficit) and consolidated statement of cash flows (in thousands) as of and for the year ended December 31, 2020.

	As of December 31, 2020
	As Previously Reported	Warrants Adjustments	As Corrected
Consolidated Balance Sheet
Private placement warrants liability	$—	$6,613	$6,613
Total liabilities	181,615	6,613	188,228

Stockholders' equity (deficit)
Additional paid in capital	920,324	(9,745)	910,579
Accumulated deficit	(348,493)	3,132	(345,361)
Total stockholders' equity (deficit)	571,855	(6,613)	565,242

	For the year ended December 31, 2020
	As Previously Reported	Warrants Adjustments	As Corrected
Consolidated Statement of Operations
Other (expense) income
Gain (loss) on fair value change in private placement warrants liability	$—	$3,132	$3,132
Loss before income taxes	(89,816)	3,132	(86,684)
Net loss and comprehensive loss	(89,818)	3,132	(86,686)
Net loss per share, basic and diluted	(0.81)	0.03	(0.78)
Other than changes made to reflect the impact of the recognition of the fair value of the private placement warrants liability at the Closing Date to additional paid-in capital and the subsequent remeasurement of the fair value of the warrant liability at December 31, 2020 to accumulated deficit, there have been no changes to the Consolidated Statement of Stockholders’ (Deficit) Equity (in thousands).

	For the year ended December 31, 2020
	As Previously Reported	Warrants Adjustments	As Corrected
Consolidated Statement of Stockholders' (Deficit) Equity
Additional paid-in Capital	$920,324	$(9,745)	$910,579
Accumulated Deficit	(348,493)	3,132	(345,361)
Net loss and comprehensive loss	(89,818)	3,132	(86,686)
Total stockholders' (deficit) equity	571,855	(6,613)	565,242

	For the year ended December 31, 2020
	As Previously Reported	Warrants Adjustments	As Corrected
Consolidated Statement of Cash Flows
Cash flows from operating activities
Net loss	$(89,818)	$3,132	$(86,686)
Gain on fair value change in private placement warrants liability	—	(3,132)	(3,132)
Supplemental non-cash investing and financing activities
Recognition of private placement warrants liability	—	9,745	9,745
Retroactive Application of Recapitalization
As discussed in Note 4, our Business Combination on December 21, 2020 is accounted for as a recapitalization of equity structure. Pursuant to Generally Accepted Accounting Principles (“GAAP”), we recasted the Company’s consolidated statements of stockholders' (deficit) equity from December 31, 2018 to December 21, 2020, the total stockholder’s equity (deficit) within the Company’s consolidated balance sheet as of December 31, 2019 and the weighted average outstanding shares basic and diluted for the year ended December 31, 2019 by applying the recapitalization retroactively.
Retroactive Application of Recapitalization to Consolidated Statements of Stockholders’ (Deficit) Equity
As of the Business Combination on December 21, 2020, all 110.3 million shares of Legacy Canoo A series and A-1 series redeemable convertible preference shares of Legacy Canoo (“A/A-1 Shares”) were automatically exchanged into

Legacy Canoo ordinary shares at a 1:1 ratio, which were converted again to our Common Stock at a conversion ratio of 1.239434862. The 110.3 million shares consisted of three previous conversions from the Legacy Canoo’s Angel series and Seed series redeemable convertible preference shares and convertible debt.

Date	Description	Redeemable Convertible Preference Shares	08/16/20 Conversion Ratio	A /A-1 Shares And Ordinary Shares	12/21/20 Merger Recapitalization Conversion Ratio	Recapitalized Common Shares
Statement of Stockholders’ (Deficit) Equity

12/31/2018	Angel Shares	77,000,000	0.54	41,403,247	1.24	51,316,627

3/4/2019	Seed Shares	16,666,667	0.54	8,961,742	1.24	11,107,496

5/6/2019	Seed Shares	16,666,666	0.54	8,961,741	1.24	11,107,495

Statement of Stockholders’ (Deficit) Equity

12/31/2018	Convertible Debt			51,006,603	1.24	63,219,362

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

2)
Legacy Canoo redeemable convertible preference shares – Seed Series (“Seed Shares”) was issued on March 4, 2019 and May 6, 2019 with 16.7 million shares and 16.7 million shares, respectively, which were initially converted to 17.9 million shares of Legacy A series redeemable convertible preference shares on August 16, 2020 and later were exchanged into 17.9 million shares of Legacy Canoo ordinary shares on December 21, 2020 and converted again to 22.2 million shares of our Common Stock at the Business Combination on December 21, 2020.

3)
Legacy Canoo convertible debt (“Convertible Debt”) – On August 16, 2020, all Convertible Debt was initially converted to 51.0 million shares of A/A-1 Shares, which were later exchanged into 51.0 million shares of Legacy Canoo ordinary shares on December 21, 2020 and converted again to 63.2 million shares of our Common Stock at the Business Combination on December 21, 2020. In the accompanying recasted consolidated statements of stockholders' (deficit) equity, the 51.0 million shares of A/A-1 Shares outstanding is converted and presented as 63.2 million shares of Common Stock issued during the year ended December 31, 2020.

Basis of Presentation
The Company’s consolidated financial statements have been prepared by management in accordance with GAAP on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.
Liquidity and Capital Resources
As of December 31, 2021, the Company’s principal source of liquidity is its unrestricted cash balance in the amount of $224.7 million. The Company has incurred losses since inception and had negative cash flow from operating activities of $300.8 million and $107.1 million for the years ended December 31, 2021 and 2020, respectively. The Company expects to continue to incur net losses and negative cash flows from operating activities in accordance with its operating plan and expects that both capital and operating expenditures will increase significantly in connection with its ongoing activities. As an early-stage growth company, the Company’s ability to access capital is critical. Management plans to raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing. To the extent the Company is unsuccessful at doing so, management has the intent and ability to use its discretion to delay, scale back, or abandon future expenditures.
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
The Company’s property and equipment and right of use assets are located primarily in the United States of America.
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
Restricted Cash
The Company had $2.8 million of restricted cash as of December 31, 2021. Restricted cash as of December 31, 2021 consisted of $1.1 million for a letter of credit required under the Company's Michigan lease, $0.9 million in refundable customer deposits and $0.8 million that serves as collateral for failure to make required payments under the Panasonic Agreement. We did not have any restricted cash at December 31, 2020.
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
Leases
On January 1, 2018, the Company early adopted ASC No. 842, Leases (“ASC 842”), on a modified retrospective basis at the beginning of the period of adoption. The Company determines if an arrangement is a lease at inception if the Company concludes that the contract is in the scope of ASC 842 and the Company has the right to control the identified asset. Operating leases are included in operating lease right-of-use (“ROU”) assets, and operating lease liabilities are included in accrued expenses and operating lease liabilities in the consolidated balance sheet.
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
At December 31, 2021, the Company had operating leases in Torrance, California and Justin, Texas. Refer to Note 11 for additional information regarding the Company's operating leases.
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
Fair Value of Financial Instruments
The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), which provides a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. Fair value represents the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses the following hierarchy in measuring the fair value of the Company’s assets and liabilities, focusing on the most observable inputs when available:
•Level 1 Quoted prices in active markets for identical assets or liabilities.
•Level 2 Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active for identical or similar assets and liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 Valuations are based on inputs that are unobservable and significant to the overall fair value measurement of the assets or liabilities. Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as required by ASC 820, by level, within the fair value hierarchy as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets
Money Market Funds	$227,492	$227,492	$—	$—

Liability
Contingent earnout shares liability	$29,057	$—	$—	$29,057

	December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Assets
Money Market Funds	$702,422	$702,422	$—	$—

Liability
Contingent earnout shares liability	$133,503	$—	$—	$133,503
Private placement warrants liability	6,613	—	6,613	—
As described in Note 13, the Company has a contingent obligation to issue 15 million shares of the Company’s common stock to certain stockholders and employees upon the achievement of certain market share price milestones within specified periods following the Business Combination (the “Earnout Shares”). Upon the occurrence of a bankruptcy or liquidation, any unissued Earnout Shares would be fully issued regardless of whether the share price target has been met.
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
Following is a summary of the change in fair value of contingent Earnout Shares liability and private placement warrants liability for the years ended December 31, 2021 and 2020 (in thousands).

	Year Ended December 31,
Earnout Shares Liability	2021	2020
Beginning fair value	$133,503	$—
Addition during the year	—	248,878
Change in fair value during the year	(104,446)	(115,375)
Ending fair value	$29,057	$133,503

	Year Ended December 31,
Private Placement Warrants Liability	2021	2020
Beginning fair value	$6,613	$9,745
Change in fair value during the year	1,639	(3,132)
Conversion of private placement warrants to public warrants	(8,252)	—
Ending fair value	$—	$6,613
The Company’s contingent Earnout Shares liability is considered a “Level 3” fair value measurement. Refer to Note 13 for discussion of the Company’s methods for valuation.

Contingent Earnout Shares Liability
The Business Combination provide certain stockholders and employees with the contingent right to the Earnout Shares. Issuances are made in three tranches of 5.0 million shares each upon reaching share price targets within specified time frames. The first tranche will be issued if the share price reaches $18 within two years of the closing of the Business Combination. The second tranche will be issued if the share price reaches $25 within four years of the closing of the Business Combination. The third tranche will be issued if the share price reaches $30 within five years of the closing of the Business Combination. The tranches may also be issued upon a change of control transaction that occurs within the respective timeframes and results in per share consideration exceeding the respective share price target. Additionally, the full 15.0 million Earnout Shares will be issued in the event of a liquidation or bankruptcy. The Company determined that the right to Earnout Shares represents a contingent liability that meets the definition of a derivative and recognized it on the balance sheet at its fair value upon the Business Combination date. The right to Earnout Shares is remeasured at fair value each period through earnings. See Note 13 for further discussion.
Our financial instruments not subject to ASC 820 include cash and cash equivalents, restricted cash, receivables, accounts payable and other current liabilities. The carrying amounts of these instruments approximated fair value because of their short-term maturities as of December 31, 2021.
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
There were no contract liabilities as of December 31, 2021 and 2020.
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
Selling, General and Administrative Expenses, excluding Depreciation
The principal components of our selling, general and administrative expenses are salaries, wages, benefits and bonuses paid to our employees; stock-based compensation; travel and other business expenses; and professional services fees including consulting, legal, audit and tax services.

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
For the years ended December 31, 2021 and 2020 total stock-based compensation expense was $108.4 million and $84.3 million, respectively.
3.    Recent Accounting Pronouncements
Changes to generally accepted accounting principles in the United States (GAAP) are established by the Financial Accounting Standards Board (“FASB”), in the form of Accounting Standards Updates (“ASUs”), to the FASB’s Accounting Standards Codification.
The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have immaterial impact on the Company's consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40). The objective of the amendments in this ASU is to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The amendments in this ASU reduce the number of accounting models for convertible debt instruments and redeemable convertible preference shares. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. The amendments in the ASU are effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods therein. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has no outstanding convertible debt as of December 31, 2021.
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options ("ASU No. 2021-04"). This ASU provides a principles-based framework for issuers to account for a modification or exchange of freestanding equity-classified written call options. The provisions of the ASU are effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU No. 2021-04 is not expected to have a material impact on the Company's consolidated financial statements.
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which amends the guidance on accounting for government assistance and requires business entities to disclose information about certain government assistance they receive. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The amendments are effective for fiscal years beginning after December 15, 2021, and only impacts annual financial statement footnote disclosures. The Company is in the process of evaluating the impact to financial statement footnote disclosures and will adopt ASU No. 2021-10 during the three months ended March 31, 2022.
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
_______________________________

(1)
The number of Legacy Canoo shares was determined from the 134.1 million shares of Legacy Canoo ordinary shares outstanding immediately prior to the closing of the Business Combination converted at the Exchange Ratio of 1.239434862. All fractional shares were rounded down.

In addition, Legacy Canoo shareholders are entitled to receive additional Common Shares of up to an aggregate of 15.0 million shares if the price of our Common Stock trading on the Nasdaq meets certain thresholds following the Business Combination. Pursuant to GAAP, the Company determined the Earnout Shares right to be a derivative liability. See Note 13 for additional information.

5.    Prepaids and other current assets
Prepaids and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Receivable from VDL Nedcar	$30,440	$—
Deferred battery supplier cost	18,300	—
Short term deposits	7,030	—
Prepaid expense	4,865	3,154
Other current assets	3,179	3,309
Prepaids and other current assets	$63,814	$6,463
6.    Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Machinery and equipment	$18,040	$15,292
Computer hardware	6,161	2,464
Computer software	7,837	5,159
Vehicles	267	63
Furniture and fixtures	742	519
Leasehold improvements	14,939	14,559
Construction-in-progress	176,162	5,283
	224,148	43,339
Less: Accumulated depreciation	(21,834)	(12,913)
Property and equipment, net	$202,314	$30,426
Construction-in-progress is primarily related to the development of manufacturing lines as well as equipment and tooling necessary in the production of the Company’s vehicles. Completed tooling assets will be transferred to their respective asset classes and depreciation will begin when an asset is ready for its intended use. As of December 31, 2021, manufacturing has not begun and therefore no depreciation on tooling has been recognized to date.

Depreciation expense for property and equipment was $8.9 million and $7.1 million for the years ended December 31, 2021 and 2020, respectively.

7.    Accrued Expenses and Other Current liabilities
Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued interest expense	$—	$34
Accrued property and equipment purchases	34,375	3,992
Accrued research and development costs	23,994	2,420
Accrued professional fees	9,239	1,386
Accrued Business Combination costs	—	815
Short term lease liability	788	444
Accrued battery supplier costs	10,000	—
Accrued health insurance benefits	898	—
Accrued information technology costs	763	—
Other accrued expenses	3,868	1,534
Total accrued expenses	$83,925	$10,625
8.    Long-term Debt, Convertible Debt and Redeemable Convertible Preference Shares
Long-Term Debt
On July 7, 2020, Legacy Canoo entered into a promissory note for loan proceeds under the Paycheck Protection Program (the “PPP”) (the “PPP Loan”) administered by the Small Business Administration (“SBA”) established under Division A, Title I of the CARES Act. Loan advance proceeds were received by the Company in April 2020, and therefore were accounted for as a financing cash inflow in the consolidated statement of cash flows for the twelve months ended December 31, 2020.
The PPP provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the business, subject to certain limitations. The Company used the PPP Loan proceeds for purposes consistent with the provisions of the PPP. On May 14, 2021, the Company repaid its PPP Loan in full, which was accounted for as a financing cash outflow in the consolidated statement of cash flows for the twelve months ended December 31, 2021.
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
Dividends
The holders of the Legacy Canoo redeemable convertible preference shares were entitled to receive cumulative and compounding dividends in an amount equal to 8% of the original issuance price per share per annum. Dividends accrued from day to day, whether or not declared, and were cumulative; provided, however, that such accrued dividends were payable only in the event of either a Liquidation Event or a Non-Liquidation Sale. Such cumulative dividends in arrears were approximately $42.0 million at December 21, 2020. For the years ended December 31, 2021 and 2020, no dividends were declared.
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
9.    Related Party Promissory Note and Convertible Debt
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

10.    Commitments and Contingencies
Commitments
Refer to Note 11 for information regarding operating lease commitments.
In connection with the Panasonic Agreement and the Michigan lease, the Company issued standby letters of credit of $0.8 million and $1.1 million, respectively which are included in restricted cash within the accompanying consolidated balance sheet as of December 31, 2021. The letters of credit will not be drawn upon unless the Company fails to make its payments.
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
11.    Operating Leases
On February 28, 2018, Legacy Canoo, via a wholly owned subsidiary, entered into a lease for an office facility in Torrance, California with an entity controlled by certain investors of Legacy Canoo, which was assigned to another entity controlled by certain investors of Legacy Canoo, on April 30, 2018. The original lease term is 15 years and commenced on April 30, 2018. During the first quarter of 2021, the Company entered into a separate lease for an office facility in Justin, Texas (“Justin lease”) with an entity controlled by the Executive Chair and Chief Executive Officer of the Company. The original lease term is five years 3 months, commencing on January 1, 2021. Effective July 30, 2021, the Company amended its Justin lease to extend the leased square footage for the duration of the arrangement term. The Torrance and Justin leases (collectively referred to herein as the “leases”) contain a 3% per annum escalation clause.

In June 2021, the Torrance lease property was sold to a non-related party lessor. The change in lessor did not impact the terms and conditions of the Torrance lease. As such, payments made to the new landlord after June 2021 will not be considered as a related party lease expense.
The leases contain the option to extend the terms of the leases for two additional 60-month periods and one additional 60-month period, respectively, commencing when the prior term expires. At the inception of each of the leases, it was not reasonably certain we would exercise any of the options to extend the term of the leases. There have been no changes to that assessment as of December 31, 2021.
The Company has determined that the leases do not effectively transfer control of the underlying facilities to the Company based on the lease terms and, accordingly, the Company has classified the leases as operating leases. As such, the rent and property taxes are expensed on a straight-line basis in the consolidated statements of operations.
The Company used judgment in determining an appropriate incremental borrowing rate to calculate the operating lease right-of-use asset and operating lease liability for the leases. The weighted average discount rate used was 7.9%. As of December 31, 2021, the remaining operating lease ROU asset and operating lease liability were approximately $14.2 million and $14.6 million, respectively. As of December 31, 2020, the operating lease ROU asset and operating lease liability were approximately $12.9 million and $13.7 million, respectively. As of December 31, 2021 and 2020, $0.8 million and $0.4 million, respectively, of the lease liability was determined to be short term and was included in accrued expenses and other current liabilities within the consolidated balance sheets.
Related party lease expense related to the operating leases was $1.3 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively.
The weighted average remaining lease term at December 31, 2021 and 2020 was 10.7 years and 12.3 years, respectively.
Maturities of the Company’s operating lease liabilities at December 31, 2021 were as follows (in thousands):

Operating Lease
2022	$1,909
2023	1,966
2024	2,025
2025	2,085
2026	1,848
Thereafter	12,344
Total lease payments	22,177
Less: imputed interest(1)	7,563
Present value of operating lease liabilities	14,614
Current portion of operating lease liabilities	788
Operating lease liabilities, net of current portion	$13,826
_______________________________________
(1)Calculated using the incremental borrowing rate
Michigan Facility Lease
On October 20, 2021, the Company entered into an agreement for a facility lease for which we did not have control of the underlying assets as of December 31, 2021. Accordingly, we did not record the lease liability and ROU asset within the consolidated balance sheets. The lease is for additional office and research and development spaces located in Auburn Hills, Michigan. We expect the lease commencement date to begin in fiscal year 2022 with a lease term of approximately 11 years from the commencement date and one option to extend the lease by a term of five years. The total minimum lease payments over the initial lease term is $12.7 million.
12. Related Party Transactions

On November 25, 2020, Legacy Canoo entered into an agreement, which remains in effect, with Tony Aquila, Executive Chair and Chief Executive Officer ("CEO") of the Company to reimburse Mr. Aquila for certain air travel expenses based on certain agreed upon criteria (“aircraft reimbursement”). The total aircraft reimbursement to Mr. Aquila for the use of an aircraft owned by Aquila Family Ventures, LLC (“AFV”), an entity controlled by Mr. Aquila, for the purposes related to the business of the Company was approximately $1.8 million and $0.5 million for years ended December 31, 2021 and 2020, respectively. In addition, during 2021 certain AFV staff provided the Company with shared services support in its Justin, Texas corporate office facility. For the year ended December 31, 2021, the Company paid AFV approximately $0.5 million for these services.
During the year ended December 31, 2021, the Company compensated its President, Josette Sheeran, $0.2 million, primarily for consulting services in connection with the site selection of our manufacturing operations prior to Ms. Sheeran's appointment as an executive officer.
13.    Contingent Earnout Shares Liability
As part of the Business Combination, certain stockholders and employees are entitled to additional consideration in the form of Earnout Shares of the Company’s Common Stock to be issued when the Company's Common Stock’s price achieves certain market share price milestones within specified periods following the Business Combination on December 21, 2020. The Earnout Shares do not have employment requirement and will be issued in tranches based on the following conditions:

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
As of December 21, 2020, the initial fair value of our Earnout Shares liability was recognized at $248.9 million with a corresponding reduction from the additional paid-in capital in our stockholders’ (deficit) equity. As of December 31, 2021, and 2020, the fair value of our Earnout Shares liability was estimated to be $29.1 million and $133.5 million , respectively. The Company recognized a gain on the fair value change in Earnout Shares liability of $104.4 million and $115.4 million as other income in our consolidated statement of operations for the years ended December 31, 2021 and 2020, respectively.

14.    Stock-based Compensation
2018 Equity Plan
At our Business Combination on December 21, 2020, the Legacy Canoo 2018 Share Option and Grant Plan (the “2018 Equity Plan”) was converted to the Company’s 2018 Equity Plan with the Legacy Canoo ordinary shares authorized for issuance pursuant to previously issued awards converted at the Exchange Ratio of 1.239434862 to the Company’s Common Stock and the exercise price per share option and purchase price per restricted shares decreased proportionately by the same conversion ratio. See additional discussion on the retroactive application of recapitalization in Note 2 of the notes to the accompany financial statements.
In 2020, the 2018 Equity Plan was amended to increase the number of shares of the Company’s Common Stock reserved for issuance from 15,281,513 to 18,162,573 shares.
2020 Equity Plan
On December 21, 2020, the stockholders of the Company approved the 2020 Equity Incentive Plan (the "2020 Equity Plan”), authorizing 26,898,554 common shares to be reserved for issuance of stock options, restricted stock units awards ("RSU") and other stock awards. Under the 2020 Equity Plan, employees are compensated through various forms of equity, including RSUs. Each RSU represents a contingent right to receive one share of the Company’s common stock. Performance stock unit awards ("PSU") represent the right to receive a share of the Company’s common stock if service, performance, and market conditions, or a combination thereof, are satisfied over a defined period.

For the year ended December 31, 2020, no awards were granted under the 2020 Equity Plan. For the year ended December 31, 2021, 13,640,895 RSUs and 10,034,279 PSUs were granted under the 2020 Equity Plan.
Stock Options
All employees are eligible to be granted options to purchase shares of our Common Stock under the Company’s equity plans. All options granted will expire ten years from their date of issuance. Stock options granted generally vest 25% on the one-year anniversary of the date when vesting starts with the remaining balance vesting equally on a monthly basis over the subsequent 3 years. New shares are issued from authorized shares of Common Stock upon the exercise of stock options. There were no performance-based stock options granted during the years ended December 31, 2021 and 2020.
All stock options were issued under the Legacy Canoo 2018 Equity Plan. The fair values of stock options granted under the Legacy Canoo 2018 Equity Plan were estimated at the date of grant using the Black-Scholes option pricing model.
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
Of the 70,396 stock options exercised during the twelve months ended December 31, 2021, none of the shares were unvested. As of December 31, 2021, 2,500,099 shares issued upon early exercise of stock options were unvested.

As of December 31, 2021, of the total 264,757 stock options outstanding, 91,559 shares were unvested. The Company expects substantially all of these share options to vest over the subsequent 2 years. There were no stock options granted during the year ended December 31, 2021. The total grant date fair value of stock options granted during the year ended December 31, 2020 was approximately $0.1 million. The weighted average grant date fair value per share of stock options granted during the year ended December 31, 2020 was $0.44.
Stock-based compensation expense related to stock options was approximately $0.7 million and $0.9 million during the years ended December 31, 2021 and 2020, respectively.
Total unrecognized compensation cost related to unvested stock options at December 31, 2021 and 2020 is approximately $1.0 million and $2.0 million, respectively. As of December 31, 2021 and 2020, the weighted average period over which the unrecognized compensation cost is expected to be recognized was approximately 0.9 and 1.7 years, respectively.
Restricted Stock Awards
Legacy Canoo sold restricted shares totaling 30,188,011 shares (as converted to Common Stock) to the founders, which include certain investors, for a converted purchase price of $0.008 per share (the “Founder Restricted Shares”), with the following vesting conditions: 12.5% vest when the Legacy Canoo achieves $100 million in cumulative funding from inception, which was met on December 18, 2018; 37.5% vest ratably over a period of thirty-six months from December 18, 2018; and 50% vest on the date the Company starts commercial production of its first vehicle (“SOP”), which the Company determined was not probable of being met as of December 31, 2020.
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
RSUs
The fair value of RSUs granted prior to the Business Combination was based on the fair value of the Legacy Canoo’s ordinary shares on the date of grant. As there was no public market for the Legacy Canoo’s ordinary shares, the Legacy Canoo’s board of directors, with the assistance of a third-party valuation specialist, determined the fair value of the Legacy Canoo’s ordinary shares at the time of the grant of RSUs by considering information available at the time of grant. The valuations were consistent with the guidance and methods outlined in the AICPA Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
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
On November 25, 2020, the Legacy Canoo withdrew authorization for an aggregate of 2,503,011 RSUs previously approved but not yet granted to certain employees of the Legacy Canoo. Out of the remaining 1,239,435 RSUs previously approved but not yet granted to a certain consultant, Legacy Canoo cancelled 240,441 RSUs and accelerated the vesting of 998,994 RSUs with a merger trigger and an employment condition. The fair value of the 998,994 RSUs was estimated at $18.0 million at the grant date of December 15, 2020. Stock compensation expense of $18.0 million was not recognized until January 2021 when the recipient became an employee of the Company.

On November 25, 2020, Legacy Canoo authorized for issuance 1,003,828 RSUs to the current Executive Chair and Chief Executive Officer in exchange for his advisory services rendered to the Company and in contemplation of his appointment to the role of Executive Chair of the Company. Each RSU represents a contingent right to receive one share of the Company’s Common Stock, and are subject to ongoing service-based vesting conditions over a three-year term. The fair value of the 1,003,828 RSUs was estimated at $19.4 million.

On May 14, 2021, the Company awarded 500,000 RSUs to the Executive Chair and Chief Executive Officer. The RSUs vest in one-third increments on the first, second, and third anniversaries of the vesting commencement date, December 21, 2020, subject to continuous service.

Additionally, the Company granted RSUs throughout 2021 to compensate existing employees and attract top talent. During the year ended December 31, 2021, 998,994 RSUs granted vested immediately and the remainder granted vest over the subsequent four years.

Restricted Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2020	5,393	$6.70
Granted	13,641	9.80
Vested	(3,684)	12.92
Forfeited	(1,533)	7.68
Unvested at December 31, 2021	13,817	$7.99
The total fair value of restricted stock units granted during the years ended December 31, 2021 and 2020, were $133.6 million and $36.7 million, respectively
PSUs
PSUs represent the right to receive a share of the Company’s common stock if service, performance, and market conditions, or a combination thereof, are met over a defined period PSUs that contain a market condition, such as stock price milestones, are subject to a Monte-Carlo simulation model to determine the grant date fair value by simulating a range of possible future stock prices for the Company over the performance period. The grant date fair value of the market condition PSUs is recognized as compensation expense over the greater of the Monte Carlo simulation model’s derived service period and the arrangement’s explicit service period, assuming both conditions must be met.

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

The following PSUs were granted to the CEO during the years ended December 31, 2021 and 2020:

•During November 2020, Legacy Canoo authorized for issuance 1,003,828 PSUs that would vest upon the achievement of certain stock price performance of the Company. In addition, the PSUs are subject to a service condition;

•During April 2021, in connection with the appointment of the CEO, the Company awarded 2,000,000 PSUs. The PSUs will vest in one-third increments based upon the achievement of certain stock price milestones during the performance period ending October 2025. In addition, the PSUs are subject to a service condition which requires continuous service through October 2023;

•During May 2021, the Company awarded 1,703,828 PSUs. The PSUs vest based on the Company's achievement of certain specified stock price milestones over a three-year performance period ending May 2024, subject to continued service with the Company through the applicable vesting dates;

•During May 2021, the Company awarded 300,000 PSUs whereby vesting depends upon the occurrence of certain operational milestone events by May 2024 that are deemed probable of achievement; and

•During November 2021, the Company awarded 6,000,000 PSUs. These PSUs vest in one-third increments through a five-year performance period beginning November 4, 2021 based upon the achievement of certain stock price milestones during the performance period ending in November 2026.

The grant date fair value of the PSUs awarded to the CEO was $40.3 million and $15.6 million for the years ended December 31, 2021 and 2020, respectively. The compensation expense recognized for the PSUs awarded to the CEO during the year was $6.3 million for the year ended December 31, 2021, and was included in selling, general and administrative expenses in the consolidated statement of operations.

The activity for performance-based restricted stock units in the year ended December 31, 2021 was as follows (in thousands, except weighted-average grant-date fair value amounts):

Performance-Based Restricted Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Unvested at Unvested at December 31, 2020	1,004	$15.58
Granted	10,034	4.03
Vested	—	—
Forfeited	—	—
Unvested at Unvested at December 31, 2021	11,038	$5.08

The following table summarizes the Company’s total stock-based compensation expense by line item for the years ended presented in the consolidated statements of operations (in thousands):

	Year ended December 31,
	2021	2020
Research and development	$25,768	$59,410
Selling, general and administrative	82,592	24,870
Total	$108,360	$84,280

The Company's total unrecognized compensation cost as of December 31, 2021 was approximately $117.8 million.

15.    Capital Structure
Shares Authorized, Issued and Outstanding
As of December 31, 2021, the Company had authorized a total of 510,000,000 shares for issuance with 500,000,000 shares designated as Common Stock and 10,000,000 shares designated as preferred stock. Out of the authorized Common Stock shares, 238,578,366 was issued and outstanding at December 31, 2021. No preferred stock shares were issued and outstanding at December 31, 2021.
Warrants
As of December 31, 2021, the Company had 23,755,069 public warrants outstanding. Each public warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment. The public warrants will expire on the fifth anniversary of the Business Combination, or earlier upon redemption or liquidation.
The Company may call the public warrants for redemption:
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days prior written notice of redemption; and
•if, and only if, the last reported closing price of the ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which Canoo sends the notice of redemption to the warrant holders.

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
On March 2, 2021, all of the private placement warrants were converted to public warrants. There were 598,275 public warrants exercised for the year ended December 31, 2021 for total proceeds of $6.9 million.
16.    Net Loss per Share
Net loss per share is presented in conformity with the two-class method required for participating securities. Prior to the impact of the retroactive application of the recapitalization, the Legacy Canoo redeemable convertible preference shares were participating securities as the holders of the Legacy Canoo redeemable convertible preference shares are entitled to participate in dividends with ordinary shares. Net losses were not allocated to the Legacy Canoo redeemable convertible preference shares as the holders of the Legacy Canoo redeemable convertible preference shares do not have a contractual obligation to share in any losses. Accordingly, basic net loss per share attributable to ordinary shareholders is calculated by dividing net loss attributable to Legacy Canoo ordinary shareholders by the weighted-average number of Legacy Canoo ordinary shares outstanding for the period. During the year ended December 31, 2020, Legacy Canoo increased the net loss by $42.0 million for dividends accumulated for the period on the Legacy Canoo redeemable convertible preference shares to arrive at the numerator used to calculate net loss per share.
For all periods presented, the shares included in computing basic net loss per share exclude restricted shares and shares issued upon the early exercise of share options where the vesting conditions have not been satisfied.
Diluted net income per share adjusts basic net income per share for the impact of potential Common Stock shares. Potential Common Stock shares include stock options and RSAs. Restricted Common Shares and stock options do not have rights to nonforfeitable dividends. As the Company has reported net losses for all periods presented, all potential Common Stock shares are antidilutive, and accordingly, basic net loss per share equals diluted net loss per share.
The following table presents the potential shares that were excluded from the computation of diluted net loss per share, because their effect was anti-dilutive as follows (in thousands):

	December 31,
	2021	2020
Early exercise of unvested stock options	2,500	5,280
Options to purchase Common Stock	265	324
Restricted Common Stock shares	3,552	7,587
Restricted and performance stock units	24,855	8,524
17.    Income Taxes

Subsequent to the issuance of the Company's Form 10-K for the year ended December 31, 2020, the Company identified certain disclosure misstatements in its 2020 income taxes footnote, the majority of which related to accounting for the tax consequences of various aspects of the SPAC merger. The misstatements impacted the effective income tax rate reconciliation, the composition of deferred tax assets and liabilities, disclosure of the aggregate changes in the balance of gross unrecognized tax benefits, and certain related narrative disclosures. The misstatements had no impact to the consolidated balance sheet as of December 31, 2020 or the consolidated statements of operations or cash flows for the year then ended because the misstatements were completely offset by a corresponding misstatement of the Company’s valuation allowance. For comparative purposes below, the Company’s comparable 2020 income tax provision disclosures have been revised to reflect the correction of these misstatements.

The components of the provision for income taxes consisted of the following (in thousands):

	Year ended December 31,
	2021	2020
Provision for federal income taxes	$—	$—
Provision for state income taxes	—	2
Provision for income taxes	$—	$2
The reconciliation of taxes at the statutory rate to our provision for income taxes was as follows (in thousands):

	Year ended December 31,
	2021	2020
Tax at the statutory rate	$(72,821)	$(18,204)
State tax – net of federal benefit	(21,015)	(8,464)
Officer compensation	6,749	28
Cancellation of debt income	—	(1,060)
Earnout Liability	(21,934)	(24,229)
Interest Expense	—	2,217
Stock Compensation	9,136	16,435
Provision to Return	(330)	(1,403)
U.S. Tax Credits	(4,528)	(2,450)
Other Rate Impacting Items	988	(642)
Change in valuation allowance	103,755	37,774
Provision for income taxes	$—	$2
Deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Net operating loss carry-forwards	$165,032	$72,092
Research and development credits	12,864	7,695
Stock-based compensation	6,264	1,183
Other	1,207	998
Total gross deferred income tax assets	185,367	81,968
Less: Valuation allowance	(185,367)	(81,968)
Net deferred income tax assets	$—	$—
The Company recorded a full valuation allowance against its deferred income tax assets at December 31, 2021 and 2020. Based upon management’s assessment of all available evidence, the Company has concluded that it is more likely than not that the net deferred income tax assets will not be realized. The increase in the valuation allowance for the years ended December 31, 2021 and 2020 was $103.4 million and $40.1 million, respectively. The following table summarizes the activity recorded in the valuation allowance on the deferred income tax assets (in thousands):

Valuation allowance at December 31, 2019	$(41,844)
Additions charged to income tax provision	(37,774)
Other changes to valuation allowance	(2,350)
Valuation allowance at December 31, 2020	(81,968)
Additions charged to income tax provision	(103,755)
Other changes to valuation allowance	356
Valuation allowance at December 31, 2021	$(185,367)
At December 31, 2021, we had federal net operating loss carryforwards of approximately $585.7 million and state net operating loss carryforwards of $601.9 million that may be carried forward indefinitely for federal income tax purposes and can offset 80% of taxable income in any given year except as amended by the CARES Act. NOL's can be carried forward to offset future taxable income for a period of twenty years for California state income tax purposes.
The Company has research and development tax credits at December 31, 2021 and 2020 of approximately $12.9 million and $7.7 million, respectively, for both federal and state income tax purposes. If not utilized, the federal research and development tax credits will expire in various amounts beginning in 2039. State research and development credits can be carried forward indefinitely.
Future utilization of the net operating loss carryforwards and tax-credit carryforwards may be subject to an annual limitation based on changes in ownership, as defined by Section 382 of the Internal Revenue Code.
The aggregate changes in the balance of gross unrecognized tax benefits during the years ended December 31, 2021 and 2020 were as follows (in thousands):

Balance at December 31, 2019	$(8,427)
Increases in balances related to tax positions taken during current period	(29,812)
Reductions related to changes in estimates	3,230
Other increases	(549)
Balance at December 31, 2020	(35,558)
Increases in balances related to tax positions taken during current period	(4,529)
Increases related to changes in estimates	$(640)
Other decreases	469
Balance at December 31, 2021	$(40,258)

As of December 31, 2021, the Company has total uncertain tax positions of $(40.3) million primarily related to research and development costs and tax basis in certain intangible assets which are recorded as a reduction of the deferred tax assets related to the research and development carryforwards and intangible assets. The Company's policy is to recognize interest and penalties, if any, related to uncertain tax positions as a component of income tax expense. For the years ended December 31, 2021 and 2020, the Company did not recognize any interest or penalties for uncertain tax positions. The Company is currently not under examination by the United States Internal Revenue Service or any other state, city, or local jurisdiction. The Company is subject to the standard statutes of limitations by the relevant tax authorities for federal and state purposes and all tax years since inception are open for examination.
The Company does not anticipate any significant increases or decreases in its unrecognized tax benefits within the next twelve months.

18. Subsequent events
Effective as of January 21, 2022, the Company entered into a real estate lease for its industrialization facility in Bentonville, Arkansas. The total minimum lease payments over the initial lease term of 10 years is $17.7 million.
On February 16, 2022, the Company executed a settlement agreement under which VDL Nedcar agreed to refund the prepayment of $30.4 million to the Company in relation to the termination of the Term Sheet. On February 23, 2022, the Company received the prepayment in full. In addition, on February 22, 2022, VDL Nedcar paid the Company $8.4 million as an equity investment in the Company's Common Stock.
The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was adopted by the board of directors on September 18, 2020, approved by the stockholders on December 18, 2020, and became effective on December 21, 2020 with the Business Combination. On December 21, 2020, the board of directors delegated its authority to administer the 2020 ESPP to the Compensation Committee. The Compensation Committee determined that it is in the best interests of the Company and its stockholders to implement successive three-month purchase periods, with the first purchase period commencing on January 3, 2022. The 2020 ESPP provides participating employees with the opportunity to purchase up to a maximum number of shares of Common Stock of 4,034,783, plus the number of shares of Common Stock that are automatically added on January 1st of each year for a period of ten years, in an amount equal to the lesser of (i) 1% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year, and (ii) 8,069,566 shares of Common Stock.
The Company has analyzed its operations subsequent to December 31, 2021 through the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Executive Chair and Chief Executive Officer, ("CEO") and Interim Chief Financial Officer ("CFO") has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. We have established and currently maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on an evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.
Management’s Report on Internal Control Over Financial Reporting
Management, under the supervision of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision of our CEO and CFO, evaluated the design and operating effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 COSO framework"). Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2021.
All internal control systems, no matter how well designed, have inherent limitations. Accordingly even effective internal controls and procedures can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.
Previously Identified Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, and our Quarterly Report on Form 10-Q for the interim period ended March 31, 2021, material weaknesses in our internal control over financial reporting related to the following:
i.    Control Environment: We had insufficient internal resources with appropriate accounting and finance knowledge and expertise to design, implement, document and operate effective internal controls around our financial reporting process.

ii    Risk Assessment: We did not have an effective risk assessment process that defined clear financial reporting objectives, that identified and evaluated risks of misstatement due to errors over financial reporting processes, or that developed internal controls to mitigate those risks.
The material weaknesses in the design and maintenance of effective controls contributed to the following material weaknesses: (a) Lack of formal accounting policies, processes and controls to analyze, account for and disclose complex transactions, specifically for accounting for convertible notes, (b) Lack of formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over account reconciliations and journal entries, and (c) Lack of effective controls over information technology (IT) general controls for information systems that are relevant to the preparation of our financial statements, specifically, with respect to: (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored, and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.
Remediation of Material Weaknesses in Internal Control over Financial Reporting
Subsequent to the evaluation made in connection with filing our Annual Report on Form 10-K for the year ended December 31, 2020, and our Quarterly Report on Form 10-Q for the interim period ended March 31, 2021, management with the oversight of the Audit Committee of the Board of Directors, continued the process of remediating the material weaknesses.
During the year ended December 31, 2021, we completed our plans to remediate these material weaknesses by performing the following:
•Hired experienced executives and personnel within our accounting and IT functions to strengthen the Company's expertise and segregate key functions in financial close, technical accounting and reporting and IT capabilities;

•Hired experienced personnel to enhance and operate our internal control program and execute related remediation efforts, including co-sourcing our internal audit function to an experienced, nationally recognized Big Four public accounting firm;

•Developed and maintained internal controls documentation, including as it relates to key accounting policies and procedures;

•Conducted a formal financial reporting risk assessment with the assistance of third-party specialists, and monitored such risk assessment for ongoing relevance;

•Designed and implemented additional business cycle processes and controls, including reviews of account reconciliations and journal entries;

•Designed and implemented a comprehensive IT general controls framework covering financial reporting-relevant IT systems;

•Engaged an experienced, nationally recognized Big Four public accounting firm to aid in our evaluation of the accounting for complex transactions as they arise; and

•Executed and considered the results of a comprehensive management testing program which evaluated the operating effectiveness of all key controls implemented to support to our remediation efforts, as supported by an experienced, nationally recognized Big Four public accounting firm.

The foregoing efforts have effectively remediated the material weaknesses as of December 31, 2021. As we continue to evaluate and work to maintain and improve our internal control over financial reporting, we may execute additional measures to enhance the overall design of our internal controls.
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts in relation to the remediated previously disclosed material weaknesses described above, there were no changes to our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Canoo Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Canoo Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 1, 2022

ITEM 9B. OTHER INFORMATION
None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not applicable

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors
Our business and affairs are managed under the direction of our Board, which is composed of nine directors. Our Second Amended and Restated Certificate of Incorporation (our “Certificate”) provides that the authorized number of directors may be changed only by resolution of our Board. Our Certificate also provides that our Board will be divided into three classes of directors. At each annual meeting of shareholders, a class of directors will be elected for a three-year term to succeed the class whose term is then expiring.
The following table sets forth the director class, name, age as of February 23, 2022, and other information for each member of our Board:

Name	Class	Age	Position	Director Since	Current Term Expires
Tony Aquila	III	57	Chief Executive Officer and Executive Chair of the Board	2020	2023
Josette Sheeran	III	67	President and Director	2020	2023
Thomas Dattilo	II	70	Lead Independent Director	2020	2022
Foster Chiang	I	39	Director	2020	2024
Greg Ethridge	I	45	Director	2020	2024
Arthur Kingsbury	II	73	Director	2021	2022
Claudia Romo Edelman	II	51	Director	2021	2022
Rainer Schmueckle	II	62	Director	2020	2022
Debra von Storch	I	62	Director	2021	2024
Tony Aquila. Mr. Aquila has served the Chief Executive Officer of the Company since April 2021, and as the Executive Chair of the Board since December 2020. Prior to this, Mr. Aquila served as Executive Chairman of the board of directors of Legacy Canoo from October 2020 to December 2020. Mr. Aquila also serves as a member of the Arkansas Council on Future Mobility since February 2022. In June 2019, Mr. Aquila founded AFV Partners, an affirmative low-leverage capital vehicle that invests in long-term mission critical software, data and technology businesses and serves as its Chairman and CEO since its founding. In 2005, Mr. Aquila founded Solera Holdings Inc., and led it as Chairman and CEO to a $1 billion initial public offering in 2007, and in the following years sourced and executed over 50 acquisitions significantly expanding Solera’s total addressable market. Mr. Aquila oversaw Solera’s $6.5 billion transaction from a public-to-private business in 2016. During his tenure, Mr. Aquila established Solera as a global technology company that provides software and data to global insurance companies, global OEMs and maintenance, repair and overhaul networks. Mr. Aquila currently serves as a member of the board of directors and chair of the compensation committee of WM Technology, Inc. (NASDAQ: MAPS), a leading technology and software infrastructure provider to the cannabis industry, since June 2021. Furthermore, Mr. Aquila currently serves as the Chairman for Aircraft Performance Group, LLC, a global provider of mission critical flight operations software, since January 2020, and director of RocketRoute Limited, global aviation services company, since March 2020 and APG Avionics LLC, an aviation data and software company for the general aviation market since September 2020. Mr. Aquila is also a member of the board of directors of The Lost Explorer Mezcal Company, a sustainable producer and distributor of handcrafted Mezcal, since May 2021. From November 2018 to July 2020, Mr. Aquila served as the Global Chairman of Sportradar Group AG (NASDAQ: SRAD), a sports data and content company.
Mr. Aquila is qualified to serve as the Company’s Chief Executive Officer and Executive Chair of the Board based on his significant business experience as a founder, inventor, chief executive officer and director of a publicly-listed company and his investing experience. As Chief Executive Officer, Mr. Aquila has direct responsibility for our strategy and operations.
Josette Sheeran. Ms. Sheeran has served as a member of the Board since December 2020 and as President of the Company since August 2021. Since February 2021, Ms. Sheeran has served as Executive Chair of the McCain Institute for International Leadership, a think tank and public service organization affiliated with Arizona State University that addresses global challenges in areas of leadership, humanitarian support, human rights, democracy, international security and rule of law. Under the George W. Bush administration, Ms. Sheeran served as Deputy US Trade Representative and as

US Undersecretary of State for Economics, Energy, Transportation and Agriculture, being unanimously confirmed by Congress with the rank of Ambassador. From June 2013 to February 2021, Ms. Sheeran served as the President and CEO of the Asia Society, a global non-profit focused on policy, sustainability, conflict resolution, culture, and education. From July 2017 to February 2021, Ms. Sheeran also served as the United Nations Special Envoy for Haiti, and prior, Ms. Sheeran served as Executive Director of the UN World Food Programme, a humanitarian agency, leading operations and supply chains in more than 100 nations, and as the Vice Chair of the World Economic Forum, an NGO. Ms. Sheeran currently serves as a director for Capital Group, a global financial services company, since December 2016, and as a director of Vestergaard Frandsen Inc., a manufacturer of public health products, since March 2019. Previously, Ms. Sheeran was also a Fisher Fellow at Harvard Kennedy School. Ms. Sheeran holds a Bachelor of Arts in Journalism and Communications from the University of Colorado at Boulder. She holds honorary doctorates from the University of Colorado, Michigan State University, and John Cabot University.
Ms. Sheeran is qualified to serve on the Board based on her leadership experience in the public sector and global operations and knowledge of international relations, and her business experience as the director of a large financial services company.
Thomas Dattilo. Mr. Dattilo has served as a member of the Board since December 2020. Mr. Dattilo is an advisor to various private investment firms. He served as Chairman and Senior Advisor to Portfolio Group, a privately held provider of outsourced financial services to automobile dealerships specializing in aftermarket extended warranty and vehicle service contract programs, from 2013 to 2016, and as senior advisor to Cerberus Operations and Advisory Company, LLC, from 2007 to 2009. Previously, Mr. Dattilo held executive roles at a number of automotive industry companies, including Chief Executive Officer of Viper Motor Car Company, a Chrysler company, Chairman, President and Chief Executive Officer of Cooper Tire & Rubber Company, and various senior positions with Dana Corporation. Since 2001, Mr. Dattilo has served as a director of L3 Harris Technologies, Inc. (NYSE: LHX) or a predecessor company of L3 Harris Technologies, Inc., a technology company, defense contractor and information technology services provider and served as the Chairman of Harris Corporation, a predecessor company of L3 Harris Technologies, Inc. from 2012 to 2014. Since 2010, Mr. Dattilo has also served as a director of Haworth Inc., a privately held, family-owned office furniture manufacturer, and previously served as a director of Solera Holdings, Inc. from 2013 to 2016, Alberto Culver Company from 2006 to 2011, and Cooper Tire & Rubber Company from 1999 to 2006.
Mr. Dattilo is qualified to serve on the Board based on his experience as a director to private and public companies and his experience in the automotive industry.
Foster Chiang. Mr. Chiang has served as a member of the Board since December 2020, and prior to this, served as a director of Legacy Canoo from December 2017 to December 2020. From May 2016 to August 2020, Mr. Chiang served as the Vice Chairman of TPK Holding Co. Ltd., a leading touch solution provider listed on the Taiwan Stock Exchange (TWSE 3673), and as its Director of Business Strategy and Development from March 2013 to April 2016. Mr. Chiang has served as a director of TES Touch Embedded Solutions (Xiamen) Co., Ltd. (SHE 003019), a leading company in interactive monitor and computer industry, since March 2013, and as a member of the Board of Trustees of the Taft School, a private college-preparatory school, since September 2017. Mr. Chiang holds a Bachelor of Science in Economics — Finance and Accounting, a Bachelor of Science in International Studies, a Master of Arts in International Studies and a Master of Business Administration, all from The Wharton School of the University of Pennsylvania.
Mr. Chiang is qualified to serve on the Board based on his business experience as a vice chairman of a publicly listed company, his investing experience and his long-standing relationship with us.
Greg Ethridge. Mr. Ethridge has served as a member of the Board since December 2020, and prior to this, served as President, Chief Operating Officer and a director of Hennessy Capital Acquisition Corp. IV from February 2019 to December 2020. Mr. Ethridge has served as the President, Chief Operating Officer and a director of Hennessy Capital Investment Corp. V (NASDAQ: HCICU) and Hennessy Capital Investment Corp. VI (NASDAQ: HCVIU) both blank check companies, from October 2020 and October 2021, respectively. Since June 2019, Mr. Ethridge has also served as Chairman of Motorsports Aftermarket Group, a designer, manufacturer, marketer and distributor of aftermarket parts, apparel and accessories for the motorcycle and power sports industry. He previously served as President of Matlin & Partners Acquisition Corporation from January 2017 to November 2018, at which time it merged with USWS Holdings LLC, a growth- and technology-oriented oilfield service company focused exclusively on hydraulic fracturing for oil and natural gas exploration and production companies and is now known as U.S. Well Services, Inc. (NASDAQ: USWS). He served as Senior Partner of MatlinPatterson Global Advisers LLC (“MatlinPatterson”) from 2009 to 2020 and prior to joining MatlinPatterson in 2009, Mr. Ethridge was a principal in the Recapitalization and Restructuring group at Gleacher and Company (f/k/a Broadpoint Capital, Inc.) where he moved his team from Imperial Capital LLC, from 2008 to 2009. In 2006, Mr. Ethridge was a founding member of the corporate finance advisory practice for Imperial Capital LLC in New York. From 2005 to 2006, Mr. Ethridge was a principal investor at Parallel Investment Partners LP (formerly part of Saunders, Karp and Megrue), executing recapitalizations, buyouts and growth equity investments for middle market companies. From 2001 to 2005, Mr. Ethridge was an associate in the Recapitalization and Restructuring Group at Jefferies and Company, Inc. where he executed corporate restructurings and leveraged finance transactions and was a crisis manager at Conway, Del Genio, Gries & Co. in New York from 2000 to 2001. Mr. Ethridge served a director of Palmetto Bluff Company, LLC, formerly a multi-asset class real estate developer known as Crescent Communities, LLC, a multi-class real estate developer, from 2010 to 2020. From 2009 until 2017, Mr. Ethridge served on the board of directors of FXI Holdings Inc., a foam and foam products manufacturer and served as its chairman from February 2012 until 2017. Mr. Ethridge has also served on the board of directors of Advantix Systems Ltd. and Advantix Systems, Inc., HVAC equipment manufacturers, from August 2013 until 2015 (for Advantix Systems, Inc.) and until 2018 (for Advantix Systems Ltd.). Mr. Ethridge holds a BBA and a Masters in Accounting from The University of Texas at Austin.
Mr. Ethridge is qualified to serve on the Board due to his experience in private equity, as well as his financial and capital markets expertise.
Arthur Kingsbury. Mr. Kingsbury has served as a member of the Board since March 2021. Mr. Kingsbury has been a private investor since 1996. Mr. Kingsbury has nearly five decades of business, finance and corporate governance experience including financial, senior executive and director positions at companies engaged in newspaper publishing, radio broadcasting, database publishing, cable television, cellular telephone communications, and software and services. Specific positions include President and Chief Operating Officer of VNU-USA, Vice Chairman and Chief Operating Officer of BPI Communications, and Executive Vice President and Chief Financial Officer of Affiliated Publications, Inc. Mr. Kingsbury has served on the Boards of six public companies, including Solera Holdings, Dolan Media Co., Remark Holdings, Inc. (NASDAQ: MARK), NetRatings, Inc., Affiliated Publications, Inc. and McCaw Cellular Communications, Inc. Mr. Kingsbury holds a Bachelor of Science in Business Administration in Accounting from Babson College.
Mr. Kingsbury is qualified to serve on the Board based on his experience as a director to numerous private and public companies, including committee service on audit, compensation, governance and special committees of independent directors, his extensive experience in finance and accounting matters, and his management experience and educational background.
Claudia Romo Edelman (Gonzales Romo). Ms. Romo Edelman has served as a member of the Board since March 2021. Ms. Romo Edelman is a social entrepreneur, a catalyst for change and a global mobilization expert with more than 25 years of experience leading marketing and advocacy for global organizations including the United Nations, UNICEF, the Global Fund to Fight AIDS, TB and Malaria, the United Nations High Commissioner for Refugees (UNHCR), and the World Economic Forum. Since 2017, Ms. Romo Edelman has served as the Founder and CEO of the We Are All Human Foundation, a New York-based global non-profit organization devoted to advancing the agenda of diversity, inclusion, and equity, focused on unifying the U.S. Hispanic community and promoting sustainability and purpose-driven activities. From 2014 to 2017, Ms. Romo Edelman served as the Chief of Public Advocacy for the United Nations Children’s Fund (UNICEF). Due to her expertise, Ms. Romo Edelman was seconded several times to various organizations to launch global mobilization campaigns. From May 2016 to January 2017, she was seconded to the Executive Office of the Secretary General of the United Nations to lead communications for the Special Adviser on the 2030 Agenda for Sustainable Development and Climate Change. Ms. Romo Edelman served as a Special Advisor to the United Nations on International Migration from January 2018 to June 2018 and from April 2017 to March 2018, Ms. Romo Edelman served as a Special Advisor to the United Nations Children’s Fund (UNICEF). Ms. Romo Edelman has also held positions as Head of Marketing at The Global Fund to fight AIDS, TB and Malaria, and as the head of Public Relations at the World Economic Forum. Ms. Romo Edelman holds a Degree in Communication from the Universidad Intercontinental and a Masters of Political Communications from the London School of Economics.
Ms. Romo Edelman is part of the Board of the American Latino Museum; the Hispanic Society of America; and KIND (Kids in Need of Defense). Ms. Romo is the Editor-at-large Thrive Latina, part of Arianna Huffington’s Thrive Global platform. She is a frequent columnist and publishes articles for various media organizations including The Guardian, Ad Age, Ad Week, Al Dia and Forbes.
Ms. Romo Edelman is the recipient of numerous awards, including in 2019-2020: People Magazine’s 25 Most Influential Latinas, ALPFA’s 50 Most Powerful Latinas 2019 and 2020, Ellis Island Medal of Honor 2019, Citizen’s Union Gotham Greats 2020, Hispanic PR Association Bravo Awards- 2019 President’s Award, Multicultural Leadership Award Jesse Jackson’s Rainbow PUSH Coalition, Humanitarian Award (Joseph L.Unanue Latino Institute), Latina Women of the Year 2020 of Solo Mujeres Magazine.
Ms. Romo Edelman is qualified to serve on the Board based on her deep expertise in marketing, her management experience, and her track record in creating growth and leading successful movements for societal change and in high-profile global roles.

Rainer Schmueckle. Mr. Schmueckle has served as a member of the Board since December 2020. Since February 2020, Mr. Schmueckle has served as chairman of the board of directors at STIGA S.p.A, a manufacturer and distributor of garden equipment; since August 2020 as a member of the supervisory board of ACPS GmbH, a supplier to the automotive industry; between March 2019 and November 2020 as member of the supervisory board of MAN Truck & Bus SE, a provider of commercial vehicles and transport solutions around the world; since February 2017, as a member of the board of directors of Kunstoff Schwanden AG, a company supplying components for plastic injection moulding; since April 2011, as vice chairman of the board of directors of Autoneum Holding AG (SIX Swiss Exchange: AUTN), a publicly-traded company that is a leader in acoustic and thermal management for vehicles; and, since April 2011, as a member of the board of directors of Dometic Group (STO: DOM), a publicly-traded company focusing on branded solutions for mobile living.
From November 2014 to June 2015 Mr. Schmueckle served as the Chief Executive Officer at MAG IAS, a multinational tool company. Prior to his time at MAG IAS, Mr. Schmueckle served as the President of Seating Components and Chief Operating Officer of Automotive Seating at Johnson Controls International plc (“Johnson Controls”) (NYSE: JCI), a publicly-traded multinational company that provides security equipment for buildings from November 2011 to October 2014. Before joining Johnson Controls, Mr. Schmueckle served as the Chief Operating Officer of the Mercedes Car Group at Daimler AG (FWB: DAI), a publicly-traded multinational automotive company from May 2005 to January 2010. Before that Mr. Schmueckle served as Chief Executive Officer of Freightliner Inc, the leading heavy-truck manufacturer in North America from May 2001 to May 2005. Mr. Schmueckle holds a graduate degree in industrial engineering from University Fredericiana of Karlsruhe, Germany.
Mr. Schmueckle is qualified to serve on the Board based on his experience as a director to private and public companies, knowledge of the automotive industry, management experience and educational background.
Debra von Storch. Ms. von Storch has served as a member of the Board since January 2021. Since January 2020, Ms. von Storch has served as a director of CSW Industrials (NASDAQ: CSWI), an industrial products and specialty chemicals company. Since June 2021, Ms. von Storch has served as a board member of the NACD North Texas chapter, and she also serves as a member of the advisory board for Varidesk, LLC. From 1982 to July 2020, Ms. von Storch served in various roles including Partner and Southwest Region Growth Markets Leader at Ernst & Young LLP, a multinational professional services firm. Ms. von Storch holds a Bachelor of Business Administration in Finance and Accounting from the University of North Texas.
Ms. von Storch is qualified to serve on the Board based on her extensive leadership experience, information security and risk management expertise, and strong strategic and financial acumen, having served as a partner at a leading global accounting and advisory firm. Ms. von Storch also brings to her role experience successfully advising a broad range of high-growth enterprises across all stages of a company’s lifecycle, positioning her well to advise and support the execution of the Company’s growth strategy and capital allocation plans.

Executive Officers
Below is a list of the names, ages, positions, and a brief account of the business experience of the individuals who serve as executive officers of the Company as of February 23, 2022:

Name	Age	Position
Tony Aquila(1)	57	Chief Executive Officer and Executive Chair of the Board
Josette Sheeran(1)	67	President and Director
Ramesh Murthy	43	Senior Vice President, Interim Chief Financial Officer and Chief Accounting Officer
Hector Ruiz	41	General Counsel and Corporate Secretary
(1) See page [111] for Tony Aquila and Josette Sheeran’s biography.
Ramesh Murthy. Mr. Murthy has served as SVP, Finance and Chief Accounting Officer since March 2021 and Interim Chief Financial Officer since December 2021. Mr. Murthy first joined Canoo in March 2021 serving as the Company’s Chief Accounting Officer and then, from July 2021, as SVP, Finance and Chief Accounting Officer. Mr. Murthy brings to his position more than 20 years of experience in finance and public accounting serving the automotive technology, software, telecom and advanced manufacturing industries. Prior to joining the Company, Mr. Murthy was a member of the Financial Accounting Advisory Services group of Ernst & Young LLP, serving as Managing Director from July 2019 until March 2021, and as Senior Manager from November 2015 to July 2019. Mr. Murthy also enjoyed a long career in the Audit Practice of Deloitte & Touche LLP from 2004 to 2015. Mr. Murthy holds a Master of Business

Administration, Finance from Texas A&M International University and a Bachelor of Commerce, Accounting from University of Madras, India.
Hector Ruiz. Mr. Ruiz has served as the General Counsel and Corporate Secretary of the Company since April 2021, and prior to this, served as our Vice President - Global Strategy, Tax Counsel & Treasury from January 2021 to April 2021. Mr. Ruiz has an extensive background in legal and tax matters. From January 2012 to January 2021, Mr. Ruiz served in a variety of senior tax and tax planning roles at Solera Holdings, Inc., including as Vice President of Global Tax from November 2015 to January 2021, responsible for all areas of taxation, including mergers and acquisitions transactions, tax planning, controversy, risk management, financial reporting and compliance. Prior to Solera, Mr. Ruiz worked in tax and accounting related roles at Caris Life Sciences and PricewaterhouseCoopers LLP. Mr. Ruiz has a Bachelor of Business Administration from Southern Methodist University and a Juris Doctor degree from Baylor University School of Law.
Audit Committee
Our Audit Committee currently consists of Arthur Kingsbury, Rainer Schmueckle, Thomas Dattilo and Debra von Storch. The Board has determined that each of the members of the Audit Committee satisfy the independence requirements of Nasdaq and Rule 10A-3 under the Exchange Act. Each member of the Audit Committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the Board examined each Audit Committee member’s scope of experience and the nature of their prior and/or current employment. Arthur Kingsbury serves as the chair of the Audit Committee.
In addition, our Board has determined that Mr. Kingsbury qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. In making this determination, the Board considered Mr. Kingsbury's formal education and previous experience in financial roles. This designation does not impose on Mr. Kingsbury any duties, obligations or liabilities that are greater than are generally imposed on members of our Audit Committee and our Board.
Family Relationships
There are no family relationships among our directors or executive officers.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2021, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that Mr. Savagian filed two late Form 4s with respect to two awards of restricted stock units received from Company.
Code of Conduct
The Board has adopted a Code of Conduct (the “Code of Conduct”), applicable to all of the Company’s employees, executive officers and directors. The Code of Conduct is available on the Corporate Governance section of the Company’s website at investors.canoo.com. The Company’s website is not a part of this Annual Report and is not incorporated herein by reference. The Nominating and Corporate Governance Committee of the Board is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. If the Company makes any amendments to the Code of Conduct, or grants any waivers of its requirements, the Company will promptly disclose the amendment or waiver on its website.
Process for Stockholder Nominations
There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since we last provided disclosure of such procedures.

ITEM 11. EXECUTIVE COMPENSATION AND DIRECTOR COMPENSATION
The following section provides compensation information pursuant to the scaled disclosure rules applicable to “smaller reporting companies” under the rules of the SEC and may contain statements regarding future individual and company performance targets and goals. These targets and goals should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts. We are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table, as well as limited narrative disclosures regarding executive compensation for our last completed fiscal year.
Our named executive officers for the year ended December 31, 2021, consisting of our principal executive officer, and our two other most highly compensated executive officers as of December 31, 2021 who were serving as executive officers as of such date, were:

• Tony Aquila — Executive Chair and Chief Executive Officer (“CEO”)
• Josette Sheeran — President, Board Member
• Peter Savagian — Chief Technology Officer(1)
____________________________
(1) Mr. Savagian resigned from his position effective December 31, 2021.

Executive Compensation Philosophy
Canoo is currently in a crucial stage of growth and development, with important near term goals, including: achieving our EV production targets beginning in late 2022, developing industry-defining automotive software products, and then realizing scaled vehicle production levels thereafter that will drive revenue and meaningful shareholder value creation. At the same time, competition in the EV and automotive sectors is intense and multi-faceted, with competitors ranging from the large traditional auto manufacturers to other early-stage EV manufacturers and tech companies with EV and autonomous driving aspirations.
Our Compensation Committee is responsible for reviewing, overseeing, and approving Canoo’s overall compensation strategy. In this critical time of development, Canoo continues to invest heavily in attracting, retaining and motivating an experienced and highly driven leadership team. Our current executive compensation philosophy is focused on a two-pronged approach:

•Developing near-term compensation practices that support long-term business success:
◦Attracting and motivating top tier talent that can deliver on highly aggressive performance goals;
◦Managing compensation-related cash outlays in a responsible manner; and
◦Encouraging achievement of near-term milestones that set the stage for future shareholder success.

•Incentivizing long-term positive business outcomes that deliver outstanding shareholder value:
◦Aligning long-term executive pay with shareholder outcomes; and
◦Establishing aggressive performance objectives for the CEO.
In keeping with our compensation philosophy, in 2021 Canoo made targeted investments in key talent to align senior executives with shareholder growth objectives through equity awards. These equity awards pay for performance and are directly tied to Canoo’s transformational mission. When Canoo achieves its mission, it will create a win-win opportunity for both shareholders and the Canoo leadership team. Outlined below are descriptions of the compensation elements provided to our named executive officers.
Tony Aquila
Mr. Aquila receives a limited base salary of $500,000, defined as part of his Executive Chair compensation package approved by the board of Legacy Canoo in November 2020 prior to the IPO (with no adjustment made upon his transition to the CEO role), and no other cash compensation. The Compensation Committee is instead focused on aligning the majority of Mr. Aquila’s compensation directly with shareholder value through equity awards that vest primarily upon achievement of operational performance milestones or achievement of stock price hurdles, as well as some that vest over time and provide direct alignment with shareholder outcomes. Further detail regarding Mr. Aquila’s awards and his critical role in the Company’s success, both historically and on a go-forward basis, are provided below.

Initial Role as Key Investor and Executive Chair
Tony Aquila has been a substantial investor in Canoo since August 2020 through his sustainable investment fund, AFV Partners. Based on his extensive experience in growing companies and achieving significantly positive shareholder value outcomes, Mr. Aquila was appointed Executive Chair of the Board in November 2020. In connection with his appointment as Executive Chair, Mr. Aquila received an award of performance-based restricted stock units (“PSUs”) that vest based on the achievement of stock price hurdles of $18, $25, and $30 (“Pre-IPO Executive Chair Award”) as well as restricted stock units that vest over time (“RSUs”). The Pre-IPO Executive Chair Award was structured in two separate grant tranches based on the shares available to grant prior to the Business Combination, with the remainder to be granted as shares became available from the newly approved equity pool. In 2021, following closing of the Business Combination, Mr. Aquila received an award of PSUs and RSUs (together, the “Post-IPO Executive Chair Award”), which is described in more detail below.
Overview of Post-IPO Executive Chair Award. Mr. Aquila was granted 500,000 PSUs (at target) that vest upon the attainment of operational and share price milestones, and 500,000 RSUs that vest ratably over a period of three-years, subject to continued service.

•Aligned with the nearer-term mission. Vesting contingent on operational milestones rewards the CEO only if the mission is completed within a set timeframe.
◦50,000 shares vest upon completion of an agreement with a manufacturing partner;
◦100,000 shares vest upon a finalized agreement with a government entity with respect to developing a new facility of the Company for the production of EVs; and
◦150,000 shares vest upon start of production.

•Rewards creation of shareholder value. The remainder of the Post-IPO Executive Chair Awards are aligned with shareholders in that the value of PSUs and RSUs increase or decrease in value based on Canoo’s stock price. In addition, vesting for a portion of the PSUs are tied to sustained stock price goals of 110%, 130% and 150% growth over the intended IPO stock price of $10 in performance years 1, 2, and 3, respectively. Mr. Aquila can earn additional PSUs if the stock price growth is 120%, 140% and 160%, respectively, within those time periods, or if the stock price exceeds $20.

•Encourages favorable long-term shareholder outcomes. RSUs vest over time, with the third and final tranche vesting on December 21, 2023. PSUs are also subject to time-based vesting conditions, with the final tranche vesting on May 14, 2024. These time-based vesting conditions encourage continued positive shareholder results even after performance objectives have been achieved.
Transition to Canoo CEO
In April 2021, the Board determined that Canoo’s business and shareholder success would be best served by placing Tony Aquila in the full-time CEO role for the company. In connection with his appointment as CEO, Mr. Aquila received a grant of PSUs that vest based on longer-term stock price hurdles (“CEO Award”), as described in more detail below.
Overview of Initial CEO Award (April 2021). In connection with his appointment as CEO, Mr. Aquila was granted 2,000,000 PSUs that vest upon attainment of share price milestones.

•Rewards creation of shareholder value. Vesting of these PSUs are contingent on meeting stock price hurdles of $20, $25, and $30 (2.0x, 2.5x, and 3.0x the IPO share price). These stock price hurdles are aligned with Mr. Aquila’s pre-IPO grant of PSUs units that vest upon achievement of stock price hurdles of $18, $25, and $30. The stock price is measured as the volume weighted average trading price for a 20-day period, ensuring that stock price growth is sustained.

•Encourages both performance and retention. In addition to the performance-based vesting criteria, these awards are subject to continued service through October 19, 2023.
Performance as Canoo CEO
Over the course of 2021, the Board recognized the critical importance of investing in the going-forward success of the Company in a prudent and performance-based manner, and thus made an additional grant of PSUs to Mr. Aquila based on the attainment of long-term shareholder outcomes in November 2021 (“2021 CEO Award”), which is described in more detail below.

Overview of 2021 CEO Award (November 2021). Mr. Aquila was granted 6,000,000 PSUs that vest upon attainment of share price milestones.

•Rewards creation of shareholder value. Vesting of these PSUs are contingent on meeting stock price hurdles of $18, $25, and $40 (1.8x, 2.5x, and 4.0x the IPO price, and more than those multiples relative to the grant date share price). The highest stock price hurdle is more aggressive than that of Mr. Aquila’s Pre-IPO Executive Chair Award and CEO Award. The stock price is measured as the volume weighted average trading price for a 20-day period, ensuring that stock price growth is sustained.

•Encourages both performance and retention. In addition to the performance-based vesting criteria, these PSUs are subject to continued service through the later of the date the stock price is achieved or the first, second, or fifth anniversary of grant, by tranche (i.e., ongoing service potentially until November 4, 2026).
Josette Sheeran
Ms. Sheeran joined Canoo originally as a Board member in December 2020. Her extensive experience in achieving meaningful business results with key government and business partners was evident from her earliest days. Given her key strategic importance and extensive efforts in enabling Canoo in establishing key foundations for manufacturing and R&D excellence, Ms. Sheeran transitioned from being a non-employee member of the Board to President of the Company and Board member on July 26, 2021. She was instrumental in achieving critical milestones in 2021, including securing $400 million in non-dilutive financing from the states of Arkansas and Oklahoma to support facilities development. Going forward, Ms. Sheeran is expected to be a key leader of Canoo’s international expansion efforts, as well as ongoing operational and customer deployment in its U.S. market.
In connection with her appointment as President, Ms. Sheeran received a base salary of $490,000 and target bonus opportunity of 100% of base salary. She was also granted 1,468,429 RSUs to recognize her contributions in 2021 and reward the value that she delivers to Canoo over time. Given the complexity of Canoo’s business objectives and potential variability in future business results, Canoo elected to use awards that provide direct alignment with shareholder outcomes for Ms. Sheeran. In short, the grant provided to Ms. Sheeran is directly aligned with shareholder outcomes, where all are focused on achieving very positive results.
Policies against Hedging/Pledging Shares
As part of our insider trading policy, all Company directors, officers, employees and certain designated independent contractors and consultants are prohibited from engaging in short sales of our securities, establishing margin accounts, pledging our securities as collateral for a loan, trading in derivative securities, including buying or selling puts or calls on our securities, or otherwise engaging in any form of hedging or monetization transactions (such as prepaid variable forwards, equity swaps, collars and exchange funds) involving our securities.

Ownership Guidelines
We intend to adopt stock ownership guidelines that require all of our named executive officers and other members of our executive team to hold a minimum number of shares of our common stock while serving in their leadership positions.
2021 Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers for the year ended December 31, 2021.

Name	Year(1)	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Tony Aquila	2021	500,000	—	43,924,666	—	189,292(3)	44,613,958
Executive Chair and CEO	2020	145,380	—	34,999,023	—	473,161	35,617,564

Josette Sheeran(4) President, Board Member	2021	226,008	—	10,240,044	—	234,904(5)	10,700,956
Peter Savagian Chief Technology Officer	2021	452,657	—	2,468,822	—	—	2,921,479
____________
(1) Ms. Sheeran and Mr. Savagian were not named executive officers in 2020; accordingly, the Summary Compensation Table includes only fiscal year 2021 compensation with respect to Ms. Sheeran and Mr. Savagian.
(2) The amount disclosed represents the aggregate grant date fair value of stock awards, which include time and, with respect to Mr. Aquila, PSUs, computed in accordance with ASC Topic 718. This amount does not reflect the actual economic value that may be realized by the named executive officer, which will depend on factors including the continued service of the named executive officer and the future value of our stock. For the RSUs, the grant date fair value is based on the closing price of our common stock on the date of grant. For Mr. Aquila’s PSUs (other than 300,000 PSUs granted on May 14, 2021 that vest based on specified operational milestones and were valued based on the Company’s closing stock price as of the date of grant), the grant date fair value is based on a Monte Carlo simulation model as of the date of grant. The probable outcome for the PSUs awarded to Mr. Aquila in 2021 was estimated at the target payout level. The grant date fair value of the PSUs awarded to Mr. Aquila in 2021 assuming the maximum level of performance is achieved is $40,274,666. The grant date fair values do not take into account any estimated forfeitures related to service-vesting conditions. The assumptions used in calculating the grant date fair value of such RSUs and PSUs granted in 2021 are set forth in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021.
(3) Amounts shown represent:
•For Mr. Aquila, $189,292 for reimbursement of temporary housing expenses for Mr. Aquila while he was based in Los Angeles, California.
•For Ms. Sheeran, (i) $150,000 paid as compensation for consulting services in connection with the site selection of our manufacturing operations prior to Ms. Sheeran's appointment as President (ii) $64,904 in fees earned for services as a non-executive director on our Board, and (iii) $20,000 paid pursuant to the Company's non-executive director compensation policy to cover tax and legal services incurred in connection with Ms. Sheeran's appointment to the Board.
(4) Ms. Sheeran was appointed as President of the Company on July 26, 2021. Prior to her appointment, Ms. Sheeran served as a director on our Board, and she continues to serve on the Board following her appointment.
(5) The amount disclosed includes grants of RSUs with an aggregate grant date fair value of $474,991, which Ms. Sheeran received in connection with her services as a non-executive director on our Board.

Narrative Disclosure to Summary Compensation Table
For 2021, the compensation programs for our named executive officers consisted of base salary and incentive compensation delivered in the form of equity awards, which consisted of a combination of RSUs and PSUs.
Base Salary
Base salary is set at a level that is intended to reflect the executive’s duties, authorities, contributions, prior experience and performance.
Cash Bonus
Ms. Sheeran is eligible to receive an annual bonus award of up to 100% of her annual salary, with the possibility of up to a two times multiplier, in either case upon successfully achieving performance goals outlined by the Company and remaining an employee in good standing through applicable milestone dates. We do not have a formal arrangement with our other named executive officers providing for annual cash bonus awards. However, we have at times provided cash bonuses to certain members of our executive team on an ad hoc basis as deemed appropriate, in the form of spot bonuses or for achievement of certain milestones. We did not pay any cash bonuses to our named executive officers in 2021.
Stock Awards
Tony Aquila
In connection with his appointment as CEO, the Board granted Mr. Aquila 2,000,000 PSUs on April 21, 2021 that vest upon the satisfaction of a combination of performance- and time-based conditions. The PSUs will vest based on performance in one-third increments upon the achievement of each of the following price hurdles during the five-year period beginning October 19, 2020: (i) the stock price equals or exceeds $20, (ii) the stock price equals or exceeds $25, and (iii) the stock price equals or exceeds $30. In addition, the PSUs will vest based on time upon the completion of three years of continuous service beginning on October 19, 2020, subject to specified qualifying termination and change of control protections.
On May 14, 2021, the Board granted awards of RSUs and PSUs to Mr. Aquila in satisfaction of the requirement to grant the “public company” awards described in Mr. Aquila’s executive chair agreement. The “public company” award is comprised of 500,000 RSUs, which will vest ratably on the first through third anniversaries of December 21, 2020 (as of fiscal year end 2021, 166,667 of these RSUs had vested), subject to Mr. Aquila’s continued service through the applicable vesting date, and 500,000 PSUs, which will vest based on the Company’s achievement of specified operational and stock price milestones over a three-year performance period, subject to Mr. Aquila’s continued service with the Company through the applicable vesting dates. Up to an additional 200,000 PSUs will vest based on maximum achievement of the stock price milestones, and an additional 1,303,828 PSUs will vest if a performance accelerator goal is achieved, which goal is also based on the Company’s stock price achievement. The PSUs will be forfeited if the time- and performance-vesting conditions are not satisfied on or before the third anniversary of the grant date, subject to specified qualifying termination and change of control protections.
In addition, on November 4, 2021, Mr. Aquila received an award of 6,000,000 PSUs based on the Company’s achievement of specified stock price milestones over a five-year performance period ending November 2026, subject to his continued service with the Company through the applicable vesting date.
For additional information regarding Mr. Aquila’s equity awards, see “Agreements with our Named Executive Officers and Potential Payments upon Termination of Employment or Change in Control—Tony Aquila” below.
Josette Sheeran
Ms. Sheeran received awards of 18,556 and 19,607 RSUs on March 12, 2021 (the “March RSUs”) and June 16, 2021 (the “June RSUs”), respectively, in connection with her service on our Board. The March RSUs vested in full on December 15, 2021. The June RSUs vest in full on the earlier of (i) June 15, 2022, or (ii) the fifteenth day of the month occurring prior to the Company’s next annual meeting of stockholders, subject to Ms. Sheeran’s continued service with us through the applicable vesting date. If Ms. Sheeran remains in continuous service as of the effective time of a change in control, any shares that remain outstanding pursuant to the June RSUs and that are not assumed or substituted by the surviving corporation or acquiring corporation will become fully vested immediately prior to such change in control.
On October 6, 2021, the Company awarded 1,468,429 RSUs to Ms. Sheeran, in connection with her appointment to President of the Company. Twenty-five percent of the RSUs will vest on August 15, 2022, and the remainder of the award will vest in equal increments each quarter thereafter on the fifteenth day of the month, subject to Ms. Sheeran’s continuous service through each such date.
For additional information regarding Ms. Sheeran’s equity awards, see “Agreements with our Named Executive Officers and Potential Payments upon Termination of Employment or Change in Control—Josette Sheeran” below.
Peter Savagian
Mr. Savagian received awards of 200,000 and 81,061 RSUs on April 18, 2021 (the “April RSUs”) and June 16, 2021 (the “Savagian June RSUs”), respectively. As of Mr. Savagian’s resignation effective December 31, 2021, 62,500 of the April RSUs had vested, and the remaining portion of the April RSUs was forfeited in connection with Mr. Savagian’s resignation. One hundred percent of the Savagian June RSUs was forfeited in connection with Mr. Savagian’s resignation.
Benefits and Perquisites
We provide benefits to our named executive officers on the same basis as provided to all of our employees, including health, dental and vision insurance; life insurance; accidental death and dismemberment insurance; disability insurance; and a tax-qualified Section 401(k) plan for which no match by us is provided. We do not maintain any executive-specific benefit or executive perquisite programs.

Agreements with our Named Executive Officers and Potential Payments upon Termination of Employment or Change in Control
We currently maintain agreements with Mr. Aquila, Ms. Sheeran and prior to his resignation, Mr. Savagian, each as summarized below.
Tony Aquila
In November 2020, Legacy Canoo entered into an agreement with Mr. Aquila (the “Aquila Agreement”), as may be amended from time to time, pursuant to which he serves as the Executive Chair of the Board. The term of the Aquila Agreement commenced on December 21, 2020 and will end on December 31, 2023, or, earlier, upon his voluntary resignation from our Board upon at least thirty days’ notice, his failure to be re-elected to the Board by our stockholders at the third annual stockholder meeting following the consummation of the Business Combination, or a vote of no-confidence by a majority of the Board. Mr. Aquila is paid a $500,000 annual fee in equal quarterly installments and will be entitled to any benefits and perquisites generally available to members of our Board. He will be reimbursed for business expenses, including air travel expenses for either, at our option, first class airfare or the business use of his private jet (at a fixed rate per hour, as set forth in the Aquila Agreement), executive housing on a tax grossed-up basis and business expenses associated with the office of the Executive Chair.
In addition, Mr. Aquila was granted 809,908 PSUs (which were converted into PSUs covering 1,003,828 shares of Common Stock upon the closing of the Business Combination), which vest in 33.3% increments upon the achievement of per-share milestones of $18, $25 and $30, and 809,908 RSUs (which were converted into RSUs covering 1,003,828 shares of Common Stock upon the closing of the Business Combination), which vest in equal annual installments over a period of three years (as of fiscal year end 2021, 334,610 shares from this allotment of RSUs were vested). Upon the consummation of the Business Combination, Mr. Aquila received a target grant of 500,000 PSUs, which vest based on the Company’s achievement of specified operational and stock price milestones over a three-year performance period, subject to Mr. Aquila’s continued service with the Company through the applicable vesting dates. Up to an additional 200,000 PSUs will vest based on maximum achievement of the stock price milestones, and an additional 1,303,828 PSUs will vest upon the achievement of a $20 per-share milestone. He also received a grant of 500,000 RSUs, which will vest in equal annual installments over a period of three years (as of fiscal year end 2021, 166,667 shares from this allotment of RSUs were vested). If awards are not assumed in connection with a sale event or corporate transaction (each as defined in the underlying equity plan), then vesting will be accelerated, with the PSUs vesting based on target performance. In the event that Mr. Aquila is terminated by us without Cause or he resigns for Good Reason (each as defined in the Aquila Agreement), or his service terminates due to his death or disability, the PSUs will remain outstanding and eligible to vest at the end of the applicable performance period based on actual performance achievement, and the unvested RSUs that would have vested had service continued through the end of the fiscal year in which the termination occurred will accelerate and vest as of the date of such termination. Upon any other termination of service, all unvested awards will be forfeited.
In connection with his appointment as CEO in April 2021, the Board also granted Mr. Aquila 2,000,000 PSUs that vest upon the satisfaction of a combination of performance and time-based conditions. The PSUs will vest based on performance in one-third increments upon the achievement of each of the following price hurdles during the five-year period beginning October 19, 2020: (i) the stock price equals or exceeds $20, (ii) the stock price equals or exceeds $25; and (iii) the stock price equals or exceeds $30. In addition, the PSUs will vest based on time upon the completion of three years of continuous service beginning on October 19, 2020. In the event that Mr. Aquila is terminated by us without Cause or he resigns for Good Reason (each as defined in the Aquila Agreement), or his service terminates due to his death or disability, the time and service-based requirement will be deemed satisfied and the PSUs will remain outstanding and will vest upon the satisfaction of the performance-based requirements.
On November 4, 2021, Mr. Aquila received an award of 6,000,000 PSUs based on the Company’s achievement of specified stock price milestones over a five-year performance period ending November 4, 2026, subject to his continued service with the Company through the applicable vesting date. In the event that Mr. Aquila is terminated by us without Cause or he resigns for Good Reason, or his service terminates due to his death or disability, the service-based requirement will be deemed satisfied and the PSUs will remain outstanding and will vest upon the satisfaction of the performance-based requirements. In the event a Corporate Transaction (as defined in the Canoo Inc. 2020 Equity Incentive Plan (the “2020 Equity Plan”)) occurs during Mr. Aquila’s service with the Company and the PSUs are not assumed by the surviving or acquiring corporation, the service-based requirement will be deemed satisfied and the PSUs will fully vest upon the consummation of such Corporation Transaction based on satisfaction of the performance requirements, which will be determined based on the Per Share Transaction Price (as defined in the award agreement). Any PSUs that do not satisfy the performance requirements based on the Per Share Transaction Price will be forfeited. If, in connection with a Corporate Transaction, the PSUs are assumed by the surviving corporation or acquiring corporation, any unvested PSUs will (A) be eligible to performance vest upon the consummation of such Corporate Transaction based on the satisfaction of the performance requirements, which will be determined based on the Per Share Transaction Price, and (B) remain outstanding until the applicable service requirements are satisfied. Any PSUs that do not satisfy the performance requirements in connection with such Corporate Transaction will remain outstanding and eligible to vest in accordance with the applicable service requirements and the performance requirements; provided that the Board may equitably adjust the performance requirements applicable to any PSUs that did not performance vest upon such Corporate Transaction to appropriately reflect the structure of the Company following such Corporate Transaction. If, (A) in connection with a Corporate Transaction, the PSUs are assumed by the surviving corporation or acquiring corporation, and (B) the Mr. Aquila’s service terminates following the Corporate Transaction due to a termination by the Company without Cause, a resignation by Mr. Aquila for Good Reason or due to his death or disability, then the service requirements will be deemed satisfied upon such termination, and any unvested portion of the assumed PSUs will fully vest based on target performance achievement.
Mr. Aquila will not receive additional cash compensation in connection with his role as CEO.

Josette Sheeran
In July 2021, Canoo Technologies entered into an agreement with Ms. Sheeran pursuant to which Ms. Sheeran serves as President of the Company (the “Sheeran Agreement”). The Sheeran Agreement has no specific term and provides that Ms. Sheeran’s employment is at-will. The Sheeran Agreement provides a base salary of $490,000, and she is eligible to participate in the benefits plans offered to similarly situated employees of the Company. Ms. Sheeran is also eligible to receive an annual bonus award of up to 100% of her annual salary, with the possibility of up to a two times multiplier, in either case upon successfully achieving performance goals outlined by the Company and remaining an employee in good standing through applicable milestone dates. In addition, pursuant to the Sheeran Agreement, the Company will cover 100% of Ms. Sheeran’s moving expenses and provide a relocation allowance of up to $150,000 in temporary housing and living expenses for six months. In the event Ms. Sheeran terminates within twelve months of her moving date, she will be required to reimburse the Company for the moving expenses and relocation allowance.
In the event that Ms. Sheeran is terminated by us without cause, the Sheeran Agreement provides that she will be eligible for twelve months of severance, continued healthcare benefits and continued vesting of any RSUs through the severance period.
The Sheeran Agreement provides Ms. Sheeran with a long term incentive award under the Company’s incentive plan, consisting of a grant of 1,468,429 RSUs. Twenty-five percent of the RSUs will vest on August 15, 2022, and the remainder of the award will vest in equal increments each quarter thereafter on the fifteenth day of the month, subject to Ms. Sheeran’s continuous service through each such date. Any RSUs that remain unvested upon a termination of service will be forfeited.
Ms. Sheeran received the June Awards in connection with her service on our Board. The June RSUs vest in full on the earlier of (i) June 15, 2022, or (ii) the fifteenth day of the month occurring prior to the Company’s next annual meeting of stockholders, subject to Ms. Sheeran’s continued service with us through the applicable vesting date. If Ms. Sheeran remains in continuous service as of the effective time of a change in control, any shares that remain outstanding pursuant to the June RSUs and that are not assumed or substituted by the surviving corporation or acquiring corporation will become fully vested immediately prior to such change in control.
Ms. Sheeran is subject to our standard confidential information and inventions assignment agreement, which includes a perpetual confidentiality covenant and a non-competition covenant that applies during the period of employment.
Ms. Sheeran will continue to serve as a member of the Company’s Board but will not receive any additional board compensation.
Peter Savagian
In September 2020, the Company entered into an agreement with Peter Savagian to serve in the position of Chief Technology Officer (the “Savagian Agreement”). The Savagian Agreement had no specific term and provided that Mr. Savagian’s employment was at-will. His annual base salary under the Savagian Agreement was $450,000, and he was eligible to participate in the benefits plans offered to similarly situated employees of the Company.
In connection with accepting the role of Chief Technology Officer, Mr. Savagian received the April RSUs. As of Mr. Savagian’s resignation effective December 31, 2021, 62,500 of the April RSUs had vested, and the remaining portion of the April RSUs was forfeited in connection with Mr. Savagian’s resignation.
The Savagian Agreement did not contain any provisions relating to severance or payments in connection with a change in control. Mr. Savagian resigned from his position effective December 31, 2021 and did not receive any severance payments or accelerated vesting of his equity awards in connection with his resignation.
Retirement Benefits
We provide a tax-qualified Section 401(k) plan for all employees, including our named executive officers. We do not provide a match for participants’ elective contributions to the 401(k) plan, nor do we provide to employees, including our named executive officers, any other retirement benefits, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans and nonqualified defined contribution plans.

Outstanding Equity Awards at 2021 Year End
The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2021.

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested ($)		Market Value of Shares or Units of Stock that Have Not Vested ($)
Tony Aquila	—		—	1,003,828	(1)	7,749,552
	669,218	(2)	5,166,363	—		—
	333,333	(3)	2,573,331	—		—
	—		—	2,000,000	(4)	15,440,000
	—		—	2,003,828	(5)	15,469,552
	—		—	6,000,000	(6)	46,320,000
	—		—	—		—
Josette Sheeran	19,607	(7)	151,366	—		—
	1,468,429	(8)	11,336,272	—		—
Peter Savagian	81,601	(9)	625,791	—		—
	137,500	(9)	1,061,500	—		—
____________
(1) 33.3% of the total PSUs subject to the award will vest upon the first October 19 to occur on or following the date upon which the Common Stock achieves $18 per share (the “$18 Vesting Date”), subject to Mr. Aquila’s continued service through the $18 Vesting Date; (b) an additional 33.3% of the total PSUs will vest upon the first October 19 to occur on or following the date upon which the Common Stock achieves $25 per share (the “$25 Vesting Date”), subject to Mr. Aquila’s continued service through the $25 Vesting Date; and (c) the remaining 33.3% of the total PSUs will vest upon the first October 19 to occur on or following the date upon which the Common Stock achieves $30 per share (the “$30 Vesting Date”), subject to Mr. Aquila’s continued service through the $30 Vesting Date. Any PSUs that have not satisfied their performance-based vesting conditions satisfied by October 19, 2023 will be forfeited.
(2) 50% of the RSUs subject to the award will vest on October 19, 2022 and the remaining 50% will vest on October 19, 2023, subject to continued service through the applicable vesting date.
(3) 50% of the RSUs subject to the award will vest on December 21, 2022 and the remaining 50% will vest on December 21, 2023, subject to continued service through the applicable vesting date.
(4) The PSUs will vest based on (A) performance in one-third increments upon the achievement of each of the following price hurdles during the five-year period beginning October 19, 2020: (i) the stock price equals or exceeds $20, (ii) the stock price equals or exceeds $25, and (iii) the stock price equals or exceeds $30; and (B) on continuous service through October 19, 2023. Both (A) and (B) must be satisfied on or before October 19, 2025 in order for the PSUs to vest.
(5) 400,000 of the PSUs subject to the award will vest based on achievement of stock price milestones over a performance period beginning May 14, 2021 and ending on May 14, 2024, subject to continued service through the applicable vesting dates. 300,000 of the PSUs subject to the award will vest based on achievement of operational milestones over a performance period beginning May 14, 2021 and ending on May 14, 2024, subject to continued service through the applicable vesting dates. 1,303,828 of the PSUs subject to the award will vest upon the achievement of a $20 per-share price prior to May 14, 2024. The number reflected above represents the maximum number of PSUs that could pay out pursuant to the award based on achieving the applicable performance goals.
(6) The PSUs subject to the award will vest upon achievement of specified stock price milestones over a five-year performance period ending November 4, 2026, subject to continued service through the applicable vesting date.
(7) Represents director annual equity grant. 100% of the RSUs subject to the award will vest on the earlier of (i) June 15, 2022 and (ii) the fifteenth day of the month occurring prior to our next annual meeting of stockholders, subject to continued service through the applicable vesting date.
(8) Twenty-five percent of the RSUs will vest on August 15, 2022, and the remainder of the award will vest in equal increments each quarter thereafter on the fifteenth day of the month, subject to continued service through each such date.
(9) These RSUs were forfeited in connection with Mr. Savagian’s resignation, effective December 31, 2021.

2021 Director Compensation

The following table contains information concerning the compensation of our non-employee directors in fiscal year 2021.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Foster Chiang	85,000	474,991	20,000	579,991
Thomas Dattilo	179,932	474,991	20,000	674,923
Greg Ethridge	85,000	474,991	20,000	579,991

Claudia Romo Edelman	69,397	474,991	20,000	564,388
Arthur Kingsbury	93,891	474,991	20,000	588,882
Rainer Schmueckle	117,753	474,991	20,000	612,744
Debra von Storch	126,083	474,991	20,000	621,074
____________
(1) Ms. Sheeran was appointed as President of the Company on July 26, 2021; accordingly, compensation paid to Ms. Sheeran is included in the Summary Compensation Table.
(2) In March 2021 and June 2021, pursuant to our non-employee director compensation policy, each non-employee director received grants in connection with appointment to the Board of 18,556 and 19,607 RSUs, respectively, with an aggregate value per director of $275,000 and $199,991, respectively, based on the closing price for our Common Stock, as reported on Nasdaq on the applicable grant date.
(3) Consists of $20,000 paid pursuant to the Company’s non-executive director compensation policy to cover tax and legal services incurred in connection with joining the Board.

Non-Employee Director Compensation Policy
Our policy is to reimburse directors for reasonable and necessary out-of-pocket expenses incurred in connection with attending Board and committee meetings or performing other services in their capacities as directors.
In March 2021, and subsequently amended in November 2021 to, among other things, add an annual cash retainer for services in the role of lead independent direct, our Board approved the following cash and equity compensation for each of our current non-employee directors:

•an annual cash retainer equal to $85,000, paid in four equal quarterly installments at the end of each quarter;
•an annual cash retainer for committee member service equal to $15,000 and an additional $15,000 paid to the chairperson of each committee, each paid in four equal quarterly installments at the end of each quarter;
•an annual cash retainer for service as the lead independent director of the Board equal to $50,000, paid in four equal quarterly installments at the end of each quarter;
•an initial equity award with a value of $275,000 in the aggregate, comprised of 100% RSUs, vesting in full on the first anniversary of a specified vesting commencement date, which shall be the fifteenth day of the calendar month that occurs prior to the beginning of the non-employee director’s service on the Board (or if such date is not a business day, the first business day thereafter), subject to the non-employee director’s continued service with us through such vesting date, except if the non-employee director remains in continued service as of, or immediately prior to, a change in control, the shares subject to his or her then-outstanding equity awards that were granted pursuant to this policy will become fully vested immediately prior to such change in control; and
•an annual equity award with a value of $200,000 in the aggregate, payable following each annual meeting of the stockholders, comprised of 100% RSUs, vesting in full on the earlier of (i) the fifteenth day of the calendar month that occurs prior the first anniversary of the applicable grant date (or if such date is not a business day, the first business day thereafter) and (ii) the fifteenth day of the calendar month that occurs prior to the first annual meeting of the Company's stockholders that occurs after the applicable grant date (or if such date is not a business day, the first business day thereafter), subject to the non-employee director’s continued service with us through the applicable vesting date, except if the non-employee director remains in continued service as of, or immediately prior to, a change in control, the shares subject to his or her then-outstanding equity awards that were granted pursuant to this policy will become fully vested immediately prior to such change in control.
Upon joining the Board, each of our non-employee directors are also paid a cash payment of $20,000 to cover expenses for tax and legal services incurred in connection therewith.
The Board reviews director compensation periodically to ensure that director compensation remains competitive, such that we are able to recruit and retain qualified directors. We believe our compensation program is designed to align compensation with our business objectives and the creation of stockholder value, while enabling us to attract, retain, incentivize and reward directors who contribute to our long-term success.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of the Common Stock as of February 23, 2022 for:

•each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock;
•each current named executive officer and director of the Company; and
•all current executive officers and directors of the Company, as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.
The percentages of beneficial ownership are based on 238,982,254 shares of common stock outstanding as of February 23, 2022 and, except as set forth below, do not take into account the issuance of any shares of Common Stock upon the exercise of warrants to purchase up to 23,755,069 shares of Common Stock that remain outstanding.
Common stock subject to options or restricted stock units (“RSUs”) that are currently exercisable or exercisable or will vest within 60 days of February 23, 2022 are deemed to be outstanding and beneficially owned by the person holding the options or RSUs. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each shareholder identified in the table possesses sole voting and investment power over all common stock shown as beneficially owned by the shareholder.
Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Common Stock.

Name and Address of Beneficial Owner((1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock %
Directors and Named Executive Officers:
Tony Aquila(2)	51,768,932	21.7%
Foster Chiang	18,556	*
Thomas Dattilo	58,556	*
Greg Ethridge	372,716	*
Arthur Kingsbury	18,556	*
Claudia Romo Edelman	18,556	*
Peter Savagian(3)	62,500	*
Rainer Schmueckle	18,556	*
Josette Sheeran	18,566	*
Debra von Storch	18,556	*
All Directors and Executive Officers of the Company as a Group (11 Individuals)	52,424,450	21.9%
Five Percent Holders:
Entities affiliated with Champ Key Limited(4)	41,815,011	17.5%
Remarkable Views Consultants Ltd.(5)	30,216,491	12.6%
Entities affiliated with AFV Management Advisors LLC(6)	51,232,655	21.4%
____________
* Less than one percent.

(1) Unless otherwise noted, the business address of those listed in the table above is 19951 Mariner Avenue, Torrance, California 90503.
(2) Consists of (i) 536,277 shares of Common Stock held by Tony Aquila, (ii) 12,359,387 shares of Common Stock held by AFV Partners SPV-4 LLC, a Delaware limited liability company (“AFV-4”), (iii) 35,273,268 shares of Common Stock held by AFV Partners SPV-7 LLC, a Delaware limited liability company (“AFV-7”) and (iv) 3,600,000 shares of Common Stock held by AFV Partners LLC ("AFV Partners"). AFV Management Advisors LLC, a Delaware limited liability company (“AFV”) is the sole manager and controlling member of AFV-4 and AFV-7. Mr. Aquila is the managing member of AFV, which exercises ultimate voting and investment power with respect to the shares held by AFV-4 and AFV-7, and is the sole member and manager of AFV Partners. Mr. Aquila may be deemed to hold voting and dispositive power with respect to the securities held indirectly by AFV, and held of record by AFV-4, AFV-7, and AFV Partners.
(3) Peter Savagian resigned from his position at the Company effective December 31, 2021. Information regarding his ownership of company shares comes from Mr. Savagian and not from the company. The company assumes no responsibility with respect to such information.
(4) Consists of (i) 24,625,801 shares of Common Stock held by DD Global Holdings Limited, an exempted company incorporated under the laws of the Cayman Islands (“DD Global”) and (ii) 17,189,210 shares of Common Stock held by Champ Key Limited, a company incorporated under the laws of the British Virgin Islands (“Champ Key”), per the Schedule 13D/A filed on December 14, 2021. DD Global is wholly owned by Champ Key. Champ Key is wholly owned by DE Capital Limited (“DE Capital”). DE Capital is wholly owned by Pak Tam Li, a citizen of Hong Kong. Mr. Li may be deemed to have sole voting and dispositive control over the shares held indirectly by DE Capital, and held of record by DD Global and Champ Key. The business address of DD Global Holdings Limited is the offices of Vistra (Cayman) Limited, P.O. Box 31119 Grand Pavilion, Hibiscus Way, 802 West Bay Road, Grand Cayman, KY1-1205 Cayman Islands, the business address of Champ Key Limited is Vistra Corporate Services Centre, P.O. Box 957, Road Town, Tortola, VG1110, British Virgin Islands and the business address of DE Capital is Fourth Floor, One Capital Place, P.O. Box 847, Grand Cayman KY1-1103, Cayman Islands.
(5) The shares reported herein are directly owned by Remarkable Views Consultants Ltd. (“Remarkable Views”) per the Schedule 13D/A filed on December 27, 2021. The board of directors of Remarkable Views, of which Victor Chu is the sole director, has the power to dispose of and the power to vote the shares of Common Stock beneficially owned by Remarkable Views. The business address of Remarkable Views is 4F, No,13–19, Sec.6, Minquan E. Road, Neihu Dist., 114, Taipei, Taiwan.
(6) Consists of (i) 12,359,387 shares of Common Stock held by AFV-4, (ii) 35,273,268 shares of Common Stock held by AFV-7 and (iii) 3,600,000 shares of Common Stock held by AFV Partners LLC. AFV is the sole manager and controlling member of AFV-4 and AFV-7. Mr. Aquila is the managing member of AFV, which exercises ultimate voting and investment power with respect to the shares held by (i) AFV-4 and (ii) AFV-7, and is the sole member and manager of AFV Partners. Mr. Aquila may be deemed to hold voting and dispositive power with respect to the securities held indirectly by AFV, and held of record by (i) AFV-4 and (ii) AFV-7, and those held directly by AFV Partners. The business address of AFV-4, AFV-7, AFV and AFV Partners is 2126 Hamilton Road Suite 260, Argyle, Texas 76226.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(2)	25,263,420	(3)	$0.013	24,633,251	(4)(5)
Equity compensation plans not approved by security holders	—		—	—
Total	25,263,420		$0.013	24,633,251
____________
(1) The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the 25,040,720 shares issuable upon vesting of outstanding restricted stock unit awards without any cash consideration payable for those shares.
(2) Consists of the 2020 Equity Plan and the Canoo Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”).
(3) Consists of 20,084,934 shares of Common Stock underlying outstanding restricted stock unit awards granted under the 2020 Equity Plan and 5,178,486 shares of Common Stock underlying outstanding stock options and restricted stock unit awards previously granted under the Legacy Canoo 2018 Share Option and Grant Plan, as assumed by the Company on December 21, 2020 in connection with the Business Combination (the “2018 Equity Plan”). No additional awards may be granted under the 2018 Equity Plan.
(4) Consists of 18,240,934 shares of Common Stock remaining available for issuance under the 2020 Equity Plan and 6,392,317 shares of Common Stock remaining available for issuance under the 2020 ESPP.
(5) The number of shares of Common Stock reserved for issuance under the 2020 Equity Plan automatically increases on January 1 of each year, continuing through January 1, 2030, in an amount equal to (i) 5% of the total number of shares of Common Stock outstanding on December 31 of the preceding year, or (ii) a lesser number of shares of Common Stock determined by the Board prior to the date of the increase. The number of shares of Common Stock reserved for issuance under the 2020 ESPP automatically increases on January 1 of each year, continuing through January 1, 2030, in an amount equal to the lesser of (i) 1% of the total number of shares of Common Stock outstanding on December 31 of the preceding year, (ii) 8,069,566 shares of Common Stock, or (iii) a lesser number of shares of Common Stock determined by the Board prior to the date of the increase.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions with Related Parties
The following is a summary of transactions for fiscal year 2020 and 2021 which we have been a party, in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of the average of our total assets at December 31, 2020 and 2021, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation and other arrangements that are described in Item 11 “Executive Compensation and Director Compensation.” We also describe below certain other transactions with our directors, former directors, executive officers and stockholders.
A&R Registration Rights Agreement
In connection with the closing of the Business Combination, we entered into an Amended and Restated Registration Rights Agreement on December 21, 2020 with HCAC, Hennessy Capital Partners IV LLC (“HCAC Sponsor”) and certain of our stockholders (the “A&R Registration Rights Agreement”), pursuant to which the such stockholders of Registrable Securities (as defined therein), subject to certain conditions, will be entitled to registration rights. Pursuant to the A&R Registration Rights Agreement, we agreed that, within 15 business days after the closing of the Business Combination, we would file with the SEC (at our sole cost and expense) a registration statement registering the resale of such registrable securities, and we agreed to use our reasonable best efforts to have such registration statement declared effective by the SEC as soon as reasonably practicable after the filing thereof. Such registration statement was originally declared effective by the SEC on January 25, 2021. Certain stockholders party to the A&R Registration Rights Agreement have been granted demand underwritten offering registration rights and all of such stockholders will be granted piggyback registration rights. The A&R Registration Rights Agreement does not provide for the payment of any cash penalties by us if we fail to satisfy any of our obligations under the A&R Registration Rights Agreement. The A&R Registration Rights Agreement will terminate upon the earlier of (a) ten years following the closing of the Business Combination or (b) the date as of which such stockholders cease to hold any Registrable Securities.
Subscription Agreements
Concurrently with the execution of the Merger Agreement and as part of the PIPE Financing, HCAC entered into a Subscription Agreement with (i) Hennessy Capital SPV II LLC, an entity controlled by Daniel J. Hennessy, the Chairman and CEO of HCAC, for the purchase of 500,000 PIPE Shares for an aggregate purchase price of $5.0 million, (ii) an entity controlled by certain funds and accounts managed by subsidiaries of BlackRock, Inc., as Anchor Investor for the purchase of 600,000 PIPE Shares for an aggregate purchase price of $6.0 million, and (iii) AFV-4, one of our 5% or greater stockholders and an entity affiliated with Tony Aquila, our Executive Chair, for the purchase of 3,500,000 PIPE Shares for an aggregate purchase price of $35.0 million, in each case on the same terms and conditions as the form of Subscription Agreement, which is included as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2020.
Legacy Canoo Related Agreements
Related Party Convertible Notes
In August 2019, Legacy Canoo issued $80.0 million aggregate principal amount of secured convertible notes to Champ Key and $20.0 million aggregate principal amount of secured convertible notes to Remarkable Views (collectively, the “$100M Notes”). The $100M Notes accrued simple interest at 12% per year. Unless earlier repaid, converted or extended by the investors, outstanding principal and unpaid accrued interest on the $100M Notes was due on February 28, 2021 and subsequently modified to September 23, 2021.
In March 2020, Legacy Canoo issued $10.0 million aggregate principal amount of secured convertible notes to Champ Key and $5.0 million aggregate principal amount of secured convertible notes to Inventive Power Limited, an entity affiliated with Michael Chiang, the father of Foster Chiang, one of our directors (collectively, the “$15M Notes”). The $15M Notes accrued simple interest at 8% per year. Unless earlier repaid, converted or extended by the investors, outstanding principal and unpaid accrued interest on the $15M Notes were due on September 23, 2021.
From July 2020 to August 2020, Legacy Canoo issued $80.0 million aggregate principal amount of secured convertible notes to Remarkable Views and $35.0 million aggregate principal amount of unsecured convertible notes (collectively, the “$115M Notes”) to AFV-4. The $115M Notes accrued simple interest at 8% per year. Unless earlier repaid, converted or extended by the investors, outstanding principal and unpaid accrued interest on the $115M Notes are due on January 17, 2022, January 30, 2022, February 6, 2022 and July 14, 2021.
In August 2020, the $100M Notes, the $15M Notes and the $115M Notes were converted into 41,207,011 Legacy Canoo preference shares. No principal or interest was paid on the $100M Notes, the $15M Notes or the $115M Notes.
Related Party Leases
In February 2018, Canoo Technologies entered into a lease for an office facility in Torrance, California, with Remarkable Views, which lease was assigned to Remarkable Views Torrance, LLC, a wholly-owned subsidiary of Remarkable Views, on April 30, 2018. The lease term is 15 years, commencing on April 30, 2018. The lease had an initial monthly base rent of $116,080 and contains a 3% per annum escalation clause, which updates every twelve months. Canoo Technologies is also required to pay the property taxes on the facility. The lease contains the option to extend the term of the lease for two additional 60-month periods commencing when the prior term expires. In June 2021, the Torrance lease property was sold to a non-related party lessor. The change in lessor did not impact the terms and conditions of the Torrance lease. Lease expense related to this operating lease was $0.9 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively. During 2021 and 2020, we made rent payments in the amount of $0.7 million and $1.5 million, respectively.
In March 2021, Canoo Technologies entered into a lease for an office facility in Justin, Texas with 11520 HWY 114 LLC, an entity owned by Tony Aquila, our Executive Chair. The lease term is five years, commencing on January 1, 2021. The lease has a monthly base rent of $21,875 and contains a 3% per annum escalation clause which updates on January 1st of each year. Canoo Technologies is also required to pay a portion of the property taxes and certain recurring expenses on the leased space. Effective July 30, 2021, the Company amended its Justin lease to extend the leased square footage which increased the monthly base rent to $34,168 for the duration of the arrangement term. The lease contains the option to extend the term of the lease for one additional five-year period. Lease expense related to this operating lease was $0.5 million for the year ended December 31, 2021. During 2021, we made payments to 11520 HWY 114 LLC in the amount of $1.5 million.
Employment and Other Compensation Arrangements, Equity Plan Awards
We have entered into employment agreements and consulting agreements with certain of our executive officers in connection with their employment or provision of services to us. We also have established certain equity plans, pursuant to which we grant equity awards to our employees and directors. For more information regarding the executives’ arrangements and our equity plans, see the section titled “Executive Compensation — Agreements with our Named Executive Officers and Potential Payments Upon Termination of Employment or Change in Control.”
Other Transactions
Mr. Aquila, through an entity owned and controlled by him (Aquila Family Ventures, LLC (“AFV”)), owns a personal aircraft that was acquired without our resources, which aircraft he uses for business travel. We reimburse Mr. Aquila for certain costs and third-party payments associated with the use of his personal aircraft for Company-related business travel, excluding certain incidental fees and expenses. We incurred approximately $1.8 million and $0.5 million for such reimbursements for the years ended December 31, 2021 and 2020, respectively. In addition, during 2021 certain AFV staff provides the Company with shared services support in its Justin, Texas corporate office facility. For the year ended December 31, 2021, the Company paid AFV approximately $0.5 million for these services.
In 2021, prior to Ms. Sheeran being appointed as President of the Company, she provided consulting services to the Company in connection with site selection for the Company’s manufacturing facilities. The Company paid Ms. Sheeran $0.2 million for these services.
Related-Person Transactions Policy
The Board has adopted a written Related-Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions. For purposes of our policy, a related-person transaction is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any related person are, were or will be participants, in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee, consultant or director will not be considered related-person transactions under this policy.
Under the policy, a related person is any executive officer, director, nominee to become a director or a security holder known by us to beneficially own more than 5% of any class of our voting securities (a “significant stockholder”), including any of their immediate family members and affiliates, including entities controlled by such persons or such person has a 5% or greater beneficial ownership interest.
Each director and executive officer shall identify, and we shall request each significant stockholder to identify, any related-person transaction involving such director, executive officer or significant stockholder or his, her or its immediate family members and inform our audit committee pursuant to this policy before such related person may engage in the transaction.

In considering related-person transactions, our audit committee takes into account the relevant available facts and circumstances, which may include, but are not limited to:
•    the risk, cost and benefits to us;
•    the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•    the terms of the transaction; and
•    the availability of other sources for comparable services or products.
Our Audit Committee shall approve only those related-party transactions that, in light of known circumstances, are in, or are not inconsistent with, the best interests of the Company and our stockholders, as our Audit Committee determines in the good faith exercise of its discretion.
Indemnification

Our Certificate of Incorporation eliminates our directors’ liability for monetary damages to the fullest extent permitted by applicable law. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:
•    for any transaction from which the director derives an improper personal benefit;
•    for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•    or any unlawful payment of dividends or redemption of shares; or
•    for any breach of a director’s duty of loyalty to the corporation or its stockholders.
If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of our directors will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.
The Certificate of Incorporation requires us to indemnify and advance expenses to, to the fullest extent permitted by applicable law, our directors, officers and agents. We maintain a directors’ and officers’ insurance policy, pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers. Finally, the Certificate of Incorporation prohibits any retroactive changes to the rights or protections or increase the liability of any director in effect at the time of the alleged occurrence of any act or omission to act giving rise to liability or indemnification.
In addition, we have entered into separate indemnification agreements with each of our directors and officers. These agreements, among other things, require us to indemnify our directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of our directors or officers or any other company or enterprise to which the person provides services at our request.
Independence of the Board of Directors
As required under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board. Our Board consults with our counsel to ensure that its determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.
Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, our Board has affirmatively determined that each of the directors on the Board other than Tony Aquila, Josette Sheeran and Greg Ethridge are independent directors within the meaning of the applicable Nasdaq listing standards. In making this determination, our Board found that none of these directors had a material or other disqualifying relationship with our company.

In making those independence determinations, our Board took into account certain relationships and transactions that occurred in the ordinary course of business between us and entities with which some of our directors are or have been affiliated, including the relationships and transactions described in “Transactions with Related,” and all other facts and circumstances that the Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services
The following table summarizes the aggregate fees for professional audit services and other services rendered by (i) Deloitte & Touche LLP for the years ended December 31, 2021 and 2020, and (ii) WithumSmith+Brown, PC (“Withum”), our former independent registered public accounting firm, for part of the fiscal year ended December 31, 2020.

	2021(4)	2020(5)	2020(6)
Audit Fees(1)	$1,088,105	$506,246	$59,940
Audit-Related Fees(2)	101,895.00	—	—
Tax Fees(3)	—	$56,906	$4,435
All Other Fees	$—	—	—
Total	$1,088,105	$563,152	$64,375
(1) Audit fees include fees for services performed to comply with the standards established by the Public Company Accounting Oversight Board, including the audit of our consolidated financial statements. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal independent auditor reasonably can provide, such as consent and assistance with and review of our SEC filings.
(2) Audit-related fees include, in general, fees such as assurances and related services (i.e., due diligence services), accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation regarding financial accounting and reporting standards, which are traditionally performed by the independent accountant but are not considered audit fees.
(3) Tax fees include fees for services performed by professional staff of in the respective accountant’s tax division (except those relating to audit or audit-related services), including fees for tax compliance, planning and advice.
(4) Represent fees billed by Deloitte for professional services rendered for the review of the financial information included in our Forms 10-Q for the respective periods, the audit of our consolidated financial statements for the year ended December 31, 2021 and other required filings with the SEC through December 31, 2021.
(5) Represent fees billed for services following the Business Combination, as well as the subsequent period after the end of year in which Deloitte provided services related to the audit of our year-end financials. Audit fees billed by Deloitte include the audit of our 2020 consolidated financial statements, including services related to the issuance of reports and consents by the auditor. Tax fees billed by Deloitte primarily relate to tax advice provided in connection with the Business Combination, as well as advice related to tax structuring for intellectual property assets and related matters.
(6) Represent fees billed for services prior to the Business Combination. The aggregate audit fees billed by Withum in 2020 include fees for professional services rendered for review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC through December 21, 2020, including fees for approximately $28,000 related to SEC filings associated with the Business Combination. Tax fees billed by Withum in 2020 primarily relate to tax-related advice provided in connection with the Business Combination.

All fees incurred subsequent to our Business Combination in December 2020 were pre-approved by our Audit Committee.

Pre-Approval Policies and Procedures
The charter of the Audit Committee provides that the Committee will approve all audit and non-audit related services that the Company’s independent registered public accounting firm provides to the Company before the engagement begins, unless applicable law and stock exchange listing requirements allow otherwise. The charter also provides that the Committee may establish pre-approval policies and procedures or delegate pre-approval authority to one or more Committee members as permitted by applicable law and stock exchange listing requirements.

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

10.3#
Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).

10.4#	Canoo Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 25, 2020).
10.5#	Canoo Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 25, 2020).
10.6#
Canoo Inc. 2018 Stock Option and Grant Plan and forms of Stock Option Grant Notices, Exercise Notice, Stock Option Agreement, Nonstatutory Stock Option Agreement and Restricted Stock Agreement (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed with the SEC on February 24, 2021)

10.7#
Forms of Stock Option Grant Notice and Stock Option Agreement under the Canoo Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 24, 2021).

10.8#
Forms of RSU Award Grant Notice and RSU Award Agreement under the Canoo Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 24, 2021).

10.9#
Form of RSU Award Grant Notice and RSU Award Agreement (Alternate) under the Canoo Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021).

10.10#
Chief Executive Officer RSU Award Agreement between the Company and Anthony Aquila, dated April 21, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021).

10.12#
Executive Chairman RSU Award Agreement (Public Company RSUs), dated as of May 14, 2021, between the Company and Anthony Aquila (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021).

10.13#
Executive Chairman PSU Award Agreement (Public Company PSUs), dated as of May 14, 2021, between the Company and Anthony Aquila (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021).

10.14#
Letter agreement between Canoo Holdings Ltd. and Anthony Aquila, dated November 25, 2020 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 25, 2020).

10.15#*	Letter agreement between Canoo Technologies Inc. (f/k/a Canoo Inc.) and Josette Sheeran, dated July 22, 2021.
10.16#
Letter agreement between Canoo Technologies Inc. (f/k/a Canoo Inc.) and Renato Giger, dated March 28, 2021 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021).

10.17#
Amendment to Offer Letter, dated November 13, 2021, by and between Canoo Technologies Inc. and Renato Giger (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021).

10.18#
Separation Agreement and Release, dated April 2, 2021, between Canoo Technologies Inc. and Paul Balciunas (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021).

10.19#
Service Agreement between Canoo Technologies Inc. and Paul Balciunas, dated April 2, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021).

10.20#
Separation Agreement and Release, dated May 3, 2021, between Andrew Wolstan and Canoo Technologies Inc. (f.k.a. Canoo Inc.) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021).

10.21#
Service Agreement, dated May 3, 2021, between Andrew Wolstan and Canoo Technologies Inc. (f.k.a. Canoo Inc.) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021).

10.22
Standard Industrial/Commercial Single-Tenant Lease by and between Canoo Technologies Inc. (f/k/a Canoo Inc.) and Remarkable Views Consultants Ltd., dated February 28, 2018, as amended and supplemented (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 25, 2020).

10.23†*	Sales Agreement, effective October 15, 2021, between Panasonic Industrial Devices Sales Company of America, SANYO Electric Co., Ltd and Canoo Technologies Inc.
16.1
Letter from PricewaterhouseCoopers LLP to the SEC, dated December 22, 2020 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).

16.2	Letter from WithumSmith+Brown, PC to the SEC, dated January 13, 2021 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021).
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm of Canoo Inc.
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
________________________________________
*    Filed herewith.
**    The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
+    The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#     Indicates management contract or compensatory plan or arrangement.
† Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause us competitive harm if publicly disclosed. We agree to furnish an unredacted copy to the SEC upon request.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2022.

CANOO INC.

By:	/s/ Tony Aquila
Tony Aquila
Chief Executive Officer and Executive Chair of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Tony Aquila	Chief Executive Officer and Executive Chair of the Board	March 1, 2022
Tony Aquila	(Principal Executive Officer)

/s/ Ramesh Murthy	Interim Chief Financial Officer and Chief Accounting Officer	March 1, 2022
Ramesh Murthy	(Principal Financial Officer and Principal Accounting Officer)

/s/ Foster Chiang	Director	March 1, 2022
Foster Chiang

/s/ Thomas Dattilo	Director	March 1, 2022
Thomas Dattilo

/s/ Greg Ethridge	Director	March 1, 2022
Greg Ethridge

/s/ Claudia Romo Edelman	Director	March 1, 2022
Claudia Romo Edelman

/s/ Arthur Kingsbury	Director	March 1, 2022
Arthur Kingsbury

/s/ Rainer Schmueckle	Director	March 1, 2022
Rainer Schmueckle

/s/ Josette Sheeran	President and Director	March 1, 2022
Josette Sheeran

/s/ Debra von Storch	Director	March 1, 2022
Debra von Storch