Form 10-Q
period 2022-03-31
Canoo Inc.
filed 2022-05-10
CIK 1750153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 001-38824
___________________________________________________
CANOO INC.
(Exact name of registrant as specified in its charter)
___________________________________________________

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2022, there were 240,414,269 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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
•Our management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern.
•Our business plans require a significant amount of capital. If we are unable to obtain sufficient funding or do not have access to capital, we will be unable to execute our business plans and could be required to terminate or significantly curtail our operations and our prospects, financial condition and results of operations could be materially adversely affected.
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
•We face legal, regulatory and legislative uncertainty in how our go-to-market models will be interpreted under existing and future law, including the potential inability to protect our intellectual property rights, and we may be required to adjust our consumer business model in certain jurisdictions as a result.

•The automotive market is highly competitive and technological developments by our competitors may adversely affect the demand for our EVs and our competitiveness in this industry.
•Economic, regulatory, political and other events, such as the rise in interest rates, heightened inflation, issues with supply chain, shortage of labor and the war in Ukraine, may adversely affect our financial results.
Importantly, the summary above does not address all the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized herein, as well as other risks and uncertainties that we face, can be found under Part II, Item IA, “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022. The above summary is qualified in its entirety by those more complete discussions of such risks and uncertainties. Given such risks and uncertainties, you should not place undue reliance on forward-looking statements.
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
Unless otherwise stated in this Quarterly Report on Form 10-Q or the context otherwise requires, and regardless of capitalization, references to:
•“Business Combination” refers to the Company’s merger consummated on December 21, 2020, pursuant to that certain Merger Agreement and Plan of Reorganization, dated August 17, 2020, by and among HCAC, HCAC IV First Merger Sub, Ltd., an exempted company incorporated with limited liability in the Cayman Islands and a direct, wholly owned subsidiary of HCAC, EV Global Holdco LLC (f/k/a HCAC IV Second Merger Sub, LLC), a Delaware limited liability company and a direct, wholly owned subsidiary of HCAC, and Canoo Holdings Ltd., an exempted company incorporated with limited liability in the Cayman Islands.
•“common stock” are to our common stock, $0.0001 par value per share;
•“Company,” “our Company” “we” or “us” are to Canoo Inc. following completion of the Business Combination in December 2020;
•“HCAC” means the special purpose acquisition company, Hennessy Capital Acquisition Corp. IV;
•“Legacy Canoo” means Canoo Holdings Ltd. prior to completion of the Business Combination in December 2020;
•“management” or our “management team” are to our officers and directors;
•“private placement warrants” are to warrants sold to certain initial purchasers as part of the private placement that occurred simultaneously with the completion of HCAC’s initial public offering, which are not-redeemable so long as they are held by the initial purchasers of the warrants or their permitted transferees; and
•“public warrants” are to our redeemable warrants sold as part of the units in HCAC’s initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants that are sold to third parties that are not initial purchasers of the warrants or their permitted transferees or otherwise voluntarily converted by their holder.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CANOO INC.

Condensed Consolidated Balance Sheets (in thousands, except par values) (unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$104,926	$224,721
Restricted cash, current	3,448	2,771
Prepaids and other current assets	34,373	63,814
Total current assets	142,747	291,306
Property and equipment, net	223,715	202,314
Restricted cash, non-current	10,250	—
Operating lease right-of-use assets	26,847	14,228
Other assets	16,402	15,226
Total assets	$419,961	$523,074

Liabilities and stockholders' equity
Liabilities
Current liabilities
Accounts payable	$80,930	$52,267
Accrued expenses and other current liabilities	51,972	83,925
Total current liabilities	132,902	136,192
Contingent earnout shares liability	13,592	29,057
Operating lease liabilities	25,758	13,826
Total liabilities	172,252	179,075

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000 authorized; 239,858 and 238,578 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	24	24
Additional paid-in capital	1,065,181	1,036,104
Accumulated deficit	(817,496)	(692,129)
Total stockholders’ equity	247,709	343,999
Total liabilities and stockholders’ equity	$419,961	$523,074
The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statements of Operations (in thousands, except per share values) Three Months Ended March 31, 2022 and 2021 (unaudited)

	Three months ended March 31,
	2022	2021

Revenue	$—	$—

Costs and Operating Expenses
Cost of revenue, excluding depreciation	—	—
Research and development expenses, excluding depreciation	82,487	39,319
Selling, general and administrative expenses, excluding depreciation	55,621	55,627
Depreciation	2,678	2,124
Total costs and operating expenses	140,786	97,070
Loss from operations	(140,786)	(97,070)

Other (expense) income
Interest (expense) income	(29)	11
Gain on fair value change in contingent earnout shares liability	15,465	83,560
Loss on fair value change in private placement warrants liability	—	(1,639)
Other (expense), net	(17)	(89)
Loss before income taxes	(125,367)	(15,227)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(125,367)	$(15,227)

Per Share Data:
Net loss per share, basic and diluted	$(0.54)	$(0.07)

Weighted-average shares outstanding, basic and diluted	233,661	224,795
The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statement of Stockholders’ Equity (in thousands) Three Months Ended March 31, 2022 (unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	238,578	$24	$1,036,104	$(692,129)	$343,999
Repurchase of unvested shares – forfeitures	(296)	—	(3)	—	(3)
Issuance of shares for restricted stock units vested	584	—	—	—	—
Issuance of shares upon exercise of vested stock options	20	—	—	—	—
Purchase of shares and warrants by VDL Nedcar	972	—	8,400	—	8,400
Stock-based compensation	—	—	20,680	—	20,680
Net loss and comprehensive loss	—	—		(125,367)	(125,367)
Balance as of March 31, 2022	239,858	$24	$1,065,181	$(817,496)	$247,709
The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statement of Stockholders’ Equity (in thousands) Three Months Ended March 31, 2021 (unaudited)

	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares		Amount
Balance as of December 31, 2020	235,753		$24	$910,579	$(345,361)	$565,242
Proceeds from exercise of public warrants	597		—	6,867	—	6,867
Repurchase of unvested shares – forfeitures	(118)		—	(2)	—	(2)
Issuance of shares for restricted stock units vested	1,230		—	—	—	—
Issuance of shares upon exercise of vested stock options	37		—	—	—	—
Stock-based compensation	—		—	45,146	—	45,146
Conversion of private placement warrants to public warrants	—	—	—	8,252	—	8,252
Net loss and comprehensive loss	—		—	—	(15,227)	(15,227)
Balance as of March 31, 2021	237,499		$24	$970,842	$(360,588)	$610,278
The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statements of Cash Flows (in thousands) Three Months Ended March 31, 2022 and 2021 (unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(125,367)	$(15,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,678	2,124
Non-cash operating lease expense	439	(584)
Stock-based compensation	20,680	45,146
Gain on fair value in contingent earnout shares liability	(15,465)	(83,560)
Loss on fair value change in private placement warrants liability	—	1,639
Changes in operating assets and liabilities:
Prepaids and other current assets	(998)	(9,176)
Other assets	(1,176)	253
Accounts payable, accrued expenses and other current liabilities	(1,128)	5,366
Other long-term liabilities	—	71
Net cash used in operating activities	(120,337)	(53,948)

Cash flows from investing activities:
Purchases of property and equipment	(28,442)	(12,108)
Return of prepayment to VDL Nedcar	30,440	—
Net cash provided by (used in) investing activities	1,998	(12,108)

Cash flows from financing activities:
Proceeds from exercise of public warrants	—	6,867
Withholding for employee stock purchase plan	1,174	—
Repurchase of unvested shares	(3)	(2)
Payment of offering costs	(100)	(1,306)
Proceeds from the purchase of shares and warrants by VDL Nedcar	8,400	—
Net cash provided by financing activities	9,471	5,559
Net decrease in cash, cash equivalents, and restricted cash	(108,868)	(60,497)

Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	227,492	702,422
Cash, cash equivalents, and restricted cash, end of period	$118,624	$641,925

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$104,926	$641,925
Restricted cash, current at end of period	3,448	—
Restricted cash, non-current at end of period	$10,250	$—
Total cash, cash equivalents, and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$118,624	$641,925

Supplemental non-cash investing and financing activities
Acquisition of property and equipment included in current liabilities	$48,149	$8,189
Offering costs included in current liabilities	$982	$12,001
Recognition of operating lease right-of-use asset	$13,058	$1,171
Conversion of private placement warrants to public warrants	$—	$8,252
The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, unless otherwise stated) (unaudited)
1. Organization and Business
Canoo Inc. (“Canoo” or the “Company”) is a mobility technology company with a mission to bring EVs to everyone. We have developed a breakthrough EV platform that we believe will enable us to rapidly innovate, and bring new products addressing multiple use cases to market faster than our competition and at a lower cost.
Recent Developments

On February 17, 2022, the Company executed a settlement agreement under which VDL Nedcar B.V. ("VDL Nedcar") agreed to refund the prepayment of $30.4 million to the Company in relation to the termination of the vehicle contract manufacturing term sheet and to purchase, indirectly through its related company Tessa Beheer B.V., 972,222 shares of Common Stock at the market price as of December, 14 2021 for an aggregate purchase price equal to $8.4 million and one warrant to purchase in the aggregate up to 972,222 shares of Common Stock at exercise prices ranging from $18 to $40 per share. On February 23, 2022, the Company received the prepayment in full, which is included within cash flows from investing activities in the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2022. In addition, on February 22, 2022, we received the $8.4 million in consideration for the shares and the warrant.
2. Basis of Presentation and Summary of Significant Accounting Policies
These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K (“Annual Report on Form 10-K”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the Company has made all adjustments necessary to present fairly its condensed consolidated financial statements for the periods presented. Such adjustments are of a normal, recurring nature. The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.
The accompanying unaudited condensed consolidated financial statements include the results of the Company and its subsidiaries. The Company’s comprehensive loss is the same as its net loss.
Except for any updates below, no material changes have occurred with respect to the Company’s significant accounting policies disclosed in Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Annual Report on Form 10-K.
Liquidity and Capital Resources
As of March 31, 2022, the Company’s principal source of liquidity is its unrestricted cash balance in the amount of $104.9 million. The Company has incurred losses since inception and had negative cash flow from operating activities of $120.3 million for the three months ended March 31, 2022. The Company expects to continue to incur net losses and negative cash flows from operating activities in accordance with its operating plan and expects that both capital and operating expenditures will increase significantly in connection with its ongoing activities. As previously disclosed in our 2021 Form 10-K, management planned to raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing and to the extent unsuccessful at doing so, management had the intent and ability to use its discretion to delay, scale back, or abandon future expenditures. As of the date of the filing of this Form 10-Q, securing additional financing is in progress, as discussed in Note 14, and as such management has delayed taking actions to delay, scale back, or abandon future expenditures. As such, management’s actions to preserve an adequate level of liquidity for a period extending twelve months from the date of the filing of this Form 10-Q are no longer sufficient on their own without additional financing, to mitigate the conditions raising substantial doubt about the Company’s ability to continue as a going concern.
As an early-stage growth company, the Company’s ability to access capital is critical. Although management continues to explore raising additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing to supplement the Company’s capitalization and liquidity, management cannot conclude as of the date of this filing that its plans are probable of being successfully implemented. The condensed consolidated interim financial information does not include any adjustments that might result from the outcome of this uncertainty.
We believe substantial doubt exists about the Company’s ability to continue as a going concern for twelve months from the date of issuance of our financial statements.
COVID-19
Virus variants, infection rates and regulations continue to fluctuate in various regions of the world and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains and intermittent supplier delays. As a result of COVID-19, the Company has previously been affected by temporary facility closures, employment and compensation adjustments, and impediments to administrative activities supporting its product research and development.
Ultimately, the Company cannot predict the duration or severity of the COVID-19 pandemic or any variant thereof. The Company continues to monitor macroeconomic conditions to remain flexible and to optimize and evolve its business as appropriate. To do this, the Company plans to project demand and infrastructure requirements globally and to deploy its workforce and other resources accordingly.
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
Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as required by ASC 820, by level, within the fair value hierarchy as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets
Money Market Funds	$118,624	$118,624	$—	$—

Liability
Contingent earnout shares liability	$13,592	$—	$—	$13,592

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets
Money Market Funds	$227,492	$227,492	$—	$—

Liability
Contingent earnout shares liability	$29,057	$—	$—	$29,057
The Company has a contingent obligation to issue 15.0 million shares of the Company’s common stock to certain stockholders and employees upon the achievement of certain market share price milestones within specified periods (the “Earnout Shares”). Upon the occurrence of a bankruptcy or liquidation, any unissued Earnout Shares would be fully issued regardless of whether the share price target has been met.
The Earnout Shares are accounted for as a contingent liability and its fair value is determined using Level 3 inputs, since estimating the fair value of this contingent liability requires the use of significant and subjective inputs that may and are likely to change over the duration of the liability with related changes in internal and external market factors. The tranches were valued using the Monte Carlo simulation of the stock prices based on historical and implied market volatility of the Company and a peer group of public companies.
Following is a summary of the change in fair value of contingent earnout shares liability for the three months ended March 31, 2022 (in thousands).
Earnout Shares Liability

Beginning fair value at December 31, 2021	$29,057
Change in fair value during the period	(15,465)
Ending fair value at March 31, 2022	$13,592
3. Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”), in the form of Accounting Standards Updates (“ASUs”), to the FASB’s Accounting Standards Codification.
The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have immaterial impact on the Company’s condensed consolidated financial position, results of operations or cash flows.
Recently Issued Accounting Pronouncements Adopted
In August 2020, the FASB issued ASU No. 2020-06 Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40). The objective of the amendments in this ASU is to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The amendments in this ASU reduce the number of accounting models for convertible debt instruments and redeemable convertible preference shares. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. The amendments in the ASU are effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods therein. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the new standard during the three months ended March 31, 2022. The adoption of the new standard did not have a material impact to our condensed consolidated financial statements.
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options ("ASU No. 2021-04"). This ASU provides a principles-based framework for issuers to account for a modification or exchange of freestanding equity-classified written call options. The provisions of the ASU are effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted the new standard during the three months ended March 31, 2022. The adoption of the new standard did not have a material impact to our condensed consolidated financial statements.
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which amends the guidance on accounting for government assistance and requires business entities to disclose information about certain government assistance they receive. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The amendments are effective for fiscal years beginning after December 15, 2021, and only impacts annual financial statement footnote disclosures. The Company adopted the new standard during the three months ended March 31, 2022, and the impact of our government assistance transactions within the scope of this standard will be included within our annual financial statement footnote disclosures for year ended December 31, 2022.
4. Prepaids and other current assets
Prepaids and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Receivable from VDL Nedcar	$—	$30,440
Deferred battery supplier cost	18,300	18,300
Short term deposits	4,325	7,030
Prepaid expense	11,186	4,865
Other current assets	562	3,179
Prepaids and other current assets	$34,373	$63,814

5. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Machinery and equipment	$21,184	$18,040
Computer hardware	7,313	6,161
Computer software	7,955	7,837
Vehicles	325	267
Furniture and fixtures	742	742
Leasehold improvements	14,939	14,939
Construction-in-progress	195,769	176,162
	248,227	224,148
Less: Accumulated depreciation	(24,512)	(21,834)
Property and equipment, net	$223,715	$202,314
Construction-in-progress is primarily related to the development of manufacturing lines as well as equipment and tooling necessary in the production of the Company’s vehicles. Completed tooling assets will be transferred to their respective asset classes and depreciation will begin when an asset is ready for its intended use. As of March 31, 2022, manufacturing has not begun and therefore no depreciation on construction-in-progress has been recognized to date.
Depreciation expense for property and equipment was $2.7 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively.
6. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued property and equipment purchases	$9,859	$34,375
Accrued research and development costs	18,716	23,994
Accrued professional fees	13,747	9,239
Accrued battery supplier costs	—	10,000
Other accrued expenses	9,650	6,317
Total accrued expenses	$51,972	$83,925
7. Commitments and Contingencies
Commitments
Refer to Note 8 for information regarding operating lease commitments.
In connection with the commencement of the Company's Bentonville, Arkansas lease in February 2022, the Company issued a standby letter of credit of $9.5 million which is included in restricted cash, non-current within the accompanying condensed consolidated balance sheet as of March 31, 2022. The letter of credit has a five year term and will not be drawn upon unless the Company fails to make its payments.

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
Indemnifications
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third-parties. These indemnifications may survive termination of the underlying agreement and the maximum potential amount of future payments the Company could be required to make under these indemnification provisions may not be subject to maximum loss clauses. The Company provided indemnifications to certain of its officers and employees with respect to claims filed by a former employee.
8. Operating Leases

    Arkansas Facility Lease
During the first quarter of 2022, the Company entered into a real estate lease for its industrialization facility in Bentonville, Arkansas ("Bentonville lease"). The original lease term is 10 years and commenced on February 1, 2022.
The Bentonville lease contains an option to extend the term for 10 years and is classified as an operating lease. At the inception of the lease, it was not reasonably certain we would exercise any of the options to extend the term of the leases.
The rent payments made by the Company under the Bentonville lease are expensed on a straight-line basis in the condensed consolidated statements of operations.
Lease Portfolio
The Company used judgment in determining an appropriate incremental borrowing rate to calculate the operating lease right-of-use asset and operating lease liability. The weighted average discount rate used was 7.04%. As of March 31, 2022, the remaining operating lease ROU asset and operating lease liability were approximately $26.8 million and $27.4 million, respectively. As of December 31, 2021, the operating lease ROU asset and operating lease liability were approximately $14.2 million and $14.6 million, respectively. As of March 31, 2022 and December 31, 2021, $1.6 million and $0.8 million, respectively, of the lease liability was determined to be short term and was included in accrued expenses and other current liabilities within the condensed consolidated balance sheets.
Related party lease expense related to these leases were $0.1 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.
The weighted average remaining lease term at March 31, 2022 and December 31, 2021 was 10.2 years and 10.7 years, respectively.
Maturities of the Company’s operating lease liabilities at March 31, 2022 were as follows (in thousands):

Operating Lease
2022 (excluding the three months ended March 31, 2022)	$2,594
2023	3,548
2024	3,655
2025	3,764
2026	3,577
Thereafter	21,967
Total lease payments	39,105
Less: imputed interest(1)	11,742
Present value of operating lease liabilities	27,363
Current portion of operating lease liabilities(2)	1,605
Operating lease liabilities, net of current portion	$25,758
__________________________
(1)Calculated using the incremental borrowing rate
(2)Included within Accrued expenses and other current liabilities line item on the Condensed Consolidated Balance Sheet.
Michigan Facility Lease
On October 20, 2021, the Company entered into an agreement for a facility lease for which we did not have control of the underlying assets as of March 31, 2022. Accordingly, we did not record the lease liability and ROU asset within the condensed consolidated balance sheets. The lease is for additional office and research and development spaces located in Auburn Hills, Michigan. We expect the lease commencement date to begin in the second quarter of fiscal year 2022 with a lease term of approximately 11 years from the commencement date and one option to extend the lease by a term of 5 years. The total minimum lease payments over the initial lease term is $12.7 million.
9. Related Party Transactions
On November 25, 2020, Legacy Canoo entered into an agreement, which remains in effect, with Tony Aquila, Executive Chair and Chief Executive Officer (“CEO”) of the Company, to reimburse Mr. Aquila for certain air travel expenses based on certain agreed upon criteria (“aircraft reimbursement”). The total aircraft reimbursement to Mr. Aquila for the use of an aircraft owned by Aquila Family Ventures, LLC (“AFV”), an entity controlled by Mr. Aquila, for the purposes related to the business of the Company was approximately $0.4 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively. In addition, certain AFV staff provided the Company with shared services support in its Justin, Texas corporate office facility. For the three months ended March 31, 2022, the Company paid AFV approximately $0.2 million for these services. There were no payments made to AFV for these services for the three months ended March 31, 2021.

10. Stock-based Compensation
Restricted Stock Units
Under the 2020 Equity Incentive Plan, employees are compensated through various forms of equity, including restricted stock unit awards (“RSU”). Each RSU represents a contingent right to receive one share of the Company’s common stock. During the three months ended March 31, 2022, 2,810,255 RSUs were granted subject to time-based vesting.
Performance-Based Restricted Stock Units
Performance stock unit awards (“PSU”) represent the right to receive a share of the Company’s common stock if service, performance, and market conditions, or a combination thereof, are met over a defined period. PSUs that contain a market condition, such as stock price milestones, are subject to a Monte-Carlo simulation model to determine the grant date fair value by simulating a range of possible future stock prices for the Company over the performance period. The grant date fair value of the market condition PSUs is recognized as compensation expense over the greater of the Monte Carlo simulation model’s derived service period and the arrangement’s explicit service period, assuming both conditions must be met.
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
No PSUs were granted to the CEO during the three months ended March 31, 2022. The compensation expense recognized for previously awarded PSUs to the CEO was $4.7 million for the three months ended March 31, 2022.
The following table summarizes the Company’s stock-based compensation expense by line item for the three months ended period presented in the condensed consolidated statements of operations (in millions):

	Three months ended March 31,
	2022	2021
Research and development	$7.0	$7.1
Selling, general and administrative	13.7	38.0
Total	$20.7	$45.1
The Company’s total unrecognized compensation cost as of March 31, 2022, was $108.3 million.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was adopted by the board of directors on September 18, 2020, approved by the stockholders on December 18, 2020, and became effective on December 21, 2020 with the Business Combination. On December 21, 2020, the board of directors delegated its authority to administer the 2020 ESPP to the Compensation Committee. The Compensation Committee determined that it is in the best interests of the Company and its stockholders to implement successive three-month purchase periods, with the first offering period commencing on grant date January 3, 2022 and a purchase date of April 1, 2022. The 2020 ESPP provides participating employees with the opportunity to purchase up to a maximum number of shares of Common Stock of 4,034,783, plus the number of shares of Common Stock that are automatically added on January 1st of each year for a period of ten years, in an amount equal to the lesser of (i) 1% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year, and (ii) 8,069,566 shares of Common Stock.
During the three months ended March 31, 2022, total employee withholding contributions for the 2020 ESPP were $1.2 million, which is included in restricted cash, current, within the accompanying condensed consolidated balance sheet as of March 31, 2022. Approximately $0.4 million of stock-based compensation expense was recognized for the 2020 ESPP during the three months ended March 31, 2022.

11. Warrants
Public Warrants
As of March 31, 2022, the Company had 23,755,069 public warrants outstanding. Each public warrant entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment. The public warrants will expire on December 21, 2025, or earlier upon redemption or liquidation.
On March 2, 2021, all of the private placement warrants were converted to public warrants. There were no public warrants exercised for the three months ended March 31, 2022.
VDL Nedcar Warrants
In February 2022, the Company and a company related to VDL Nedcar entered into an investment agreement, under which the VDL Nedcar-related company agreed to purchase shares of Common Stock for an aggregate value of $8.4 million, at the market price of the Company's Common Stock as of December 14, 2021. As a result, the Company issued 972,222 shares of Common Stock upon execution of the agreement. The Company also issued a warrant to purchase an aggregate 972,222 shares of Common Stock to VDL Nedcar at exercise prices ranging from $18 to $40 per share, which are classified as equity. The exercise period is from November 1, 2022, to November 1, 2025 ("Exercise Period"). The warrant can be exercised in whole or in part during the Exercise Period but can only be exercised in three equal tranches and after the stock price per Common Stock has reached at least the relevant exercise price. The $8.4 million received from VDL Nedcar is included as a financing cash inflow in the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2022. The shares of Common Stock issued to VDL Nedcar are included in the accompanying condensed consolidated statement of stockholders' equity for the three months ended March 31, 2022.
12. Net Loss per Share
The condensed consolidated statements of operations include the basic and diluted net loss per share.
The following table presents the potential shares that were excluded from the computation of diluted net loss per share, because their effect was anti-dilutive as follows (in thousands):

	March 31,
	2022	2021
Early exercise of unvested stock options	1,810	4,631
Options to purchase common stock	228	197
Restricted common stock shares	3,374	6,765
Restricted and performance stock units	26,084	7,184
13. Income Taxes
As the Company has not generated any taxable income since inception, the cumulative deferred tax assets remain fully offset by a valuation allowance, and no benefit from federal or state income taxes has been included in the condensed consolidated financial statements.
14. Subsequent Events
On May 10, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, the Company will have the right, but not the obligation, to sell to Yorkville up to $250 million of its shares of Common Stock, at the Company’s request any time during the 36 months following the execution of the SEPA. Each sale the Company requests under the SEPA (an “Advance”) may be for a number of shares of Common Stock with an aggregate value of up to $50 million. The shares would be purchased at a purchase price equal to 97.5% of the market price (as defined in the SEPA). In addition, the issuance of shares under the SEPA would be subject to certain limitations, including that the aggregate number of shares of Common Stock issued pursuant to the SEPA cannot exceed 19.9% of the Company’s outstanding Common Stock as of the date May 10, 2022.

In addition to the Company’s right to request Advances, the Company may also request one or more pre-advance loans (each, a “Pre-Advance Loan”) from Yorkville, pursuant to the terms and conditions set forth in the SEPA and a promissory note accompanying the SEPA. The Company may request the first Pre-Advance Loan in the principal amount of up to $25 million, subject to certain conditions precedent, including the effectiveness of a registration statement relating to the Common Stock issuable under the SEPA. Pre-Advance Loans may be repaid with the proceeds of an Advance or repaid in cash.

On May 10, 2022, the Company entered into a subscription agreement with a special purpose vehicle managed by Aquila Family Ventures LLC, for the purchase of an aggregate $50 million of the Company’s Common Stock at a purchase price of $3.65 per share through a private placement (the "PIPE"). The funding of the PIPE is expected to occur as promptly as practicable and is subject to customary closing conditions.
The Company has analyzed its operations subsequent to March 31, 2022 through the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read in conjunction with our condensed consolidated interim financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q. The statements in this discussion regarding expected and other production timelines, development of our own manufacturing facilities, industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022 (the “Annual Report on Form 10-K”), Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Certain figures included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.
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
Recent Developments

On May 10, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, the Company will have the right, but not the obligation, to sell to Yorkville up to $250 million of its shares of Common Stock, at the Company’s request any time during the 36 months following the execution of the SEPA. Each sale the Company requests under the SEPA (an “Advance”) may be for a number of shares of Common Stock with an aggregate value of up to $50 million. The shares would be purchased at a purchase price equal to 97.5% of the market price (as defined in the SEPA). In addition, the issuance of shares under the SEPA would be subject to certain limitations, including that the aggregate number of shares of Common Stock issued pursuant to the SEPA cannot exceed 19.9% of the Company’s outstanding Common Stock as of the date May 10, 2022.

In addition to the Company’s right to request Advances, the Company may also request one or more pre-advance loans (each, a “Pre-Advance Loan”) from Yorkville, pursuant to the terms and conditions set forth in the SEPA and a promissory note accompanying the SEPA. The Company may request the first Pre-Advance Loan in the principal amount of up to $25 million, subject to certain conditions precedent, including the effectiveness of a registration statement relating to the Common Stock issuable under the SEPA. Pre-Advance Loans may be repaid with the proceeds of an Advance or repaid in cash.

On May 10, 2022, the Company entered into a subscription agreement with a special purpose vehicle managed by Aquila Family Ventures LLC, for the purchase of an aggregate $50 million of the Company’s Common Stock at a purchase price of $3.65 per share through a private placement (the "PIPE"). The funding of the PIPE is expected to occur as promptly as practicable and is subject to customary closing conditions.

Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below.
Successful Commercialization of Our EVs
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
•commercialize our EVs;
•invest in manufacturing capacity, via our owned facilities;
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
As a result, we will require substantial additional capital to develop our EVs and services and fund our operations for the foreseeable future. We will also require capital to identify and commit resources to investigate new areas of demand. Until we can generate sufficient revenue from vehicle sales, we expect to primarily finance our operations through access to private and secondary public equity offerings or debt financings. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our research and development efforts and our ability to successfully manage and control costs.
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

The measures taken by governmental authorities and otherwise to control the spread of the virus have adversely impacted our employees’ ability to collaborate in a discipline that requires a high degree of collaborative work. Our operations have had to change and adapt to meet these new demands. The operations of our suppliers, vendors and business partners have also been impacted. Various aspects of our business cannot be conducted remotely, including the testing and manufacturing of our EVs. Further, as a growing company, the ability for us to hire, onboard and train new employees has been impacted and has required us to evaluate areas of our business that will not result in the best use of our human capital for long-term growth. In addition, increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and increased demand for consumer electronics that use these chips, resulted in a global shortage of chips in 2021 that has continued in the first quarter of 2022. As a result, our ability to source semiconductor chips used in our vehicles may be adversely affected. This shortage may result in increased chip delivery lead times, delays in the production of our vehicles, and increased costs to source available semiconductor chips.

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
Currently, we conduct business through one operating segment. We are an early stage-growth company with no commercial operations, and our activities to date have been limited and are primarily conducted in the United States. For more information about our basis of presentation, refer to Note 2 of the notes to our accompanying financial statements for the three months ended March 31, 2022.
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
Selling, General and Administrative Expenses, excluding Depreciation
The principal components of our selling, general and administrative expenses are salaries, wages, benefits and bonuses paid to our employees; stock-based compensation; travel and other business expenses; and professional services fees including legal, audit and tax services.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table sets forth our historical operating results for the periods indicated:

	Three months ended March 31,		$ Change	% Change
(in thousands)	2022	2021
Revenue	$—	$—	$—	NM
Costs and Operating Expenses
Cost of revenue, excluding depreciation	—	—	—	NM
Research and development expenses, excluding depreciation	82,487	39,319	43,168	110%
Selling, general and administrative expenses, excluding depreciation	55,621	55,627	(6)	—%
Depreciation	2,678	2,124	554	26%
Total costs and operating expenses	140,786	97,070	43,716	45%
Loss from operations	(140,786)	(97,070)	(43,716)	45%
Interest (expense) income	(29)	11	(40)	(364)%
Gain on fair value change in contingent earnout shares liability	15,465	83,560	(68,095)	(81)%
Loss on fair value change in private placement warrants liability	—	(1,639)	1,639	(100)%
Other (expense), net	(17)	(89)	72	(81)%
Loss before income taxes	(125,367)	(15,227)	(110,140)	723%
Provision for income taxes	—	—	—	NM
Net loss and comprehensive loss	$(125,367)	$(15,227)	$(110,140)	723%
“NM” means not meaningful
Revenue and Cost of Revenue, excluding Depreciation
During the three months ended March 31, 2022 and 2021, we did not generate any revenue since the Company is an early growth stage company in the pre-commercialization stage of development.
Research and Development Expenses, excluding Depreciation
Research and development expenses increased by $43.2 million, or 110%, to $82.5 million in the three months ended March 31, 2022, compared to $39.3 million the three months ended March 31, 2021. The increase was primarily due to increases in research and development costs such as engineering and design, testing, prototype tooling, and gamma parts of $22.8 million, salary and related benefits expense of $15.3 million, and professional fees of $1.4 million. The increase in research and development costs primarily related to expenditures for the Gamma stage engineering design and development costs incurred during the three months ended March 31, 2022.
Salary and related benefits expenses increased $15.3 million during the three months ended March 31, 2022 to $30.3 million from $15.0 million during the three months ended March 31, 2021.These increases are primarily due to continued investment in personnel and contract employees to drive and reach our research and development goals.
Professional fees increased $1.4 million to $2.0 million during the three months ended March 31, 2022 from $0.6 million during the three months ended March 31, 2021.
We expect to continue to see an overall increase in research and development expenses to support our growth and initiatives related to the Lifestyle Vehicle, MPDVs, and Pickup which are expected to launch as early as 2022 and 2023.
Selling, General and Administrative Expenses, excluding Depreciation
Selling, general and administrative expenses was $55.6 million for the three months ended March 31, 2022 which is consistent with prior year due to significant and non-routine stock-based compensation expense for the three months ended March 31, 2021. Refer to below and Note 10 for information regarding stock-based compensation expense. The slight decrease was primarily due to increases of $8.4 million in professional fees, $8.4 million in salary and related benefits, and $2.6 million in occupancy costs offset by a decrease of $24.3 million in stock-based compensation expenses. Other factors affecting selling, general and administrative expenses totaling $4.9 million were individually immaterial.
Professional fees increased by $8.4 million during the three months ended March 31, 2022, primarily due to activities related to business development, legal fees, and consulting fees.
Salary and related benefits expenses increased by $8.4 million to $13.1 million in the three months ended March 31, 2022, compared to $4.7 million in the three months ended March 31, 2021. These increases were due primarily to investment in personnel to support our growth and achieve start of production in late 2022.
Occupancy fees increased by $2.6 million to $5.6 million during the three months ended March 31, 2022.
The decrease in stock-based compensation expenses of $24.3 million for the three months ended March 31, 2022 was primarily driven by the granting of certain restricted stock awards in the prior period resulting in the recognition of stock-based compensation expense in the amount of $27.9 million, some of which immediately vested during the quarter ended March 31, 2021. This decrease was partially offset by the continued recognition of stock compensation expense related to issuance of awards to employees. See further discussion on stock-based compensation in Note 10 of the notes to our accompanying financial statements. Other factors affecting stock-based compensation expenses were individually immaterial.
We expect to see an overall increase in selling, general and administrative expenses to support our growth and initiatives related to the Lifestyle Vehicle, MPDVs, and Pickup which are expected to launch as early as 2022 and 2023.
Gain on Fair Value Change in Contingent Earnout Shares Liability
We recognized a non-cash gain on fair value change of contingent earnout shares liability of $15.5 million and $83.6 million in the three months ended March 31, 2022 and March 31, 2021, respectively, which was a result of the periodic remeasurement of the fair value of our contingent earnout shares liability.
Loss on Fair Value Change of Private Placement Warrants Liability
We recognized a non-cash loss on fair value change of private placement warrants liability of $1.6 million in the three months ended March 31, 2021 which was a result of the periodic remeasurement of the fair value of our private placement warrants liability. All of the private placement warrants were converted to public warrants on March 2, 2021.
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
The following table reconciles net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(125,367)	$(15,227)
Interest expense (income)	29	(11)
Provision for income taxes	—	—
Depreciation	2,678	2,124
EBITDA	(122,660)	(13,114)
Adjustments:
Gain on fair value change in contingent earnout shares liability	(15,465)	(83,560)
Loss on fair value change in private placement warrants liability	—	1,639
Other expense, net	17	89
Stock-based compensation	20,680	45,146
Adjusted EBITDA	$(117,428)	$(49,800)
Liquidity and Capital Resources
As of March 31, 2022, we had unrestricted cash and cash equivalents in the amount of $104.9 million, which was primarily invested in money market funds that consist of liquid debt securities issued by the U.S. government. In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. Additionally, see discussion related to the operating lease maturity schedule and any new leases entered into in Note 8 of the notes to our accompanying financial statements.

We have incurred and expect to incur, net losses which have resulted in an accumulated deficit of $817.5 million as of March 31, 2022. Management continues to explore raising additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing to supplement the Company’s capitalization and liquidity. If we raise funds by issuing debt securities or preferred stock, or by incurring loans, these forms of financing would have rights, preferences, and privileges senior to those of holders of our Common Stock. The availability and the terms under which we may be able to raise additional capital could be disadvantageous, and the terms of debt financing or other non-dilutive financing may involve restrictive covenants and dilutive financing instruments, which could place significant restrictions on our operations. Macroeconomic conditions and credit markets could also impact the availability and cost of potential future debt financing. If we raise capital through the issuance of additional equity, such sales and issuance would dilute the ownership interests of the existing holders of the Company’s Common Stock. There can be no assurances that any additional debt, other non-dilutive and/or equity financing would be available to us on favorable terms or at all. We expect to continue to incur net losses, comprehensive losses, and negative cash flows from operating activities in accordance with our operating plan as we continue to expand our research and development activities to complete the development of our MPP and EVs, establish our go-to-market model and scale our operations to meet anticipated demand. We expect that both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:
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
As of the date of this report, we believe that our existing cash resources are not sufficient to support planned operations, which comprise bringing our lifestyle vehicle to the point of production, for the next 12 months. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	Three months ended March 31,
Consolidated Cash Flow Statements Data	2022	2021
Net cash used in operating activities	$(120,337)	$(53,948)
Net cash provided by (used in) investing activities	1,998	(12,108)
Net cash provided by financing activities	9,471	5,559
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
Net cash used in operating activities was $120.3 million for the three months ended March 31, 2022. Our cash outflow from operating activities primarily consist of payments related to our research and development and selling, general and administration expenses. Total expenditure as it relates to research and development excluding depreciation was $82.5 million during the three months ended March 31, 2022, of which $7.0 million related to stock-compensation expenses. We also incurred selling, general and administration expenses of $55.6 million for the three months ended March 31, 2022, of which $13.7 million related to stock-compensation expenses. The expenses include salaries and benefits paid to employees as primarily all salaries and benefits were paid in cash during the three months ended March 31, 2022.
Cash Flows from Investing Activities
We generally expect to experience negative cash flows from investing activities as we expand our business and continue to build our infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth.
Net cash provided by investing activities was approximately $2.0 million for the three months ended March 31, 2022 which primarily consisted of a repayment received in February 2022 totaling $30.4 million from VDL Nedcar as well as purchases of production tooling and machinery and equipment to support future manufacturing activities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $9.5 million for the three months ended March 31, 2022, which was primarily due to proceeds of $8.4 million received from VDL Nedcar in February 2022 for the purchase of the shares of Common Stock.

Critical Accounting Estimates
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
There have been no material changes to our critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2021. For a discussion of our critical accounting estimates, see the section titled “Critical Accounting Policies and Estimates” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included in our Annual Report on Form 10-K.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have not, to date, been exposed to material market risks given our early stage of operations. Upon commencing commercial operations, we may be exposed to material market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our current market risk exposure is primarily the result of fluctuations in interest rates.
Interest Rate Risk

We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents. We had cash and cash equivalents totaling $104.9 million as of March 31, 2022. Our cash and cash equivalents were invested primarily in money market funds and are not invested for trading or speculative purposes. However, due to the short-term nature and the low-risk profile of the money market funds, we do not believe a sudden increase or decrease in market interest rates would have a material effect on the fair market value of our portfolio.
Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Inflationary factors such as increases in material costs (e.g. semiconductor chips) or overhead costs may adversely affect our business, financial condition, and operating costs upon commencing commercial operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Executive Chair and Chief Executive Officer, ("CEO") and Interim Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. We have established and currently maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on an evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Financial Results

Our management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern.

Based on their assessment, our management has raised concerns about our ability to continue as a going concern. As substantial doubt about our ability to continue as a going concern exists, our ability to finance our operations through the sale and issuance of debt or equity securities or through bank or other financing could be impaired. Management continues to explore raising additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing to supplement the Company’s capitalization and liquidity. However, management cannot conclude as of the date of this filing that its plans are probable of being successfully implemented. Our ability to continue as a going concern will depend on our ability to obtain additional capital. Additional capital may not be available on favorable terms, or at all, and equity financing could be dilutive to current stockholders. If we raise funds by issuing debt securities or preferred stock, or by incurring loans, these forms of financing would have rights, preferences, and privileges senior to those of holders of our Common Stock. If adequate capital is not available to us when, and in the amounts needed, we could be required to terminate or significantly curtail our operations and our prospects, financial consolidated results of operations could be materially adversely affected, in which case our investors could lose some or all of their investment.

Our current business plans require a significant amount of capital. If we are unable to obtain sufficient funding or do not have access to capital, we may not be able to execute our business plans and our prospects, financial condition and results of operations could be materially adversely affected.

We have experienced operating losses, and we expect to continue to incur operating losses as we implement our business plans. We expect our capital expenditures to continue to be significant in the foreseeable future as we expand our business. We expect to expend capital with significant outlays directed both towards bringing our current vehicle programs to market as well as developing additional vehicles, along with related products and service offerings. The fact that we have a limited operating history means we have limited historical data on the demand for our EVs and other products. As a result, our capital requirements are uncertain and actual capital requirements may be different from those we currently anticipate. In addition, new opportunities for growth in future product lines and markets may arise and may require additional capital.

As of March 31, 2022, our principal source of liquidity is our unrestricted cash balance in the amount of $104.9 million. On May 10, 2022, we entered into a Standby Equity Purchase Agreement (“SEPA”) whereby we will have the right, but not the obligation, to sell to Yorkville up to $250,000,000 of our shares of Common Stock. However, our right to sell shares under the SEPA is subject to certain conditions that may not be satisfied. Accordingly, we may not be able to utilize this facility to raise additional capital when, or in the amounts, we may require. In addition, under the SEPA, we may also request one or more pre-advance loans from Yorkville. Such pre-advance loans are also subject to certain conditions, which may not be satisfied. Any debt we incur from Yorkville or other parties could make us more vulnerable to a downturn in our operating results or a downturn in economic conditions. If our cash flow from operations is insufficient to meet any debt service requirements, we could be required to refinance our obligations, or dispose of assets in order to meet debt service requirements.

As an early-stage growth company, our ability to access capital is critical. We expect that we will need to raise additional capital in order to continue to execute our business plans in the future, and we plan to use the Yorkville facility, if the conditions for its use are satisfied and seek additional equity and/or debt financing, including by offering additional equity, and/or equity-linked securities, through one or more credit facilities and potentially by offering debt securities, to finance a portion of our future expenditures.

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

The PIPE may not close in the expected time frame or at all, which may negatively affect our business prospects.

The funding of the PIPE is subject to customary closing conditions that may not be satisfied. If the PIPE is delayed or does not close, our liquidity and business prospects will be negatively impacted.

Risks Related to Our Securities

Substantial blocks of our Common Stock may be sold into the market as a result of the shares sold to Yorkville under the Yorkville facility, which may cause the price of our Common Stock to decline.

The price of our Common Stock could decline if there are substantial sales of shares of our Common Stock, if there is a large number of shares of our Common Stock available for sale, or if there is the perception that these sales could occur.

On May 10, 2022, we entered into a SEPA with Yorkville. Pursuant to the SEPA, we will have the right, but not the obligation, to sell to Yorkville up to $250,000,000 of our shares of Common Stock, at our request any time during the 36 months following the execution of the SEPA.

Any issuance of shares of Common Stock pursuant to this facility will dilute the percentage ownership of stockholders and may dilute the per share projected earnings (if any) or book value of our Common Stock. Sales of a substantial number of shares of our Common Stock in the public market or other issuances of shares of our Common Stock, or the perception that these sales or issuances could occur, could cause the market price of our Common Stock to decline and may make it more difficult for you to sell your shares at a time and price that you deem appropriate.

The actual number of shares of Common Stock we will issue pursuant to the Yorkville facility at any one time or in total, is uncertain. .

Subject to certain conditions in the SEPA and compliance with applicable law, we have the discretion to deliver a notice to Yorkville at any time throughout the term of the SEPA. The number of shares of Common Stock that are sold to Yorkville after delivering such notice will fluctuate based on a number of factors. It is not possible at this stage to predict the number of shares of Common Stock that will be ultimately issued.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On February 17, 2022, the Company issued to VDL Nedcar, 972,222 shares of common stock of the Company and warrant to purchase an aggregate additional 972,222 shares of common stock of the Company with an exercise price ranging from $18 to $40 per share, for an aggregate purchase price of $8.4 million. The Exercise Period with respect to the warrant is from November 1, 2022 to November 1, 2025 unless terminated early. The warrant can be exercised in whole or in part during the Exercise Period but can only be exercised in three equal tranches and after the stock price per share of common stock has reached at least the relevant exercise price. The shares and warrant were issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below provides information with respect to recent repurchases of unvested shares of our Common Stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2022	89,195	$0.01	—	—
February 1 - February 28, 2022	118,025	$0.01	—	—
March 1 - March 31, 2022	89,552	$0.01	—	—
_________________________
(1)Certain of our shares of common stock held by employees and service providers are subject to vesting. Unvested shares are subject to a right of repurchase by us in the event the holder of such shares is no longer employed by or providing services for us. All shares in the above table were shares repurchased as a result of our exercising this right and not pursuant to a publicly announced plan or program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

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
____________________
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
Date: May 10, 2022

CANOO INC.

By:	/s/ Tony Aquila
Name:	Tony Aquila
Title:	Chief Executive Officer and Executive Chair of the Board
(Principal Executive Officer)

By:	/s/ Ramesh Murthy
Name:	Ramesh Murthy
Title:	Interim Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)