Form 10-Q
period 2022-06-30
Canoo Inc.
filed 2022-08-08
CIK 1750153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2022, there were 272,632,909 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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
These statements are subject to known and unknown risks, uncertainties and assumptions, many of which are difficult to predict and are beyond our control and could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements. Below is a summary of certain material factors that may make an investment in our common stock speculative or risky.
•Our management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern. If we are unable to obtain additional funding or do not have access to capital, we will be unable to execute our business plans and could be required to terminate or significantly curtail our operations.
•We are an early stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.
•We may be unable to adequately control the costs associated with our operations.
•If we fail to successfully build and tool our manufacturing facilities, if we are unable to establish or continue a relationship with a contract manufacturer or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.
•Economic, regulatory, political and other events, such as the rise in interest rates, heightened inflation, slower growth or recession, issues with supply chain, shortage of labor and the war in Ukraine, may adversely affect our financial results.
•We have entered into an agreement with Walmart Inc. for the purchase of electric vehicles ("EVs") and expect that, at least initially, Walmart Inc. will be our largest customer. If we are unable to maintain this relationship, or if Walmart Inc. purchases significantly fewer vehicles than we currently anticipate or none at all, we will not realize the revenue we expect from this customer.
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
Glossary
Unless otherwise stated in this Quarterly Report on Form 10-Q or the context otherwise requires, and regardless of capitalization, references to:
•“Business Combination” refers to the Company’s merger consummated on December 21, 2020, pursuant to that certain Merger Agreement and Plan of Reorganization, dated August 17, 2020, by and among HCAC, HCAC IV First Merger Sub, Ltd., an exempted company incorporated with limited liability in the Cayman Islands and a direct, wholly owned subsidiary of HCAC, EV Global Holdco LLC (f/k/a HCAC IV Second Merger Sub, LLC), a Delaware limited liability company and a direct, wholly owned subsidiary of HCAC, and Canoo Holdings Ltd., an exempted company incorporated with limited liability in the Cayman Islands;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CANOO INC.

Condensed Consolidated Balance Sheets (in thousands, except par values) (unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$33,799	$224,721
Restricted cash, current	3,528	2,771
Prepaids and other current assets	33,239	63,814
Total current assets	70,566	291,306
Property and equipment, net	275,725	202,314
Restricted cash, non-current	10,250	—
Operating lease right-of-use assets	26,321	14,228
Other assets	14,651	15,226
Total assets	$397,513	$523,074

Liabilities and stockholders' equity
Liabilities
Current liabilities
Accounts payable	$93,640	$52,267
Accrued expenses and other current liabilities	86,089	83,925
Total current liabilities	179,729	136,192
Contingent earnout shares liability	4,121	29,057
Operating lease liabilities	25,318	13,826
Total liabilities	209,168	179,075

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000 authorized; 268,896 and 238,578 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	26	24
Additional paid-in capital	1,170,207	1,036,104
Accumulated deficit	(981,888)	(692,129)
Total stockholders’ equity	188,345	343,999
Total liabilities and stockholders’ equity	$397,513	$523,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statements of Operations (in thousands, except per share values) Three and Six Months Ended June 30, 2022 and 2021 (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue	$—	$—	—	—

Costs and Operating Expenses
Cost of revenue, excluding depreciation	—	—	—	—
Research and development expenses, excluding depreciation	115,460	57,638	197,946	96,956
Selling, general and administrative expenses, excluding depreciation	55,152	44,625	110,773	100,252
Depreciation	2,892	2,083	5,570	4,207
Total costs and operating expenses	173,504	104,346	314,289	201,415
Loss from operations	(173,504)	(104,346)	(314,289)	(201,415)

Other income (expense)
Interest income (expense)	19	34	(9)	46
Gain (loss) on fair value change in contingent earnout shares liability	9,471	(8,157)	24,936	75,402
Loss on fair value change in private placement warrants liability	—	—	—	(1,639)
Other (expense), net	(378)	(85)	(395)	(174)
Loss before income taxes	(164,392)	(112,554)	(289,757)	(127,780)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(164,392)	$(112,554)	(289,757)	(127,780)

Per Share Data:
Net loss per share, basic and diluted	$(0.68)	$(0.50)	(1.22)	(0.57)

Weighted-average shares outstanding, basic and diluted	242,772	226,928	238,242	225,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statement of Stockholders’ Equity (in thousands) Three and Six Months Ended June 30, 2022 (unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2021	238,578	$24	$1,036,104	$(692,129)	$343,999
Repurchase of unvested shares – forfeitures	(296)	—	(3)	—	(3)
Issuance of shares for restricted stock units vested	584	—	—	—	—
Issuance of shares upon exercise of vested stock options	20	—	—	—	—
Purchase of shares and warrants by VDL Nedcar	972	—	8,400	—	8,400
Stock-based compensation	—	—	20,680	—	20,680
Net loss and comprehensive loss	—	—		(125,367)	(125,367)
Balance as of March 31, 2022	239,858	$24	$1,065,181	$(817,496)	$247,709
Repurchase of unvested shares - forfeitures	(175)	—	(3)	—	(3)
Issuance of shares for restricted stock units vested	1,017	—	—	—	—
Issuance of shares under SEPA agreement (Note 11)	14,236	1	33,082	—	33,083
Issuance of shares under PIPE agreement (Note 9)	13,699	1	49,999	—	50,000
Issuance of shares upon exercise of vested stock options	7	—	—	—	—
Issuance of shares under employee stock purchase plan	254	—	1,175	—	1,175
Stock-based compensation	—	—	20,773	—	20,773
Net loss and comprehensive loss	—	—	—	(164,392)	(164,392)
Balance as of June 30, 2022	268,896	26	1,170,207	(981,888)	188,345
The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statement of Stockholders’ Equity (in thousands) Three and Six Months Ended June 30, 2021 (unaudited)

	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares		Amount
Balance as of December 31, 2020	235,753		$24	$910,579	$(345,361)	$565,242
Proceeds from exercise of public warrants	597		—	6,867	—	6,867
Repurchase of unvested shares – forfeitures	(118)		—	(2)	—	(2)
Issuance of shares for restricted stock units vested	1,230		—	—	—	—
Issuance of shares upon exercise of vested stock options	37		—	—	—	—
Stock-based compensation	—		—	45,146	—	45,146
Conversion of private placement warrants to public warrants	—	—	—	8,252	—	8,252
Net loss and comprehensive loss	—		—	—	(15,227)	(15,227)
Balance as of March 31, 2021	237,499		$24	$970,842	$(360,588)	$610,278
Repurchase of unvested shares - forfeitures	(56)		—	(2)	—	(2)
Issuance of shares for restricted stock units vested	114		—	—	—	—
Issuance of shares upon exercise of vested stock options	6		—	—	—	—
Stock-based compensation	—		—	25,514	—	25,514
Net loss and comprehensive loss	—		—	—	(112,554)	(112,554)
Balance as of June 30, 2021	237,563		24	996,354	(473,142)	523,236
The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statements of Cash Flows (in thousands) Six Months Ended June 30, 2022 and 2021 (unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(289,757)	$(127,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,570	4,207
Non-cash operating lease expense	966	235
Non-cash commitment fee under SEPA	582	—
Stock-based compensation	41,453	70,660
Gain on fair value in contingent earnout shares liability	(24,936)	(75,402)
Loss on fair value change in private placement warrants liability	—	1,639
Changes in operating assets and liabilities:
Prepaids and other current assets	136	(7,714)
Other assets	574	256
Accounts payable, accrued expenses and other current liabilities	27,847	25,081
Net cash used in operating activities	(237,565)	(108,818)

Cash flows from investing activities:
Purchases of property and equipment	(65,420)	(28,653)
Return of prepayment to VDL Nedcar	30,440	—
Net cash used in investing activities	(34,980)	(28,653)

Cash flows from financing activities:
Proceeds from exercise of public warrants	—	6,867
Repurchase of unvested shares	(6)	(4)
Payment of offering costs	(250)	(1,306)
Repayment of PPP loan	—	(6,943)
Proceeds from the purchase of shares and warrants by VDL Nedcar	8,400	—
Proceeds from issuance of shares under SEPA Agreement	32,500	—
Proceeds from issuance of shares under PIPE	50,000	—
Proceeds from employee stock purchase plan	1,986	—
Net cash provided by (used in) financing activities	92,630	(1,386)
Net decrease in cash, cash equivalents, and restricted cash	(179,915)	(138,857)

Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	227,492	702,422
Cash, cash equivalents, and restricted cash, end of period	$47,577	$563,565

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$33,799	$563,075
Restricted cash, current at end of period	3,528	490
Restricted cash, non-current at end of period	$10,250	$—
Total cash, cash equivalents, and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$47,577	$563,565

Supplemental non-cash investing and financing activities
Acquisition of property and equipment included in current liabilities	$66,075	$37,887
Offering costs included in current liabilities	$932	$12,001
Recognition of operating lease right-of-use asset	$13,058	$2,003
Conversion of private placement warrants to public warrants	$—	$8,252
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$60
The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, unless otherwise stated) (unaudited)
1. Organization and Business
Canoo Inc. (“Canoo” or the “Company”) is a mobility technology company with a mission to bring electric vehicles ("EVs") to everyone. We have developed a breakthrough EV platform that we believe will enable us to rapidly innovate, and bring new products addressing multiple use cases to market faster than our competition and at a lower cost.
Recent Developments

Yorkville Facility I
On May 10, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (“Yorkville”), pursuant to which the Company could sell to Yorkville up to $250.0 million of its shares of Common Stock at the Company’s request any time during the 36 months following the execution of the SEPA. The shares are purchased by Yorkville at a purchase price equal to 97.5% of the market price (as defined in the SEPA). In addition, the Company could also request one or more pre-advance loans (each, a “Pre-Advance Loan”) from Yorkville, pursuant to certain terms and conditions. During the three and six months ended June 30, 2022, the Company issued 14.2 million shares of Common Stock to Yorkville for cash proceeds of $32.5 million with a portion of the shares issued as non-cash stock purchase discount under the SEPA.
On July 20, 2022, in connection with the entry into the Pre-Paid Advance Agreement (the “PPA”) described in Note 15, the Company agreed with Yorkville that it would not request any further purchases of shares of its Common Stock or Pre-Advance Loans under the SEPA while there are any Pre-Paid Advances (as defined below) outstanding under the PPA unless the Common Stock is trading below $1.00 per share. The Company currently intends to terminate the SEPA.

PIPE
On May 10, 2022, the Company entered into Common Stock Subscription Agreement providing for the purchase of an aggregate of 13.7 million shares (the “PIPE Shares”) of the Company’s Common Stock at a price of $3.65 per PIPE Share (the “Purchase Price”) for an aggregate Purchase Price of $50.0 million (the “Private Placement”). The purchasers of the PIPE Shares (the “Purchasers”) are special purpose vehicles managed by entities affiliated with Mr. Tony Aquila, the Company’s Executive Chairman and Chief Executive Officer. The closing of the Private Placement occurred on May 20, 2022.
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

Liquidity and Capital Resources

As of the date of the filing of this Form 10-Q, the Company’s principal sources of liquidity are its unrestricted cash balance and its access to capital under the PPA. The Company has incurred losses since inception and had negative cash flow from operating activities of $237.6 million for the six months ended June 30, 2022. The Company expects to continue to incur net losses and negative cash flows from operating activities in accordance with its operating plan and expects that both capital and operating expenditures will increase significantly in connection with its ongoing activities. As previously disclosed in our 2021 Form 10-K, management planned to raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing and to the extent unsuccessful at doing so, management had the intent and ability to use its discretion to delay, scale back, or abandon future expenditures. As of the date of the filing of this Form 10-Q, certain additional financing has been secured as discussed in Notes 11 and 15, and as such, management has not taken certain actions to delay, scale back, or abandon future expenditures. However, management’s actions to preserve an adequate level of liquidity for a period of twelve months from the date of the filing of this Form 10-Q are not sufficient on their own without obtaining access to additional liquidity to mitigate the conditions raising substantial doubt about the Company’s ability to continue as a going concern.
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
Macroeconomic Conditions and COVID-19
Current adverse macroeconomic conditions, including but not limited to heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, challenges in the supply chain and the Ukraine war, could negatively affect our business. In addition, COVID-19 virus variants, infection rates and regulations continue to fluctuate in various regions of the world and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, and intermittent supplier delays.
Ultimately, the Company cannot predict the impact of current or worsening macroeconomic conditions or the ongoing impacts of the COVID-19 pandemic. The Company continues to monitor macroeconomic conditions to remain flexible and to optimize and evolve its business as appropriate. To do this, the Company is working on projecting demand and infrastructure requirements globally and deploying its workforce and other resources accordingly.
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

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as required by ASC 820, by level, within the fair value hierarchy as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets
Money Market Funds	$47,577	$47,577	$—	$—

Liability
Contingent earnout shares liability	$4,121	$—	$—	$4,121

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets
Money Market Funds	$227,492	$227,492	$—	$—

Liability
Contingent earnout shares liability	$29,057	$—	$—	$29,057
The Company has a contingent obligation to issue 15.0 million shares of Common Stock to certain stockholders and employees upon the achievement of certain market share price milestones within specified periods (the “Earnout Shares”). Upon the occurrence of a bankruptcy or liquidation, any unissued Earnout Shares would be fully issued regardless of whether the share price target has been met.
The Earnout Shares are accounted for as a contingent liability and its fair value is determined using Level 3 inputs, since estimating the fair value of this contingent liability requires the use of significant and subjective inputs that may and are likely to change over the duration of the liability with related changes in internal and external market factors. The tranches were valued using the Monte Carlo simulation of the stock prices based on historical and implied market volatility of the Company.
Following is a summary of the change in fair value of contingent earnout shares liability for the six months ended June 30, 2022 (in thousands).
Earnout Shares Liability

Beginning fair value at December 31, 2021	$29,057
Change in fair value during the period	(24,936)
Ending fair value at June 30, 2022	$4,121
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

Recently Issued Accounting Pronouncements Adopted
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which amends the guidance on accounting for government assistance and requires business entities to disclose information about certain government assistance they receive. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The amendments are effective for fiscal years beginning after December 15, 2021, and only impacts annual financial statement footnote disclosures. The Company adopted the new standard during the three months ended March 31, 2022, and the impact of any government assistance transactions within the scope of this standard will be included within our annual financial statement footnote disclosures for year ended December 31, 2022.
4. Prepaids and other current assets
Prepaids and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Receivable from VDL Nedcar	$—	$30,440
Deferred battery supplier cost	18,300	18,300
Short term deposits	2,679	7,030
Prepaid expense	10,453	4,865
Other current assets	1,807	3,179
Prepaids and other current assets	$33,239	$63,814
5. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Machinery and equipment	$24,360	$18,040
Computer hardware	7,486	6,161
Computer software	9,045	7,837
Vehicles	325	267
Furniture and fixtures	742	742
Leasehold improvements	14,952	14,939
Construction-in-progress	246,219	176,162
	303,129	224,148
Less: Accumulated depreciation	(27,404)	(21,834)
Property and equipment, net	$275,725	$202,314
Construction-in-progress is primarily related to the development of manufacturing lines as well as equipment and tooling necessary in the production of the Company’s vehicles. Completed tooling assets will be transferred to their respective asset classes and depreciation will begin when an asset is ready for its intended use. As of June 30, 2022, no depreciation on construction-in-progress has been recognized to date.
Depreciation expense for property and equipment was $2.9 million and $5.6 million for the three and six months ended June 30, 2022, respectively. Depreciation expense for property and equipment was $2.1 million and $4.2 million for the three and six months ended June 30, 2021, respectively.

6. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued property and equipment purchases	$23,970	$34,375
Accrued research and development costs	29,976	23,994
Accrued professional fees	18,172	9,239
Accrued battery supplier costs	—	10,000
Other accrued expenses	13,971	6,317
Total accrued expenses	$86,089	$83,925

7. Commitments and Contingencies
Commitments
Refer to Note 8 for information regarding operating lease commitments.
In connection with the commencement of the Company's Bentonville, Arkansas lease in February 2022, the Company issued a standby letter of credit of $9.5 million which is included in restricted cash, non-current within the accompanying condensed consolidated balance sheet as of June 30, 2022. The letter of credit has a five year term and will not be drawn upon unless the Company fails to make its payments.
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
On April 29, 2021, the SEC’s Division of Enforcement advised that it has opened an investigation related to, among other things, HCAC’s initial public offering, HCAC’s merger with the Company and the concurrent private investment in public equity offering, historical movements in the Company, the Company’s operations, business model, revenues, revenue strategy, customer agreements, earnings, and other related topics, along with the recent departures of certain of the Company’s officers. The SEC has informed the Company that its current investigation is a fact-finding inquiry. The SEC has also informed the Company that the investigation does not indicate that it has concluded that anyone has violated the law, and does not indicate that it has a negative opinion of any person, entity or security. We are providing the requested information and cooperating fully with the SEC investigation.
In March 2022, the Company received demand letters on behalf of shareholders of the Company identifying purchases and sales of the Company’s securities within a period of less than six months by DD Global Holdings Ltd. (“DDG”) that resulted in profits in violation of Section 16(b) of the Exchange Act. On May 9, 2022, the Company brought an action against DDG in the Southern District of New York seeking the disgorgement of the Section 16(b) profits obtained by DDG from such purchases and sales. In the action, the Company seeks to recover an estimated $61.1 million of Section 16(b) profits.

The Company is the respondent in a confidential arbitration initiated by a former employee of the Company concerning a dispute over shares of the Company’s Common Stock. The arbitration demand alleges claims for conversion and violations of various California statutory provisions. The Company has filed counterclaims against the former employee for breach of contract and declaratory judgment. The final determinations of liability arising from this matter will only be made following comprehensive investigations and litigation processes.
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
Lease Portfolio
The Company used judgment in determining an appropriate incremental borrowing rate to calculate the operating lease right-of-use asset and operating lease liability. The weighted average discount rate used was 7.04%. As of June 30, 2022, the remaining operating lease ROU asset and operating lease liability were approximately $26.3 million and $27.0 million, respectively. As of December 31, 2021, the operating lease ROU asset and operating lease liability were approximately $14.2 million and $14.6 million, respectively. As of June 30, 2022 and December 31, 2021, $1.7 million and $0.8 million, respectively, of the lease liability was determined to be short term and was included in accrued expenses and other current liabilities within the condensed consolidated balance sheets.
Related party lease expense related to these leases were $0.2 million and $0.3 million for the three and six months ended June 30, 2022, respectively. Related party lease expense related to these leases were $0.6 million and $1.1 million for the three and six months ended June 30, 2021, respectively.
The weighted average remaining lease term at June 30, 2022 and December 31, 2021 was 9.9 years and 10.7 years, respectively.

Maturities of the Company’s operating lease liabilities at June 30, 2022 were as follows (in thousands):

Operating Lease
2022 (excluding the six months ended June 30, 2022)	$1,732
2023	3,548
2024	3,655
2025	3,764
2026	3,577
Thereafter	21,967
Total lease payments	38,243
Less: imputed interest(1)	11,266
Present value of operating lease liabilities	26,977
Current portion of operating lease liabilities(2)	1,659
Operating lease liabilities, net of current portion	$25,318
__________________________
(1)Calculated using the incremental borrowing rate.
(2)Included within Accrued expenses and other current liabilities line item on the Condensed Consolidated Balance Sheet.
Michigan Facility Lease
On October 20, 2021, the Company entered into an agreement for a facility lease for which we did not have control of the underlying assets as of June 30, 2022. Accordingly, we did not record the lease liability and ROU asset within the condensed consolidated balance sheets. The lease is for additional office and research and development spaces located in Auburn Hills, Michigan. We expect the lease commencement date to begin in the second half of fiscal year 2022 with a lease term of approximately 11 years from the commencement date and one option to extend the lease by a term of 5 years. The total minimum lease payments over the initial lease term is $12.7 million.
9. Related Party Transactions
On November 25, 2020, Legacy Canoo entered into an agreement, which remains in effect, with Tony Aquila, Executive Chair and Chief Executive Officer (“CEO”) of the Company, to reimburse Mr. Aquila for certain air travel expenses based on certain agreed upon criteria (“aircraft reimbursement”). The total aircraft reimbursement to Mr. Aquila for the use of an aircraft owned by AFV, an entity controlled by Mr. Aquila, for the purposes related to the business of the Company was approximately $0.2 million and $0.6 million for the three and six months ended June 30, 2022, respectively. The reimbursement was approximately $0.4 million and $1.0 million for the three and six months ended June 30, 2021, respectively. In addition, certain AFV staff provided the Company with shared services support in its Justin, Texas corporate office facility. For the three and six months ended June 30, 2022, the Company paid AFV approximately $0.3 million and $0.5 million, respectively, for these services. There were no payments made to AFV for these services for the three and six months ended June 30, 2021.
On May 10, 2022, the Company entered into Common Stock Subscription Agreement providing for the purchase of an aggregate of 13.7 million shares of the Company’s Common Stock at a price of $3.65 per PIPE Share for an aggregate Purchase Price of $50.0 million. The purchasers of the PIPE Shares are special purpose vehicles managed by entities affiliated with Mr. Tony Aquila, the Company’s Executive Chairman and Chief Executive Officer. The closing of the Private Placement occurred on May 20, 2022.
10. Stock-based Compensation
Restricted Stock Units
Under the 2020 Equity Incentive Plan, employees are compensated through various forms of equity, including restricted stock unit awards (“RSU”). Each RSU represents a contingent right to receive one share of Common Stock. During the three and six months ended June 30, 2022, 8,932,997 and 11,743,252 RSUs were granted subject to time-based vesting.

Performance-Based Restricted Stock Units
Performance stock unit awards (“PSU”) represent the right to receive a share of Common Stock if service, performance, and market conditions, or a combination thereof, are met over a defined period. PSUs that contain a market condition, such as stock price milestones, are subject to a Monte Carlo simulation model to determine the grant date fair value by simulating a range of possible future stock prices for the Company over the performance period. The grant date fair value of the market condition PSUs is recognized as compensation expense over the greater of the Monte Carlo simulation model’s derived service period and the arrangement’s explicit service period, assuming both conditions must be met.
PSUs subject to performance conditions, such as operational milestones, are measured on the grant date, the total fair value of which is calculated as the product of the number of PSUs and the grant date stock price. Compensation expense for PSUs with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period. During the three and six months ended June 30, 2022, 4,245,852 PSUs were granted to Company employees, with a total grant date fair value of approximately $13.8 million. The PSUs vest based on the Company's achievement of certain specified operational milestones by various dates through December 2025. As of the grant date, the Company's analysis determined that these operational milestone events are probable of achievement and as such, compensation expense of $1.6 million has been recognized for the three and six months ended June 30, 2022.
No PSUs were granted to the CEO during the three and six months ended June 30, 2022. The compensation expense recognized for previously awarded PSUs to the CEO was $4.4 million and $9.1 million for the three and six months ended June 30, 2022.
The following table summarizes the Company’s stock-based compensation expense by line item for the three and six months ended period presented in the condensed consolidated statements of operations (in millions):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Research and development	$8.2	$8.5	$15.2	$15.6
Selling, general and administrative	12.6	17.0	26.3	55.0
Total	$20.8	$25.5	$41.5	$70.6
The Company’s total unrecognized compensation cost as of June 30, 2022, was $115.2 million.
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
During the three and six months ended June 30, 2022, total employee withholding contributions for the 2020 ESPP was $0.8 million and $2.0 million, respectively, a portion of which is included in restricted cash, current, within the accompanying condensed consolidated balance sheet as of June 30, 2022. Approximately $0.5 million and $0.9 million of stock-based compensation expense was recognized for the 2020 ESPP during the three and six months ended June 30, 2022, respectively.
11. Equity

On May 10, 2022, the Company entered into the SEPA with Yorkville. Pursuant to the SEPA, the Company could sell to Yorkville up to $250.0 million of its shares of Common Stock, at the Company’s request any time during the 36 months following the execution of the SEPA. During the three months ended June 30, 2022, we issued 14.2 million shares of Common Stock to Yorkville for cash proceeds of $32.5 million with a portion of the shares issued as non-cash stock purchase discount under the SEPA. See Notes 1 and 15 for information regarding the Company’s agreement with Yorkville not to request further purchases of Common Stock under the SEPA while any amounts remain outstanding under the PPA. Refer to Note 15 for further information regarding the PPA with Yorkville.
Refer to Notes 9 and 12 for information regarding the PIPE and VDL Nedcar warrants, respectively.
12. Warrants
Public Warrants
As of June 30, 2022, the Company had 23,755,069 public warrants outstanding. Each public warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment. The public warrants will expire on December 21, 2025, or earlier upon redemption or liquidation.
On March 2, 2021, all of the private placement warrants were converted to public warrants. There were no public warrants exercised for the three and six months ended June 30, 2022.
VDL Nedcar Warrants
In February 2022, the Company and a company related to VDL Nedcar entered into an investment agreement, under which the VDL Nedcar-related company agreed to purchase shares of Common Stock for an aggregate value of $8.4 million, at the market price of Common Stock as of December 14, 2021. As a result, the Company issued 972,222 shares of Common Stock upon execution of the agreement. The Company also issued a warrant to purchase an aggregate 972,222 shares of Common Stock to VDL Nedcar at exercise prices ranging from $18 to $40 per share, which are classified as equity. The exercise period is from November 1, 2022, to November 1, 2025 ("Exercise Period"). The warrant can be exercised in whole or in part during the Exercise Period but can only be exercised in three equal tranches and after the stock price per Common Stock has reached at least the relevant exercise price. The $8.4 million received from VDL Nedcar is included as a financing cash inflow in the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2022. The shares of Common Stock issued to VDL Nedcar are included in the accompanying condensed consolidated statement of stockholders' equity for the six months ended June 30, 2022.
13. Net Loss per Share
The condensed consolidated statements of operations include the basic and diluted net loss per share.
The following table presents the potential shares that were excluded from the computation of diluted net loss per share, because their effect was anti-dilutive as follows (in thousands):

	June 30,
	2022	2021
Early exercise of unvested stock options	1,277	3,965
Options to purchase common stock	221	297
Restricted common stock shares	3,197	5,944
Restricted and performance stock units	35,498	15,808
14. Income Taxes
As the Company has not generated any taxable income since inception, the cumulative deferred tax assets remain fully offset by a valuation allowance, and no benefit from federal or state income taxes has been included in the condensed consolidated financial statements.

15. Subsequent Events

Electric Vehicle Fleet Purchase Agreement and Warrant
On July 11, 2022, Canoo Sales, LLC, a wholly-owned subsidiary of the Company, entered into an Electric Vehicle Fleet Purchase Agreement (the "EV Fleet Purchase Agreement") with Walmart Inc. ("Walmart"). Pursuant to the EV Fleet Purchase Agreement, subject to certain acceptance and performance criteria, Walmart agreed to purchase at least 4,500 EVs, with an option to purchase up to an additional 5,500 EVs, for an agreed upon capped price per unit determined based on the EV model. The EV Fleet Purchase Agreement (excluding any work order or purchase order as a part thereof) has a five-year term, unless earlier terminated.
In connection with the EV Fleet Purchase Agreement, the Company entered into a Warrant Issuance Agreement with Walmart pursuant to which the Company issued to Walmart a warrant (the "Warrant") to purchase an aggregate of 61.2 million shares of Common Stock, at an exercise price of $2.15 per share. The Warrant has a term of ten years and is vested immediately with respect to 15.3 million shares of Common Stock. Thereafter, subject to stockholder approval, as applicable, the Warrant will vest quarterly in amounts proportionate with the net revenue realized by the Company from transactions with Walmart or its affiliates under the EV Fleet Purchase Agreement or enabled by any other agreement between the Company and Walmart, and any net revenue attributable to any products or services offered by Walmart or its affiliates related to the Company, until such net revenue equals $300.0 million, at which time the Warrant will have vested fully. In the event that stockholder approval is not obtained, in lieu of any shares which would have been issued to Walmart on account of the Warrant, the Company is required to pay to Walmart an amount in cash calculated pursuant to the Warrant.

Yorkville Facility II

On July 20, 2022, the Company entered into the PPA with Yorkville, pursuant to which the Company may request advances of up to $50.0 million in cash from Yorkville (or such greater amount that the parties may mutually agree) (each, a "Pre-Paid Advance"), with an aggregate limit of $300.0 million. Amounts outstanding under Pre-Paid Advances can be offset by the issuance of shares of Common Stock to Yorkville at a price per share calculated pursuant to the PPA, which in no event will be less than $1.00 per share. The issuance of the shares under the PPA is subject to certain limitations, including that the aggregate number of shares of Common Stock issued pursuant to the PPA (including the aggregation with the issuance of Common Stock under the SEPA) cannot exceed 19.9% of the Company's outstanding stock as of May 10, 2022. In addition, subject to certain conditions and limitations, the Company has the right to issue shares of Common Stock and cause Yorkville to offset certain outstanding amounts under the PPA. Interest accrues on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 5%, subject to an increase to 15% upon events of default described in the PPA. Each Pre-Paid Advance has a maturity date of 15 months.

On July 22, 2022, the Company received an aggregate of $49.5 million on account of the first Pre-Paid Advance in accordance with the PPA. Additional Pre-Paid Advances under the PPA are subject to conditions precedent, including that there are no more than $10.0 million outstanding under prior Pre-Paid Advances. The Company currently intends to terminate the SEPA.
ATM Program
On August 8, 2022, the Company entered into an At-the-Market Offering Agreement (the "ATM Agreement") with Evercore Group L.L.C. and H.C. Wainwright & Co., LLC (collectively, the "agents"), to sell shares of Common Stock having an aggregate sales price of up to $200.0 million, from time to time, through an “at-the-market offering” program under which the agents will act as sales agent. The sales, if any, will be made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company will pay the agents a commission rate of up to 3.0% of the gross sales price per share sold, with H.C. Wainwright & Co., LLC being entitled to an additional 1.5% of the gross sales price per share sold, and has agreed to provide the agents with customary indemnification, contribution and reimbursement rights. The ATM Agreement contains customary representations and warranties and conditions to the sales pursuant thereto. The Company is not obligated to sell any shares of Common Stock under the ATM Agreement and may at any time suspend solicitation and offers thereunder. The offering of shares of Common Stock pursuant to the ATM Agreement will terminate upon the sale of all the shares subject to the ATM Agreement or upon the termination of the ATM Agreement by either the Company or the agents, as permitted therein.

The Company has analyzed its operations subsequent to June 30, 2022 through the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose.

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

We believe we are one of the first automotive manufacturers focused on capturing value across the entirety of the vehicle lifecycle, across multiple owners. Our platform and data architecture is purpose-built to be durable and serve as the foundation for the vehicles we intend to offer, unlocking a highly differentiated, multi-layer business model. The foundational layer is our Multi-Purpose Platform (“MPP” or “platform”) architecture, which serves as the base of our vehicles, including the Lifestyle Vehicle and its Delivery, Base, Premium, and Adventure trims; the Multi-Purpose Delivery Vehicle (“MPDV”) and the Pickup. The next layer is cybersecurity which is embedded in our vehicle to ensure the privacy and protection of vehicle data. Our top hats, or cabins, are modular and purpose-built to provide tailored solutions for our customers. This intentional design enables us to efficiently use resources to produce only what is necessary, underscoring our focus on sustainability and returning capital to customers. The remaining layers, connected accessories and digital customer ecosystem, present high-margin opportunities that extend beyond the initial vehicle sale, across multiple owners. Owners will further be able to customize their vehicles by adding connected accessories such as Bluetooth devices or infotainment systems. In addition, there are opportunities for software sales throughout the vehicle life, including predictive maintenance and service software or advanced driver assistance systems upgrades.

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

In addition to our vehicle technology, we are developing a software platform that aggregates car data from both Canoo and non-Canoo vehicles and delivers valuable insights to our customers. Collected over-the-air for connected vehicles or via an on-board diagnostics device for non-connected vehicles, we believe car data is critical to powering the customer journey and maximizing utility and value from the vehicle ownership experience. Leveraging our data aggregation platform, we aim to create the Canoo Digital Ecosystem, an application store that centralizes all vehicle information for customers and provides key tools across Security & Safety, Household Management, Fleet Management, Lifecycle Management and Vehicle Asset Management. Through our software offering, we believe we can provide differentiated value to both commercial customers and consumers by staying connected throughout the vehicle lifecycle, across multiple owners.

Core to our ethos is delivering high quality products while empowering local communities, which drove our decision to build in America and source a majority of our parts from America and allied nations. We believe vertical integration across our manufacturing and assembly process will enable us to achieve start of production with less supply chain risk and provide us better oversight of our vehicle manufacturing. We are building production facilities in states and communities that are investing in high-tech manufacturing alongside us, creating American jobs and driving innovation. We intend to have an advanced industrialization facility in Bentonville, Arkansas and a mega microfactory in Pryor, Oklahoma. We also plan to move our corporate headquarters to Bentonville. The Bentonville manufacturing facility will be a low-volume facility, which we intend to use in the near-term for the initial production of our vehicles, allowing us to test and validate our manufacturing equipment and processes before large-scale production begins in our mega microfactory. In the long term, we expect to use the Bentonville facility for rapidly innovating on product concepts.

We have made strategic investments in our technology and products that position us to capture three large and growing markets - commercial and passenger vehicles, upfitting and accessories, and car data. With the rise of on-demand delivery and eCommerce, it is increasingly important to bring electrification to commercial vehicles, which Mordor Intelligence estimated represented a market opportunity of over $715 billion as of 2020. We also have chosen to pursue the most profitable segments of the passenger vehicle market, the SUV and Pickup segments, which IHS estimated to have generated over $115 billion in profits in 2020. In addition to this opportunity in commercial and passenger vehicle markets, due to the modularity and customization of all our vehicles, we believe there is a significant opportunity in upfitting and accessories across the vehicle lifecycle, which the Specialty Equipment Market Association estimated were valued at $24 billion in 2020. Lastly, according to research conducted by McKinsey, the value from car data monetization is expected to generate an over $250 billion market by 2030. Altogether, we estimate our highly strategic total market opportunity could grow to be over $1 trillion.
We continue to innovate and develop every aspect of our business, from our non-traditional business model to our built in America, highly utilitarian vehicles optimized to return capital to our customers. We believe being forward-thinking across these areas has set the foundation for us to develop into a scalable business that is differentiated from our peers across the automotive original equipment manufacturer landscape.
Recent Developments

Electric Vehicle Fleet Purchase Agreement and Warrant

On July 11, 2022, Canoo Sales, LLC, a wholly-owned subsidiary of the Company, entered into an Electric Vehicle Fleet Purchase Agreement (the “EV Fleet Purchase Agreement”) with Walmart Inc. (“Walmart”). Pursuant to the EV Fleet Purchase Agreement, subject to certain acceptance and performance criteria, Walmart agreed to purchase at least 4,500 EVs, with an option to purchase up to an additional 5,500 EVs, for an agreed upon capped price per unit determined based on the EV model. The EV Fleet Purchase Agreement (excluding any work order or purchase order as a part thereof) has a five-year term, unless earlier terminated.

In connection with the EV Fleet Purchase Agreement, the Company entered into a Warrant Issuance Agreement with Walmart pursuant to which the Company issued to Walmart a warrant (the “Warrant”) to purchase an aggregate of 61.2 million shares of Common Stock, at an exercise price of $2.15 per share. The Warrant has a term of ten years and is vested immediately with respect to 15.3 million shares of Common Stock. Thereafter, subject to stockholder approval, if applicable, the Warrant will vest quarterly in amounts proportionate with the net revenue realized by the Company from transactions with Walmart or its affiliates until such net revenue equals $300.0 million, at which time the Warrant will have vested fully. In the event that stockholder approval is not obtained, in lieu of any shares which would have been issued to Walmart on account of the Warrant, the Company is required to pay to Walmart an amount in cash calculated pursuant to the Warrant.

Yorkville Facility II

On July 20, 2022, the Company entered into a Pre-Paid Advance Agreement with Yorkville. In accordance with the terms of the PPA, the Company may request advances of up to $50.0 million in cash from Yorkville (or such greater amount that the parties may mutually agree) (each, a “Pre-Paid Advance”), with an aggregate limit of $300.0 million. Such Pre-Paid Advances can be offset by the issuance of shares of Common Stock to Yorkville at a price per share calculated pursuant to the PPA, which in no event will be less than $1.00 per share. The issuance of the shares under the PPA is subject to certain limitations. In addition, subject to certain conditions and limitations, the Company has the right to issue shares of Common Stock and cause Yorkville to offset certain outstanding amounts under the PPA. Interest accrues on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 5%, subject to an increase to 15% upon events of default described in the PPA. Each Pre-Paid Advance has a maturity date of 15 months.

On July 22, 2022, the Company received an aggregate of $49.5 million on account of the first Pre-Paid Advance in accordance with the PPA. Additional Pre-Paid Advances under the PPA are subject to conditions precedent, including that there are no more than $10 million outstanding under prior Pre-Paid Advances.

ATM Program
On August 8, 2022, the Company entered into an At-the-Market Offering Agreement (the "ATM Agreement") with Evercore Group L.L.C. and H.C. Wainwright & Co., LLC (collectively, the "agents"), to sell shares of Common Stock having an aggregate sales price of up to $200.0 million, from time to time, through an “at-the-market offering” program under which the agents will act as sales agent. The sales, if any, will be made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company will pay the agents a commission rate of up to 3.0% of the gross sales price per share sold, with H.C. Wainwright & Co. LLC being entitled to an additional 1.5% of the gross sales price per share sold, and has agreed to provide the agents with customary indemnification, contribution and reimbursement rights. The ATM Agreement contains customary representations and warranties and conditions to the sales pursuant thereto. The Company is not obligated to sell any shares of Common Stock under the ATM Agreement and may at any time suspend solicitation and offers thereunder. The offering of shares of Common Stock pursuant to the ATM Agreement will terminate upon the sale of all the shares subject to the ATM Agreement or upon the termination of the ATM Agreement by either the Company or the agents, as permitted therein.

For more information, see Note 1 and Note 15 of the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below.
Availability of Financing Sources and Commercialization of Our EVs
We expect to derive future revenue from our first vehicle offerings. In order to reach commercialization, we must purchase and integrate related property and equipment, as well as achieve several research and development milestones.
Our capital and operating expenditures have increased significantly in connection with our ongoing activities and we expect they will continue to increase, as we:
•continue to invest in our technology, research and development efforts;
•compensate existing personnel;
•invest in manufacturing capacity, via our owned facilities;
•increase our investment in marketing, advertising, sales and distribution infrastructure for our EVs and services;
•obtain, maintain and improve our operational, financial and management information systems;
•hire additional personnel;

•commercialize our EVs;
•obtain, maintain, expand and protect our intellectual property portfolio; and
•continue to operate as a public company.
We require substantial additional capital to develop our EVs and services and fund our operations for the foreseeable future. We will also require capital to identify and commit resources to investigate new areas of demand. Until we can generate sufficient revenue from vehicle sales, we are financing our operations through access to private and public equity offerings and debt financings. Management believes substantial doubt exists about the Company’s ability to continue as a going concern for twelve months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q.
Macroeconomic Conditions and COVID-19 Impact

Current adverse macroeconomic conditions, including but not limited to heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, challenges in the supply chain and the Ukraine war, could negatively affect our business. In addition, COVID-19 virus variants, infection rates and regulations continue to fluctuate in various regions of the world, and there are ongoing global impacts resulting from the pandemic.

Increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and increased demand for consumer electronics that use these chips, has resulted in a global shortage of chips in 2021 that has continued in the first half of 2022. As a result, our ability to source semiconductor chips used in our vehicles may be adversely affected. This shortage may result in increased chip delivery lead times, delays in the production of our vehicles, and increased costs to source available semiconductor chips.

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
Currently, we conduct business through one operating segment. We are an early stage-growth company with no commercial operations, and our activities to date have been limited and are primarily conducted in the United States. For more information about our basis of presentation, refer to Note 2 of the notes to our accompanying financial statements for the three and six months ended June 30, 2022.
Research and Development Expenses, excluding Depreciation
Research and development expenses, excluding depreciation consist of salaries, employee benefits and expenses for design and engineering and certain manufacturing personnel, stock-based compensation, as well as materials and supplies used in research and development activities. In addition, research and development expenses include fees for consulting and engineering services from third party vendors.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2022 and 2021
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(in thousands)	2022	2021			2022	2021
Revenue	$—	$—	$—	NM	$—	$—	$—	NM
Costs and Operating Expenses
Cost of revenue, excluding depreciation	—	—	—	NM	—	—	—	NM
Research and development expenses, excluding depreciation	115,460	57,638	57,822	100%	197,946	96,956	100,990	104%
Selling, general and administrative expenses, excluding depreciation	55,152	44,625	10,527	24%	110,773	100,252	10,521	10%
Depreciation	2,892	2,083	809	39%	5,570	4,207	1,363	32%
Total costs and operating expenses	173,504	104,346	69,158	66%	314,289	201,415	112,874	56%
Loss from operations	(173,504)	(104,346)	(69,158)	66%	(314,289)	(201,415)	(112,874)	56%
Interest income (expense)	19	34	(15)	(44)%	(9)	46	(55)	(120)%
Gain (loss) on fair value change in contingent earnout shares liability	9,471	(8,157)	17,628	(216)%	24,936	75,402	(50,466)	(67)%
Loss on fair value change in private placement warrants liability	—	—	—	NM	—	(1,639)	1,639	(100)%
Other (expense), net	(378)	(85)	(293)	345%	(395)	(174)	(221)	127%
Loss before income taxes	(164,392)	(112,554)	(51,838)	46%	(289,757)	(127,780)	(161,977)	127%
Provision for income taxes	—	—	—	NM	—	—	—	NM
Net loss and comprehensive loss	$(164,392)	$(112,554)	$(51,838)	46%	$(289,757)	$(127,780)	$(161,977)	127%
“NM” means not meaningful
Revenue and Cost of Revenue, excluding Depreciation
During the three and six months ended June 30, 2022 and 2021, we did not generate any revenue since the Company is an early growth stage company in the pre-commercialization stage of development.
Research and Development Expenses, excluding Depreciation
Research and development expenses increased by $57.8 million, or 100%, to $115.5 million in the three months ended June 30, 2022, compared to $57.6 million in the three months ended June 30, 2021. The increase was primarily due to increases in research and development costs such as engineering and design, testing, prototype tooling, and gamma parts of $33.0 million, salary and related benefits expense of $17.6 million, and professional fees of $3.7 million. The increase in research and development costs primarily related to expenditures for the gamma stage engineering design and development costs incurred during the three months ended June 30, 2022.
Research and development expenses increased by $101.0 million, or 104%, to $197.9 million in the six months ended June 30, 2022, compared to $97.0 million the six months ended June 30, 2021. The increase was primarily due to increases in research and development costs such as engineering and design, testing, prototype tooling, and gamma parts of $55.8 million, salary and related benefits expense of $32.9 million, and professional fees of $5.1 million. The increase in research and development costs primarily related to expenditures for the gamma stage engineering design and development costs incurred during the six months ended June 30, 2022.

Salary and related benefits expenses increased $17.6 million during the three months ended June 30, 2022 to $36.9 million from $19.3 million during the three months ended June 30, 2021 and increased $32.9 million during the six months ended June 30, 2022 to $67.2 million from $34.3 million during the six months ended June 30, 2021. These increases are primarily due to continued investment in personnel and contract employees to drive and reach our research and development goals.

Professional fees increased $3.7 million to $5.5 million during the three months ended June 30, 2022 from $1.8 million during the three months ended June 30, 2021. Professional fees increased $5.1 million to $7.5 million during the six months ended June 30, 2022 from $2.4 million during the six months ended June 30, 2021 due to activities related to business development, legal fees, and consulting fees.
We expect to continue to see an overall increase in research and development expenses to support our growth and initiatives related to the Lifestyle Vehicle, MPDVs, and Pickup which are expected to launch as early as 2022 and 2023.
Selling, General and Administrative Expenses, excluding Depreciation
Selling, general and administrative expenses increased by $10.5 million, to $55.2 million for the three months ended June 30, 2022, compared to $44.6 million for the three months ended June 30, 2021. The increase was primarily due to an increase of $9.0 million in salary and related benefits. Other factors affecting selling, general and administrative expenses were individually immaterial.
Selling, general and administrative expenses increased by $10.5 million, to $110.8 million for the six months ended June 30, 2022, compared to $100.3 million for the six months ended June 30, 2021. Refer to below and Note 10 for information regarding stock-based compensation expense. The increase was primarily due to increases of $18.1 million in salary and related benefits, $8.7 million in professional fees, $7.9 million in IT expenses, and $2.8 million in occupancy costs partially offset by a decrease of $28.7 million in stock-based compensation expenses.
Professional fees increased by $8.7 million to $26.0 million during the six months ended June 30, 2022 from $17.3 million during the three months ended June 30, 2021, primarily due to activities related to business development, legal fees, and consulting fees.
Salary and related benefits expenses increased by $9.0 million to $14.4 million in the three months ended June 30, 2022, compared to $5.4 million in the three months ended June 30, 2021. Salary and related benefits expenses increased by $18.1 million to $27.5 million in the six months ended June 30, 2022, compared to $9.4 million in the six months ended June 30, 2021. These increases were due primarily to investment in personnel to support our growth and achieve start of production in late 2022.
IT expenses increased by $7.9 million to $10.3 million during the six months ended June 30, 2022 from $2.4 million during the three months ended June 30, 2021. Occupancy fees increased by $2.8 million to $9.0 million during the six months ended June 30, 2022 from $6.2 million during the three months ended June 30, 2021.
The decrease in stock-based compensation expenses of $28.7 million for the six months ended June 30, 2022 was primarily driven by the granting of certain restricted stock awards in the prior period resulting in the recognition of stock-based compensation expense in the amount of $27.9 million, some of which immediately vested during the quarter ended June 30, 2021. See further discussion on stock-based compensation in Note 10 of the notes to our accompanying financial statements.
We expect to see an overall increase in selling, general and administrative expenses to support our growth and initiatives related to the Lifestyle Vehicle, MPDVs, and Pickup which are expected to launch as early as 2022 and 2023.
Gain on Fair Value Change in Contingent Earnout Shares Liability
We recognized a non-cash gain on fair value change of contingent earnout shares liability of $9.5 million and $24.9 million in the three and six months ended June 30, 2022, respectively, which was a result of the periodic remeasurement of the fair value of our contingent earnout shares liability. A non-cash loss on fair value change of contingent earnout shares liability of $8.2 million and non-cash gain of $75.4 million was recognized in the three and six months ended June 30, 2021, respectively.

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
EBITDA and Adjusted EBITDA
“EBITDA” is defined as net loss before interest expense, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation, changes to the fair value of contingent earnout shares liability, changes to the fair value of warrants liability, and any other one-time non-recurring transaction amounts impacting the statement of operations during the year. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe EBITDA and Adjusted EBITDA, when combined with net loss are beneficial to an investor’s complete understanding of our operating performance. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate EBITDA and Adjusted EBITDA in the same fashion.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We manage our business utilizing EBITDA and Adjusted EBITDA as supplemental performance measures.
The following table reconciles net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(164,392)	$(112,554)	$(289,757)	$(127,780)
Interest (income) expense	(19)	(34)	$9	$(46)
Provision for income taxes	—	—	$—	$—
Depreciation	2,892	2,083	$5,570	$4,207
EBITDA	(161,519)	(110,505)	$(284,178)	$(123,619)
Adjustments:
(Gain) loss on fair value change in contingent earnout shares liability	(9,471)	8,157	$(24,936)	$(75,402)
Loss on fair value change in private placement warrants liability	—	—	$—	$1,639
Other expense, net	378	85	$395	$174
Stock-based compensation	20,773	25,514	$41,453	$70,660
Adjusted EBITDA	$(149,839)	$(76,749)	$(267,266)	$(126,548)

Liquidity and Capital Resources
As of June 30, 2022, we had unrestricted cash and cash equivalents in the amount of $33.8 million, which was primarily invested in money market funds that consist of liquid debt securities issued by the U.S. government. In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. Additionally, see discussion related to the operating lease maturity schedule and any new leases entered into in Note 8 of the notes to our accompanying financial statements.

We have incurred and expect to incur, net losses which have resulted in an accumulated deficit of $981.9 million as of June 30, 2022. Management continues to explore raising additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing to supplement the Company’s capitalization and liquidity. If we raise additional funds by issuing debt securities or preferred stock, or by incurring loans, these forms of financing would have rights, preferences, and privileges senior to those of holders of our Common Stock. The availability and the terms under which we may be able to raise additional capital could be disadvantageous, and the terms of debt financing or other non-dilutive financing may involve restrictive covenants and dilutive financing instruments, which could place significant restrictions on our operations. Macroeconomic conditions and credit markets could also impact the availability and cost of potential future debt financing. If we raise capital through the issuance of additional equity, such sales and issuance would dilute the ownership interests of the existing holders of Common Stock. There can be no assurances that any additional debt, other non-dilutive and/or equity financing would be available to us on favorable terms or at all. We expect to continue to incur net losses, comprehensive losses, and negative cash flows from operating activities in accordance with our operating plan as we continue to expand our research and development activities to complete the development of our MPP and EVs, establish our go-to-market model and scale our operations to meet anticipated demand. We expect that both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:
•continue to invest in our technology, research and development efforts;
•compensate existing personnel;
•invest in manufacturing capacity, via our owned facilities;
•increase our investment in marketing, advertising, sales and distribution infrastructure for our EVs and services;
•obtain, maintain and improve our operational, financial and management information systems;
•hire additional personnel;
•commercialize our EVs;
•obtain, maintain, expand and protect our intellectual property portfolio; and
•operate as a public company.
As of the date of this report, we believe that our existing cash resources and additional sources of liquidity are not sufficient to support planned operations, which comprise bringing our lifestyle vehicle to the point of production, for the next 12 months. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	For the six months ended June 30,
Consolidated Cash Flow Statements Data	2022	2021
Net cash used in operating activities	$(237,565)	$(108,818)
Net cash used in investing activities	(34,980)	(28,653)
Net cash provided by (used in) financing activities	92,630	(1,386)

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
Net cash used in operating activities was $237.6 million for the six months ended June 30, 2022. Our cash outflow from operating activities primarily consist of payments related to our research and development and selling, general and administration expenses. Total expenditure as it relates to research and development excluding depreciation was $197.9 million during the six months ended June 30, 2022, of which $15.2 million related to stock-compensation expenses. We also incurred selling, general and administration expenses of $110.8 million for the six months ended June 30, 2022, of which $26.3 million related to stock-compensation expenses. The expenses include salaries and benefits paid to employees as primarily all salaries and benefits were paid in cash during the six months ended June 30, 2022.
Net cash used in operating activities was $108.8 million for the six months ended June 30, 2021. Our cash outflow from operating activities primarily consist of payments related to our research and development and selling, general and administration expenses. The total expenditure as it relates to research and development excluding depreciation was $97.0 million during the six months ended June 30, 2021 of which $15.6 million related to stock-compensation expenses during the year. We also incurred selling, general and administration expenses of $100.3 million for the six months ended June 30, 2021, of which $55.0 million related to stock-compensation expenses during the six months ended June 30, 2021. The expenses include salaries and benefits paid to employees as primarily all salaries and benefits were paid in cash during the six months ended June 30, 2021.
Cash Flows from Investing Activities
We generally expect to experience negative cash flows from investing activities as we expand our business and continue to build our infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth.
Net cash used in investing activities was approximately $35.0 million for the six months ended June 30, 2022, which primarily consisted of purchases of production tooling and machinery and equipment to support future manufacturing activities offset by a repayment received in February 2022 totaling $30.4 million from VDL Nedcar.
Net cash used in investing activities was approximately $28.7 million for the six months ended June 30, 2021, which primarily consisted of purchases of production tooling as well as machinery and equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $92.6 million for the six months ended June 30, 2022, which was primarily due to proceeds of $50.0 million from purchase of Common Stock under the PIPE agreement, proceeds of $32.5 million from issuance of shares under SEPA agreement, and $8.4 million received from VDL Nedcar in February 2022 for the purchase of the shares of Common Stock.
Net cash used in financing activities was $1.4 million for the six months ended June 30, 2021, which was primarily due to proceeds of $6.9 million resulting from the exercise of public warrants, offset by the payment of the Company’s PPP loan.
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
There have been no material changes to our critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2021. For a discussion of our critical accounting estimates, see the section titled “Critical Accounting Policies and Estimates” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations', each included in our Annual Report on Form 10-K.
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
Interest Rate Risk

We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents. We had cash and cash equivalents totaling $33.8 million as of June 30, 2022. Our cash and cash equivalents were invested primarily in money market funds and are not invested for trading or speculative purposes. However, due to the short-term nature and the low-risk profile of the money market funds, we do not believe a sudden increase or decrease in market interest rates would have a material effect on the fair market value of our portfolio.
Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Inflationary factors such as increases in material costs (e.g. semiconductor chips) or overhead costs may adversely affect our business, financial condition, and operating costs upon commencing commercial operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Executive Chair and Chief Executive Officer, ("CEO") and Interim Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. We have established and currently maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on an evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Financial Results

Our management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient additional funding or do not have access to capital, we may be required to terminate or significantly curtail our operations.

Based on their assessment, our management has raised concerns about our ability to continue as a going concern. Management continues to explore raising additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing to supplement the Company’s capitalization and liquidity. However, as substantial doubt about our ability to continue as a going concern exists, our ability to finance our operations through the sale and issuance of additional debt or equity securities or through bank or other financing could be impaired and management cannot conclude as of the date of this filing that its plans are probable of being successfully implemented. As of the date of this report, we believe that our existing cash resources and additional sources of liquidity are not sufficient to support planned operations, which comprise bringing our lifestyle vehicle to the point of production, for the next 12 months. Our ability to continue as a going concern will depend on our ability to obtain additional capital.

Our principal sources of liquidity are our unrestricted cash balance in the amount of $33.8 million (which includes proceeds from the PIPE), as of June 30, 2022, and potential proceeds from Pre-Paid Advances under the PPA with Yorkville and the ATM Program. Additional Pre-Paid Advances under the PPA are subject to conditions precedent, including that there are no more than $10 million outstanding under prior Pre-Paid Advances. As of the date of the filing of this Quarterly Statement on Form 10-Q, there are $37.5 million of Pre-Paid Advances outstanding under the PPA. In addition, even though we have entered into the SEPA and sold an aggregate of 14.2 million shares of Common Stock to Yorkville, in connection with our entry into the PPA, we agreed to not request any further purchases of our Common Stock or Pre-Advanced Loans under the SEPA while there are any Pre-Paid Advances under the PPA and we currently intend to terminate the SEPA. In addition, on August 8, 2022, we entered into the ATM Agreement with the agents, which established an at-the-market equity program for the sale of shares of our Common Stock having an aggregate offering price of up to $200.0 million. The decision regarding the sale of shares through the ATM Program will be subject to market conditions, such as trading volume, price of our Common Stock and other factors beyond our control, as well as certain conditions included in the ATM Agreement. There’s no guarantee that we will be able to sell any shares and receive any proceeds from the ATM Program. Therefore, our current sources of financing remain limited.

Additional capital may not be available on favorable terms, or at all, and additional equity financing could further dilute our current stockholders. If we raise additional funds by issuing debt securities or preferred stock, or by incurring additional loans, these forms of financing would have rights, preferences, and privileges senior to those of holders of our Common Stock. If adequate capital is not available to us in the amounts needed, we could be required to terminate or significantly curtail our operations in which case our investors could lose some or all of their investment.

Outstanding amounts under the PPA or under the SEPA, if not terminated and if and when available, will make us more vulnerable to downturns in our financial condition, and any shares of Common Stock we issue under the PPA, or the SEPA, if not terminated and if and when available, will further dilute our stockholders.

As of the date of this Quarterly Statement on Form 10-Q, there are $37.5 million of Pre-Paid Advances outstanding under the PPA. If our cash flow from operations is insufficient to meet our payments under the PPA or the SEPA, if not terminated and if and when available, or we are unable to offset amounts outstanding under the PPA with the issuance of shares of Common Stock, we would incur an event of the default under these facilities, in which case, all outstanding amounts would be immediately due and payable. Any debt we incur from Yorkville or other parties could make us more vulnerable to a downturn in our operating results or a downturn in economic conditions. If our cash flow from operations is insufficient to meet any debt service requirements or we incur an event of default, we could be required to refinance our obligations, or dispose of assets in order to meet debt service requirements.

In addition, any additional shares of Common Stock that we issue to Yorkville under the PPA or the SEPA, if not terminated and if and when available, will further dilute our current stockholders.

We expect that a substantial portion of our initial revenue will be from one customer. If we are unable to maintain this relationship, or if Walmart purchases significantly fewer vehicles than we currently anticipate or none at all, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

Our future success depends on us commencing commercial sales and attracting a large number of customers for our EVs. In the near-term, if we are able to complete the development of our MPP and EVs, we expect that a substantial portion of our revenue will be generated from Walmart.

On July 11, 2022, we entered into the EV Fleet Purchase Agreement with Walmart, pursuant to which, subject to certain acceptance and performance criteria, Walmart agreed to purchase at least 4,500 EVs, with an option to purchase up to an additional 5,500 EVs. Walmart may terminate the EV Fleet Purchase Agreement for convenience upon at least 30 days’ written notice. In addition, Walmart’s purchases are subject to us meeting certain acceptance and performance criteria with respect to EVs, if we are unable to meet such requirements, Walmart may decide to purchase only the initial 4,500 EVs, or no vehicles at all, and may also terminate the EV Fleet Purchase Agreement. If Walmart terminates the EV Fleet Purchase Agreement or purchases less EVs than expected, we will not realize the revenue that we expect to realize from this agreement.

Because initially, we expect that a substantial portion of our revenue will be generated from Walmart, if our efforts to satisfy and retain Walmart are not successful, our ability to maintain and/or grow our business will be materially adversely impacted.

In addition, the automotive market is highly competitive, and our relationship with Walmart will limit our access to certain customers that could represent substantial business opportunities. Under the EV Fleet Purchase Agreement, we granted Walmart exclusivity rights, which restrict our ability to contract with Amazon.com, Inc., its subsidiaries, or affiliates. If due to the exclusivity granted to Walmart, we cannot sell our EVs to these customers, our operations may be adversely impacted. Furthermore, our commercial relationship with Walmart, together with its ownership of our Common Stock as a result of the exercise of the Warrant we issued to Walmart, may deter Walmart’s competitors or other third parties from contracting with us.

Under the EV Fleet Purchase Agreement, we will make substantial capital investments and strategic business decisions. If we are unable to maintain our relationship with Walmart, or if Walmart purchases significantly fewer vehicles than we currently anticipate or none at all, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

Risks Related to Our Securities

The issuance of shares of our Common Stock upon exercise of our outstanding warrants will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of June 30, 2022, there were 23,755,069 public warrants outstanding. In February 2022, we also issued a warrant to purchase an aggregate of approximately 1.0 million shares of Common Stock to VDL Nedcar at exercise prices ranging from $18 to $40 per share. In connection with the EV Fleet Purchase Agreement, we issued to Walmart a Warrant to purchase an aggregate of 61.2 million shares of Common Stock, at an exercise price of $2.15 per share. The Warrant is vested with respect to 15.3 million shares of Common Stock.

To the extent any of our outstanding warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares subject to resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Common Stock and may make it more difficult for you to sell your shares at a time and price that you deem appropriate.

Substantial blocks of our Common Stock may be sold into the market as a result of the shares sold to Yorkville under the PPA or the SEPA, if not terminated and if and when available, and under the ATM Program, which may cause the price of our Common Stock to decline.

The price of our Common Stock could decline if there are substantial sales of shares of our Common Stock, if there is a large number of shares of our Common Stock available for sale, or if there is the perception that these sales could occur.

On May 10, 2022, we entered into a SEPA with Yorkville and have issued an aggregate of 14.2 million shares to Yorkville thereunder. On July 20, 2022, we entered into the PPA with Yorkville pursuant to which Pre-Paid Advances can be offset with the issuance of shares of Common Stock. It is expected that Yorkville will sell any shares issued under the SEPA or the PPA in the market. The Company currently intends to terminate the SEPA. On July 11, 2022, we issued the Warrant to Walmart to purchase 61.2 million shares of Common Stock, of which 15.3 million shares of Common Stock have vested and may be immediately exercised. On August 8, 2022, we entered into the ATM Agreement pursuant to which we may offer and sell shares of our Common Stock from time to time having an aggregate offering price of up to $200.0 million.

Any issuance of shares of Common Stock pursuant to the SEPA, if not terminated and if and when available, the PPA, the Warrant and the ATM Program will dilute the percentage ownership of stockholders and may dilute the per share projected earnings (if any) or book value of our Common Stock. Sales of a substantial number of shares of our Common Stock in the public market or other issuances of shares of our Common Stock, or the perception that these sales or issuances could occur, could cause the market price of our Common Stock to decline and may make it more difficult for you to sell your shares at a time and price that you deem appropriate.

The actual number of shares of Common Stock we will issue pursuant to the PPA or the SEPA, if not terminated and if and when available, and the ATM Program, at any one time or in total, is uncertain.

Subject to certain conditions in the PPA and the SEPA, if not terminated and if and when available, and compliance with applicable law, we have issued and may continue to issue shares of our Common Stock to Yorkville. The number of shares of Common Stock that are issued to Yorkville will fluctuate based on a number of factors. In addition, subject to certain conditions and compliance with applicable law, under the ATM Program we may issue shares of our Common Stock from time to time in the market. It is not possible at this stage to predict the number of shares of Common Stock that will be ultimately issued pursuant to the PPA, the SEPA, if not terminated and if and when available, or the ATM Program.

General Risk Factors

For the second quarter of 2022, we have re-qualified as a “smaller reporting company” within the meaning of the Securities Act. The reduced disclosure requirements applicable to smaller reporting companies may make our Common Stock less attractive to investors.

Based on the aggregate worldwide market value of voting and non-voting Common Stock held by non-affiliates as of June 30, 2022, we re-qualified as a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act and for so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include, among others:

•being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
•being permitted to omit quantitative and qualitative disclosures of market risk; and
•not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting of Section 404(b) of the Sarbanes-Oxley Act.

These scaled disclosures may make comparison of our disclosures with another public company, which is not a smaller reporting company, difficult because of the differences in the extent of such disclosure. We cannot predict whether investors will find our Common Stock less attractive if we rely on these exemptions. If some investors find our Common Stock less attractive as a result, we could experience greater difficulty raising equity capital, there may be a less active trading market for our Common Stock, and our stock price may be more volatile.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

During the three months ended June 30, 2022, the Company issued 14.2 million shares of Common Stock to Yorkville under the SEPA for cash proceeds of $32.5 million. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. Yorkville represented to the Company that it is an “accredited investor” as defined in Rule 501 of the Securities Act.

During the three months ended June 30, 2022, the Company sold other equity securities not registered under the Securities Act, as has been previously disclosed in Current Reports on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below provides information with respect to recent repurchases of unvested shares of our Common Stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2022	122,146	$0.01	—	—
May 1 - May 31, 2022	27,020	$0.01	—	—
June 1 - June 30, 2022	25,471	$0.01	—	—
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
4.1
Warrant Issuance Agreement, dated as of July 11, 2022, by and between Canoo Inc. and Walmart Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2022).

4.2	Warrant dated July 11, 2022, issued by the Canoo Inc. to Walmart, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2022).
10.1	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2022).
10.2
Standby Equity Purchase Agreement, dated May 10, 2022, by and between Canoo Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2022).

10.3*†	Electric Vehicle Fleet Purchase Agreement, dated as of July 11, 2022, by and between Canoo Sales, LLC and Walmart Inc.
10.4
Pre-Paid Advance Agreement, dated July 20, 2022, by and between Canoo Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2022).

10.5
Side Letter to Standby Equity Purchase Agreement, dated July 20, 2022, by and between Canoo Inc. and YA PN, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2022).

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
†    Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause the Company competitive harm if publicly disclosed. The Company agrees to furnish an unredacted copy to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.
Date: August 8, 2022

CANOO INC.

By:	/s/ Tony Aquila
Name:	Tony Aquila
Title:	Chief Executive Officer and Executive Chair of the Board
(Principal Executive Officer)

By:	/s/ Ramesh Murthy
Name:	Ramesh Murthy
Title:	Interim Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)