Form 10-Q
period 2022-09-30
Canoo Inc.
filed 2022-11-09
CIK 1750153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2022, there were 324,500,887 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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
•Our management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern. If we are unable to obtain additional funding or do not have access to additional capital, we will be unable to execute our business plans and could be required to terminate or significantly curtail our operations.
•Economic, regulatory, political and other events, including the rise in interest rates, heightened inflation, slower growth or recession, issues with supply chain, shortage of labor and the war in Ukraine, adversely affect our financial results.

•Our ability to meet the timelines we have established for start of production of our initial electric vehicles ("EVs") is uncertain.
•We are an early stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.
•We may be unable to adequately control the costs associated with our operations.
•If we fail to successfully build and tool our manufacturing facilities and/or if we are unable to establish or continue a relationship with a contract manufacturer or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.
•Developing our own manufacturing facilities for production of our EVs could increase our capital expenditures and delay or inhibit production of our EVs.
•Customers who have committed to purchase significant amounts of our vehicles may purchase significantly fewer vehicles than we currently anticipate or none at all. In that case, we will not realize the revenue we expect from these customers.
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
Importantly, the summary above does not address all the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized herein, as well as other risks and uncertainties that we face, can be found under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission ("SEC") on March 1, 2022. The above summary is qualified in its entirety by those more complete discussions of such risks and uncertainties. Given such risks and uncertainties, you should not place undue reliance on forward-looking statements.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CANOO INC.

Condensed Consolidated Balance Sheets (in thousands, except par values) (unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$6,815	$224,721
Restricted cash, current	4,208	2,771
Inventory	1,282	—
Prepaids and other current assets	28,107	63,814
Total current assets	40,412	291,306
Property and equipment, net	301,974	202,314
Restricted cash, non-current	9,500	—
Operating lease right-of-use assets	28,469	14,228
Deferred asset - Walmart warrants	50,175	—
Other assets	14,256	15,226
Total assets	$444,786	$523,074

Liabilities and stockholders' equity
Liabilities
Current liabilities
Accounts payable	$96,576	$52,267
Accrued expenses and other current liabilities	74,118	83,925
Convertible debt, current	12,500	—
Total current liabilities	183,194	136,192
Contingent earnout shares liability	6,188	29,057
Operating lease liabilities	27,533	13,826
Total liabilities	216,915	179,075

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000 authorized; 299,868 and 238,578 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	29	24
Additional paid-in capital	1,327,435	1,036,104
Accumulated deficit	(1,099,593)	(692,129)
Total stockholders’ equity	227,871	343,999
Total liabilities and stockholders’ equity	$444,786	$523,074
The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statements of Operations (in thousands, except per share values) Three and Nine Months ended September 30, 2022 and 2021 (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenue	$—	$—	$—	$—

Costs and Operating Expenses
Cost of revenue, excluding depreciation	—	—	—	—
Research and development expenses, excluding depreciation	57,063	59,387	255,009	158,033
Selling, general and administrative expenses, excluding depreciation	48,826	45,510	159,600	144,072
Depreciation	3,449	2,109	9,020	6,317
Total costs and operating expenses	109,338	107,006	423,629	308,422
Loss from operations	(109,338)	(107,006)	(423,629)	(308,422)

Other (expense) income
Interest (expense) income	(2,179)	33	(2,189)	79
(Loss) gain on fair value change in contingent earnout shares liability	(2,067)	25,764	22,869	101,166
Loss on fair value change in private placement warrants liability	—	—	—	(1,639)
Loss on extinguishment of debt	(4,095)	—	(4,095)	—
Other (expense) income, net	(26)	334	(420)	160
Loss before income taxes	(117,705)	(80,875)	(407,464)	(208,656)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(117,705)	$(80,875)	$(407,464)	$(208,656)

Per Share Data:
Net loss per share, basic and diluted	$(0.43)	$(0.35)	$(1.62)	$(0.92)

Weighted-average shares outstanding, basic and diluted	275,455	228,477	250,783	226,747
The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statement of Stockholders’ Equity (in thousands) Three and Nine Months Ended September 30, 2022 (unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	238,578	$24	$1,036,104	$(692,129)	$343,999
Repurchase of unvested shares – forfeitures	(296)	—	(3)	—	(3)
Issuance of shares for restricted stock units vested	584	—	—	—	—
Issuance of shares upon exercise of vested stock options	20	—	—	—	—
Purchase of shares and warrants by VDL Nedcar	972	—	8,400	—	8,400
Stock-based compensation	—	—	20,680	—	20,680
Net loss and comprehensive loss	—	—		(125,367)	(125,367)
Balance as of March 31, 2022	239,858	$24	$1,065,181	$(817,496)	$247,709
Repurchase of unvested shares - forfeitures	(175)	—	(3)	—	(3)
Issuance of shares for restricted stock units vested	1,017	—	—	—	—
Issuance of shares under SEPA agreement (Note 12)	14,236	1	33,082	—	33,083
Issuance of shares under PIPE agreement (Note 10)	13,699	1	49,999	—	50,000
Issuance of shares upon exercise of vested stock options	7	—	—	—	—
Issuance of shares under employee stock purchase plan	254	—	1,175	—	1,175
Stock-based compensation	—	—	20,773	—	20,773
Net loss and comprehensive loss	—	—	—	(164,392)	(164,392)
Balance as of June 30, 2022	268,896	$26	$1,170,207	$(981,888)	$188,345
Repurchase of unvested shares - forfeitures	(176)	—	(3)	—	(3)
Issuance of shares for restricted stock units vested	1,245	—	—	—	—
Issuance of shares upon exercise of vested stock options	24	—	—	—	—
Issuance of shares under employee stock purchase plan	830	—	1,324	—	1,324
Issuance of shares under PPA agreement (Note 7)	27,015	3	81,906	—	81,909
Issuance of shares under legal settlement (Note 8)	2,034	—	5,532	—	5,532
Recognition of vested Walmart warrants	—	—	50,175	—	50,175
Offering costs for the issuance of shares	—	—	(1,233)	—	(1,233)
Stock-based compensation	—	—	19,527	—	19,527
Net loss and comprehensive loss	—	—	—	(117,705)	(117,705)
Balance as of September 30, 2022	299,868	29	1,327,435	(1,099,593)	227,871
The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statement of Stockholders’ Equity (in thousands) Three and Nine Months Ended September 30, 2021 (unaudited)

	Common stock			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares		Amount
Balance as of December 31, 2020	235,753		$24	$910,579	$(345,361)	$565,242
Proceeds from exercise of public warrants	597		—	6,867	—	6,867
Repurchase of unvested shares – forfeitures	(118)		—	(2)	—	(2)
Issuance of shares for restricted stock units vested	1,230		—	—	—	—
Issuance of shares upon exercise of vested stock options	37		—	—	—	—
Stock-based compensation	—		—	45,146	—	45,146
Conversion of private placement warrants to public warrants	—	—	—	8,252	—	8,252
Net loss and comprehensive loss	—		—	—	(15,227)	(15,227)
Balance as of March 31, 2021	237,499		$24	$970,842	$(360,588)	$610,278
Repurchase of unvested shares - forfeitures	(56)		—	(2)	—	(2)
Issuance of shares for restricted stock units vested	114		—	—	—	—
Issuance of shares upon exercise of vested stock options	6		—	—	—	—
Stock-based compensation	—		—	25,514	—	25,514
Net loss and comprehensive loss	—		—	—	(112,554)	(112,554)
Balance as of June 30, 2021	237,563		$24	$996,354	$(473,142)	$523,236
Proceeds from exercise of public warrants	1		—	12	—	12
Repurchase of unvested shares - forfeitures	(391)		—	(3)	—	(3)
Issuance of shares for restricted stock units vested	418		—	—	—	—
Issuance of shares upon exercise of vested stock options	12		—	—	—	—
Stock-based compensation	—		—	19,098	—	19,098
Net loss and comprehensive loss	—		—	—	(80,875)	(80,875)
Balance as of September 30, 2021	237,603		$24	$1,015,461	$(554,017)	$461,468
The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statements of Cash Flows (in thousands) Nine Months Ended September 30, 2022 and 2021 (unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(407,464)	$(208,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,020	6,317
Non-cash operating lease expense	1,515	774
Non-cash commitment fee under SEPA	582	—
Non-cash legal settlement	5,532	—
Stock-based compensation expense	60,980	89,758
Gain on fair value change of contingent earnout shares liability	(22,869)	(101,166)
Loss on fair value change in private placement warrants liability	—	1,639
Loss on extinguishment of debt	4,095	—
Non-cash debt discount	900	—
Amortization of debt issuance costs and non-cash interest expense	1,316	—
Changes in assets and liabilities:
Inventory	(1,282)	—
Prepaid expenses and other current assets	4,037	(8,915)
Other assets	970	(939)
Accounts payable & accrued expenses and other current liabilities	12,805	40,567
Net cash used in operating activities	(329,863)	(180,621)

Cash flows from investing activities:
Purchases of property and equipment	(88,817)	(73,976)
Prepayment to VDL Nedcar	—	(26,134)
Return of prepayment from VDL Nedcar	30,440	—
Net cash used in investing activities	(58,377)	(100,110)

Cash flows from financing activities:
Proceeds from exercise of public warrants	—	6,879
Repurchase of unvested shares	(9)	(7)
Payment of offering costs	(1,219)	(5,306)
Repayment of PPP loan	—	(6,943)
Proceeds from the purchase of shares and warrants by VDL Nedcar	8,400	—
Proceeds from issuance of shares under SEPA agreement	32,500	—
Proceeds from issuance of shares under PIPE	50,000	—
Proceeds from employee stock purchase plan	2,499	—
Proceeds from PPA	89,100	—
Net cash provided by (used in) financing activities	181,271	(5,377)
Net decrease in cash, cash equivalents, and restricted cash	(206,969)	(286,108)

Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	227,492	702,422
Cash, cash equivalents, and restricted cash, end of period	$20,523	$416,314

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$6,815	$414,904
Restricted cash, current at end of period	4,208	1,410
Restricted cash, non-current at end of period	$9,500	$—
Total cash, cash equivalents, and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$20,523	$416,314

Supplemental non-cash investing and financing activities
Acquisition of property and equipment included in current liabilities	$72,375	$46,774
Offering costs included in current liabilities	$1,189	$8,001
Recognition of operating lease right-of-use asset	$15,757	$2,362
Conversion of private placement warrants to public warrants	$—	$8,252
Issuance of shares for extinguishment of convertible debt under PPA agreement	$81,909	$—

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$60

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
2. Basis of Presentation and Summary of Significant Accounting Policies
These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and accounting principles generally accepted in the United States (“GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022 (“Annual Report on Form 10-K”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the Company has made all adjustments necessary to present fairly its condensed consolidated financial statements for the periods presented. Such adjustments are of a normal, recurring nature. The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.
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
Liquidity and Capital Resources

As of the date of the filing of this Form 10-Q, the Company’s principal sources of liquidity are its unrestricted cash balance and its access to capital under the Wainwright ATM Program (as defined below). The Company has incurred losses since inception and had negative cash flow from operating activities of $329.9 million for the nine months ended September 30, 2022. The Company expects to continue to incur net losses and negative cash flows from operating activities in accordance with its operating plan and expects that both capital and operating expenditures will increase significantly in connection with its ongoing activities. As previously disclosed in our 2021 Form 10-K, management planned to raise additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing and to the extent unsuccessful at doing so, management had the intent and ability to use its discretion to delay, scale back, or abandon future expenditures. As of the date of the filing of this Form 10-Q, management has not taken actions to delay, scale back, or abandon future expenditures. However, management’s actions to preserve an adequate level of liquidity for a period of twelve months from the date of the filing of this Form 10-Q are not sufficient on their own without obtaining access to additional liquidity to mitigate the conditions raising substantial doubt about the Company’s ability to continue as a going concern.
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

Macroeconomic Conditions
Current adverse macroeconomic conditions, including but not limited to heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, challenges in the supply chain and the ongoing impacts from COVID-19, could negatively affect our business.
Ultimately, the Company cannot predict the impact of current or worsening macroeconomic conditions or the ongoing impacts of the COVID-19 pandemic. The Company continues to monitor macroeconomic conditions to remain flexible and to optimize and evolve its business as appropriate. To do this, the Company is working on projecting demand and infrastructure requirements and deploying its workforce and other resources accordingly.
Property and Equipment, net
Construction-in-progress is stated at historical cost and is transferred to its respective depreciable asset class once the underlying asset is ready for its intended use. Depreciation of construction-in-progress begins only once placed into service, over the estimated useful life on a straight-line basis. Useful life determination requires significant judgment.
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
Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as required by ASC 820, by level, within the fair value hierarchy as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Fair Value	Level 1	Level 2	Level 3
Liability
Contingent earnout shares liability	$6,188	$—	$—	$6,188

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Liability
Contingent earnout shares liability	$29,057	$—	$—	$29,057

The Company's financial assets and liabilities not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, short-term debt, accounts payable, and other current liabilities and are reflected in the financial statements at cost. Cost approximates fair value for these items due to their short-term nature.
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
Following is a summary of the change in fair value of contingent earnout shares liability for the nine months ended September 30, 2022 (in thousands).

Beginning fair value at December 31, 2021	$29,057
Change in fair value during the period	(22,869)
Ending fair value at September 30, 2022	$6,188
Convertible Debt
The Company accounts for convertible debt that does not meet the criteria for equity treatment in accordance with the guidance contained in Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Accordingly, the Company elected to classify the convertible debt as a liability at amortized cost using the effective interest method. The Company classifies convertible debt based on the re-payment terms and conditions. Any discounts on the convertible debt and costs incurred upon issuance of the convertible debt are amortized to interest expense over the terms of the related convertible debt. Convertible debt is also analyzed for the existence of embedded derivatives, which may require bifurcation from the convertible debt and separate accounting treatment. Refer to Note 7 for information regarding convertible debt.
Warrants

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("ASC 480"), then in accordance with ASC 815-40 ("ASC 815"), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. Refer to Note 13 for information regarding the warrants issued to Walmart Inc. ("Walmart").

3. Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”), in the form of ASUs, to the FASB’s Accounting Standards Codification.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations, which adds certain disclosure requirements for a buyer in a supplier finance program. The amendments require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments are expected to improve financial reporting by requiring new disclosures about the programs, thereby allowing financial statement users to better consider the effect of the programs on an entity’s working capital, liquidity, and cash flows. The amendments are effective for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently assessing the provisions of this new pronouncement and evaluating any material impact that this guidance may have on our condensed consolidated financial statements.
4. Prepaids and other current assets
Prepaids and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Receivable from VDL Nedcar	$—	$30,440
Deferred battery supplier cost	18,300	18,300
Short term deposits	2,977	7,030
Prepaid expense	6,021	4,865
Other current assets	809	3,179
Prepaids and other current assets	$28,107	$63,814

5. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Tooling, machinery, and equipment	31,309	18,040
Computer hardware	8,643	6,161
Computer software	9,053	7,837
Vehicles	295	267
Furniture and fixtures	742	742
Leasehold improvements	14,956	14,939
Construction-in-progress	267,830	176,162
	332,828	224,148
Less: Accumulated depreciation	(30,854)	(21,834)
Property and equipment, net	$301,974	$202,314
Construction-in-progress is primarily related to the development of manufacturing lines as well as equipment and tooling necessary in the production of the Company’s vehicles. Completed tooling assets are transferred to their respective asset classes and depreciation begins when an asset is ready for its intended use.
Depreciation expense for property and equipment was $3.4 million and $9.0 million for the three and nine months ended September 30, 2022, respectively. Depreciation expense for property and equipment was $2.1 million and $6.3 million for the three and nine months ended September 30, 2021, respectively.
6. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued property and equipment purchases	$26,331	$34,375
Accrued research and development costs	23,398	23,994
Accrued professional fees	14,174	9,239
Accrued battery supplier costs	—	10,000
Other accrued expenses	10,215	6,317
Total accrued expenses	$74,118	$83,925
7. Convertible Debt
Yorkville PPA

On July 20, 2022, the Company entered into a Pre-Paid Advance Agreement (the "PPA") with YA II PN, Ltd. ("Yorkville") pursuant to which the Company could request advances of up to $50.0 million in cash from Yorkville, with an aggregate limit of $300.0 million (the "Pre-Paid Advance"). Amounts outstanding under Pre-Paid Advances could be offset by the issuance of shares of Common Stock to Yorkville at a price per share calculated pursuant to the PPA as the lower of 120% of the daily volume-weighted average price (“VWAP”) on Nasdaq as of the day immediately preceding the date a Pre-Paid Advance was made (“Fixed Price”) or 95% of the VWAP on Nasdaq as of the day immediately preceding the conversion date, which in no event would be less than $1.00 per share (“Floor Price”). The issuance of the shares of Common Stock under the PPA is subject to certain limitations, including that the aggregate number of shares of Common Stock issued pursuant to the PPA (including the aggregation with the issuance of shares of Common Stock under Standby Equity Purchase Agreement entered into by the Company with Yorkville on May 10, 2022 (the “SEPA”), which was terminated effective August 26, 2022) cannot exceed 19.9% of the Company's outstanding shares of Common Stock as of May 10, 2022 ("Exchange Cap"). Interest accrues on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 5%, subject to an increase to 15% upon events of default described in the PPA. Each Pre-Paid Advance has a maturity date of 15 months from the Pre-Paid Advance Date. Yorkville is not entitled to participate in any earnings distributions until a Pre-Paid Advance is offset with shares of Common Stock.

On July 22, 2022, the Company received an aggregate of $49.5 million on account of the first Pre-Paid Advance in accordance with the PPA. On August 26, 2022, the Company received an aggregate of $39.6 million on account of the second Pre-Paid Advance in accordance with the PPA. The net proceeds received by the Company from Yorkville include a 1% discount of the Pre-Paid Advance in accordance with the PPA. As of September 6, 2022, the first Pre-Paid Advance was fully paid off through the issuance of 15.1 million shares of Common Stock to Yorkville. As of September 30, 2022, 11.9 million shares of Common Stock has been issued to Yorkville under the second Pre-Paid Advance, with a remaining principal balance of $12.5 million presented as convertible debt, current within the condensed consolidated balance sheet as of September 30, 2022. The Company is required to pay the balance of the Pre-Paid Advance by making weekly payments of $1.0 million pursuant to a Side Letter to the PPA dated October 5, 2022 (the "PPA Side Letter"). Interest expense incurred under the PPA for the three and nine months ended September 30, 2022 was $2.2 million, which was a result of effective interest incurred under the PPA of $0.3 million, as well as the amortization of related debt issuance costs of $1.0 million and debt discount of $0.9 million. As of September 30, 2022, total remaining shares of Common Stock issuable under the Exchange Cap was 7.5 million.

Other than the balance to be paid pursuant to the PPA Side Letter, the PPA provides that in respect of any Pre-Paid Advance, if the VWAP of shares of Common Stock is less than the Floor Price for at least five trading days during a period of seven consecutive trading days or the Company has issued substantially all of the shares of Common Stock available under the Exchange Cap, then the Company is required to make monthly cash payments of amounts outstanding under any Pre-Paid Advance beginning on the 10th calendar day and continuing on the same day of each successive calendar month until the entire amount of such Pre-Paid Advance balance has been paid or until the payment obligation ceases. Pursuant to the PPA, the monthly payment obligation ceases if the Exchange Cap no longer applies and the VWAP is greater than the Floor Price for a period of five consecutive trading days, unless a subsequent triggering date occurs.

The Company, at its option, has the right, but not the obligation, to repay early in cash a portion or all amounts outstanding under any Pre-Paid Advance, provided that the VWAP of the Common Stock is less than the Fixed Price during a period of three consecutive trading days immediately prior to the date on which the Company delivers a notice to Yorkville of its intent and such notice is delivered at least 10 trading days prior to the date on which the Company will make such payment. If elected, the early repayment amount is to include a 3% redemption premium (“Redemption Premium”). If any Pre-Paid Advances are outstanding and any event of default has occurred, the full amount outstanding under the Pre-Paid Advances plus the Redemption Premium, together with interest and other amounts owed in respect thereof, will become, at Yorkville’s election, immediately due and payable in cash.
8. Commitments and Contingencies
Commitments
Refer to Note 9 for information regarding operating lease commitments.
In connection with the commencement of the Company's Bentonville, Arkansas lease in February 2022, the Company issued a standby letter of credit of $9.5 million which is included in restricted cash, non-current within the accompanying condensed consolidated balance sheet as of September 30, 2022. The letter of credit has a five year term and will not be drawn upon unless the Company fails to make its payments.
Legal Proceedings
From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief.

On April 2, 2021 and April 9, 2021, the Company was named as a defendant in putative class action complaints filed in California on behalf of individuals who purchased or acquired shares of the Company’s stock during a specified period. Through the complaint, plaintiffs are seeking, among other things, compensatory damages. The Company has filed a pending motion to dismiss the complaints. The final determinations of liability arising from these litigation matters will only be made following comprehensive investigations and litigation processes.

On June 25, 2021, the Company was named as a nominal defendant in a stockholder derivative complaint filed in Delaware. Through the stockholder derivative complaint, the plaintiff asserted claims against certain of the Company’s current and former officers and directors and seeking, among other things, damages. On September 7, 2022, the court granted the defendants’ motion to dismiss the stockholder derivative complaint, dismissed the plaintiff’s claims without prejudice, and closed the case.
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
In March 2022, the Company received demand letters on behalf of shareholders of the Company identifying purchases and sales of the Company’s securities within a period of less than six months by DD Global Holdings Ltd. (“DDG”) that resulted in profits in violation of Section 16(b) of the Exchange Act. On May 9, 2022, the Company brought an action against DDG in the Southern District of New York seeking the disgorgement of the Section 16(b) profits obtained by DDG from such purchases and sales. In the action, the Company seeks to recover an estimated $61.1 million of Section 16(b) profits. In September 2022, the Company filed an amended complaint and a motion to dismiss by DDG is fully briefed and pending.
The Company was the respondent in a confidential arbitration initiated by a former employee of the Company concerning a dispute over issued shares of Common Stock. The arbitration demand alleged claims for conversion and violations of various California statutory provisions. The Company filed counterclaims against the former employee for breach of contract and declaratory judgment. The parties entered into a confidential settlement whereby the Company, without admitting wrongdoing, liability or unlawful conduct, released the shares of Common Stock that were in dispute and issued 2,033,864 additional shares of the Common Stock for full and final settlement of the claim.
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
9. Operating Leases

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

Michigan Lease
On October 20, 2021, the Company entered into a real estate lease for office space ("Michigan office lease") and research and development space ("Michigan R&D lease") located in Auburn Hills, Michigan (collectively the “Michigan lease”). The Michigan R&D lease commenced on August 25, 2022 once the Company gained control of the underlying asset. The Michigan R&D lease expires January 31, 2033 and is classified as an operating lease. As of September 30, 2022, the Company does not have control of the office space and therefore, the Michigan office lease has not commenced. The total minimum lease payments over the Michigan office lease is $8.9 million. Upon the execution of the lease agreement, the Company provided the landlord with a standby letter of credit of $1.1 million, which was included in restricted cash, current on the condensed consolidated balance sheets.
The Michigan lease contains one option to extend the term for an additional five-year period. At the inception of the lease, it was not reasonably certain we would exercise the option to extend the term of the lease. The rent payments made by the Company under the Michigan lease are expensed on a straight-line basis in the condensed consolidated statements of operations.
Lease Portfolio
The Company used judgment in determining an appropriate incremental borrowing rate to calculate the operating lease right-of-use asset and operating lease liability. The weighted average discount rate used was 6.96%. As of September 30, 2022, the remaining operating lease ROU asset and operating lease liability were approximately $28.5 million and $29.3 million, respectively. As of December 31, 2021, the operating lease ROU asset and operating lease liability were approximately $14.2 million and $14.6 million, respectively. As of September 30, 2022 and December 31, 2021, $1.8 million and $0.8 million, respectively, of the lease liability was determined to be short term and was included in accrued expenses and other current liabilities within the condensed consolidated balance sheets.
Related party lease expense related to these leases were $0.1 million and $0.4 million for the three and nine months ended September 30, 2022, respectively. Related party lease expense related to these leases were $0.1 million and $1.2 million for the three and nine months ended September 30, 2021, respectively.
The weighted average remaining lease term at September 30, 2022 and December 31, 2021 was 9.7 years and 10.7 years, respectively.
Maturities of the Company’s operating lease liabilities at September 30, 2022 were as follows (in thousands):

Operating Lease
2022 (excluding the nine months ended September 30, 2022)	$866
2023	3,831
2024	3,985
2025	4,114
2026	3,937
Thereafter	24,401
Total lease payments	41,134
Less: imputed interest(1)	11,840
Present value of operating lease liabilities	29,294
Current portion of operating lease liabilities(2)	1,761
Operating lease liabilities, net of current portion	$27,533
__________________________
(1)Calculated using the incremental borrowing rate
(2)Included within Accrued expenses and other current liabilities line item on the Condensed Consolidated Balance Sheet.
10. Related Party Transactions
On November 25, 2020, Legacy Canoo entered into an agreement, which remains in effect, with Tony Aquila, Executive Chair and Chief Executive Officer (“CEO”) of the Company, to reimburse Mr. Aquila for certain air travel expenses based on certain agreed upon criteria (“aircraft reimbursement”). The total aircraft reimbursement to Mr. Aquila for the use of an aircraft owned by Aquila Family Ventures, LLC (“AFV"), an entity controlled by Mr. Aquila, for the purposes related to the business of the Company was less than $0.1 million and approximately $0.6 million for the three and nine months ended September 30, 2022, respectively. The reimbursement was approximately $0.5 million and $1.5 million for the three and nine months ended September 30, 2021, respectively. In addition, certain AFV staff provided the Company with shared services support in its Justin, Texas corporate office facility. For the three and nine months ended September 30, 2022, the Company paid AFV approximately $0.3 million and $0.8 million, respectively, for these services. There were no payments made to AFV for these services for the three and nine months ended September 30, 2021.
On May 10, 2022, the Company entered into Common Stock Subscription Agreement providing for the purchase of an aggregate of 13.7 million shares of Common Stock at a price of $3.65 per share for an aggregate purchase price of $50.0 million (the "PIPE"). The purchasers of the shares are special purpose vehicles managed by entities affiliated with Mr. Tony Aquila, the Company’s Executive Chairman and CEO. The closing of the PIPE occurred on May 20, 2022.
11. Stock-based Compensation
Restricted Stock Units
Under the 2020 Equity Incentive Plan, employees are compensated through various forms of equity, including restricted stock unit awards (“RSU”). Each RSU represents a contingent right to receive one share of Common Stock. During the three and nine months ended September 30, 2022, 2,011,240 and 13,754,492 RSUs were granted subject to time-based vesting, respectively.
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
PSUs subject to performance conditions, such as operational milestones, are measured on the grant date, the total fair value of which is calculated as the product of the number of PSUs and the grant date stock price. Compensation expense for PSUs with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period. During the three and nine months ended September 30, 2022, 52,606 and 4,298,458 PSUs were granted to Company employees, respectively, with a total grant date fair value of approximately $0.1 million and $13.9 million, respectively. The PSUs vest based on the Company's achievement of certain specified operational milestones by various dates through December 2025. As of the grant date, the Company's analysis determined that these operational milestone events are probable of achievement and as such, compensation expense of $3.0 million and $4.6 million has been recognized for the three and nine months ended September 30, 2022.
No PSUs were granted to the CEO during the three and nine months ended September 30, 2022. The compensation expense recognized for previously awarded PSUs to the CEO was $4.4 million and $13.5 million for the three and nine months ended September 30, 2022.
The following table summarizes the Company’s stock-based compensation expense by line item for the three and nine months ended period presented in the condensed consolidated statements of operations (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Research and development	$8.2	$5.8	$23.4	$22.6
Selling, general and administrative	11.3	13.3	37.5	67.1
Total	$19.5	$19.1	$60.9	$89.7
The Company’s total unrecognized compensation cost as of September 30, 2022, was $86.8 million.
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
During the three and nine months ended September 30, 2022, total employee withholding contributions for the 2020 ESPP was $0.5 million and $2.5 million, respectively, which is included in restricted cash, current, within the accompanying condensed consolidated balance sheet as of September 30, 2022. Approximately $0.2 million and $1.1 million of stock-based compensation expense was recognized for the 2020 ESPP during the three and nine months ended September 30, 2022, respectively.
12. Equity
Yorkville SEPA
On May 10, 2022, the Company entered into the SEPA with Yorkville. Pursuant to the SEPA, the Company could sell to Yorkville up to $250.0 million of its shares of Common Stock, at the Company’s request any time during the 36 months following the execution of the SEPA. During the three and nine months ended September 30, 2022, we issued none and 14.2 million shares of Common Stock to Yorkville, respectively, for cash proceeds of $32.5 million with a portion of the shares issued as non-cash stock purchase discount under the SEPA. Effective August 26, 2022, the Company terminated the SEPA. At the time of termination, there were no outstanding borrowings, advance notices, shares of Common Stock to be issued or fees due under the SEPA.
Wainwright At-The-Market Offering Program

On August 8, 2022, the Company entered into an Equity Distribution Agreement (as supplemented by side letters entered into on August 8, 2022 and on October 5, 2022, the “Wainwright Sales Agreement”) with Evercore Group L.L.C. and H.C. Wainwright & Co., LLC (collectively, the "agents"), to sell shares of Common Stock having an aggregate sales price of up to $200.0 million, from time to time, through an “at-the-market offering” program under which the agents act as sales agents (the “Wainwright ATM Program”). The sales are made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company is not obligated to sell any shares of Common Stock under the Wainwright Sales Agreement and may at any time suspend solicitation and offers thereunder. As of September 30, 2022, the Company had not sold shares of Common Stock under the Wainwright ATM Program. See Note 16 for shares sold after September 30, 2022.
Other Issuances of Equity
Refer to Notes 10 and 13 for information regarding the PIPE, VDL Nedcar (as defined below) and Walmart warrants, as applicable.
13. Warrants
Public Warrants
As of September 30, 2022, the Company had 23,755,069 public warrants outstanding. Each public warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment. The public warrants will expire on December 21, 2025, or earlier upon redemption or liquidation.
On March 2, 2021, all of the private placement warrants were converted to public warrants. There were no public warrants exercised for the three and nine months ended September 30, 2022.
VDL Nedcar Warrants
In February 2022, the Company and a company related to VDL Nedcar entered into an investment agreement, under which the VDL Nedcar-related company agreed to purchase shares of Common Stock for an aggregate value of $8.4 million, at the market price of Common Stock as of December 14, 2021. As a result, the Company issued 972,222 shares of Common Stock upon execution of the agreement. The Company also issued a warrant to purchase an aggregate 972,222 shares of Common Stock to VDL Nedcar at exercise prices ranging from $18 to $40 per share, which are classified as equity. The exercise period is from November 1, 2022, to November 1, 2025 ("Exercise Period"). The warrant can be exercised in whole or in part during the Exercise Period but can only be exercised in three equal tranches and after the stock price per Common Stock has reached at least the relevant exercise price. The $8.4 million received from VDL Nedcar is included as a financing cash inflow in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2022. The shares of Common Stock issued to VDL Nedcar are included in the accompanying condensed consolidated statement of stockholders' equity for the nine months ended September 30, 2022.
Walmart Warrants
On July 11, 2022, Canoo Sales, LLC, a wholly-owned subsidiary of the Company, entered into an Electric Vehicle Fleet Purchase Agreement (the “Walmart EV Fleet Purchase Agreement") with Walmart. Pursuant to the Walmart EV Fleet Purchase Agreement, subject to certain acceptance and performance criteria, Walmart agreed to purchase at least 4,500 EVs, with an option to purchase up to an additional 5,500 EVs, for an agreed upon capped price per unit determined based on the EV model. The Walmart EV Fleet Purchase Agreement (excluding any work order or purchase order as a part thereof) has a five-year term, unless earlier terminated.

In connection with the Walmart EV Fleet Purchase Agreement, the Company entered into a Warrant Issuance Agreement with Walmart pursuant to which the Company issued to Walmart a Warrant to purchase an aggregate of 61.2 million shares of Common Stock, at an exercise price of $2.15 per share, which represented approximately 20% ownership in the Company on a fully diluted basis as of the issuance date. The Warrant has a term of 10 years and is vested with respect to 15.3 million shares of Common Stock. Thereafter, subject to stockholder approval, as applicable, the Warrant will vest quarterly in amounts proportionate with the net revenue realized by the Company from transactions with Walmart or its affiliates under the Walmart EV Fleet Purchase Agreement or enabled by any other agreement between the Company and Walmart, and any net revenue attributable to any products or services offered by Walmart or its affiliates related to the Company, until such net revenue equals $300.0 million, at which time the Warrant will have vested fully. Of the aggregate 61.2 million shares of Common Stock issuable to Walmart, 7.3 million shares of Common Stock are subject to stockholder approval. In the event that stockholder approval is not obtained, in lieu of any shares which would have been issued to Walmart on account of the Warrant, the Company is required to pay to Walmart an amount in cash calculated pursuant to the Warrant.

Since the counterparty is also a customer, the issuance of the Warrant was determined to be consideration payable to a customer within the scope of ASC 606, Revenue from Contracts with Customers, and was measured at fair value on the Warrant’s issuance date. Warrants that vested immediately resulted in a corresponding other asset presented on the condensed consolidated balance sheets under ASC 606 and amortized on a pro-rata basis, commencing upon initial performance, over the term of the Walmart EV Fleet Purchase Agreement.

The fair value of the Warrants at the issuance date was measured using the Black-Scholes-Merton option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	10
Risk free interest rate	3.0%
Expected volatility	91.3%
Dividend yield	—%
Exercise price	$2.15
Stock price	$3.63

Estimates were determined as follows: (i) expected term based on the warrant’s contractual term, (ii) based on the blended volatilities of historical and implied market volatility of the Company, (iii) risk-free interest rates based on US Treasury yield for the expected term, and (iv) an expected dividend yield of zero percent was used since we did not yet and not yet presently expect to pay dividends.

As of September 30, 2022, a total of 15.3 million warrants have vested, of which none have been exercised.
14. Net Loss per Share
The condensed consolidated statements of operations include the basic and diluted net loss per share.
The following table presents the potential shares that were excluded from the computation of diluted net loss per share, because their effect was anti-dilutive as follows (in thousands):

	September 30,
	2022	2021
Restricted and performance stock units	33,257	15,086
Convertible debt (Note 7)	7,451	—
Restricted common stock shares	3,019	5,123
Early exercise of unvested stock options	870	3,146
Options to purchase common stock	197	285
15. Income Taxes
As the Company has not generated any taxable income since inception, the cumulative deferred tax assets remain fully offset by a valuation allowance, and no benefit from federal or state income taxes has been included in the condensed consolidated financial statements.
16. Subsequent Events
Side Letter to Pre-Paid Advance Agreement
On October 5, 2022, the Company entered into the PPA Side Letter, pursuant to which the parties agreed that the Company will be permitted to submit sales orders, and consummate sales pursuant to such orders, for the Wainwright ATM Program beginning on October 5, 2022 for so long as the Company pays to Yorkville the sum of $1.0 million per calendar week to be applied in the order of priority set forth in the PPA Side Letter. Failure to make timely payments under the PPA Side Letter will automatically result in the reinstatement of restrictions on the Company’s ability to consummate sales under the Wainwright Sales Agreement and will be deemed an event of default.

Side Letter to the Wainwright Sales Agreement
On October 5, 2022, the Company entered into a Side Letter to the Wainwright Sales Agreement, pursuant to which, notwithstanding the existence of outstanding balances under the PPA as of October 5, 2022, but only for so long as any portion of such balance is outstanding, the agents agreed to allow the Company to submit orders to sell Common Stock of the Company under the Wainwright Sales Agreement beginning on October 5, 2022. In addition, pursuant to the Side Letter to the Wainwright Sales Agreement, during the period from October 5, 2022 until the beginning of the third business day after the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2022: (i) only H.C. Wainwright may be designated as a Designated Manager under the Wainwright Sales Agreement and receive the entire compensation payable thereunder (equal to 3.0% of the gross proceeds of the shares of Common Stock sold), and (ii) for so long as H.C. Wainwright acts as the sole Designated Manager, H.C. Wainwright agreed to waive the additional fee of 1.5% of the gross proceeds from any sales under the Wainwright Sales Agreement.
Sale of shares under the Wainwright ATM Program
For the period October 1, 2022 through the date of this filing, the Company sold an aggregate of 22.1 million shares of Common Stock for net proceeds of $30.5 million under the Wainwright ATM Program, and compensation paid to the agents for the period was $0.9 million.
Purchase and Sale Agreement for Manufacturing Facility
On November 9, 2022, the Company entered into a Purchase and Sale Agreement ("PSA") with Terex USA, LLC for the purchase of approximately 630,000 square foot vehicle manufacturing facility on approximately 121 acres in Oklahoma City, Oklahoma. The purchase price for the facility is $35.9 million. The closing of the PSA is expected to occur on or before February 22, 2023 and is subject to customary closing conditions.
Zeeba Electric Vehicle Fleet Purchase Agreement
On October 10, 2022, the Company entered into an Electric Vehicle Fleet Purchase Agreement (the “Zeeba EV Fleet Purchase Agreement”) with Zeeba Automotive Group, Inc, a fleet leasing provider. Pursuant to the Zeeba EV Fleet Purchase Agreement, subject to certain acceptance and performance criteria, Zeeba agreed to purchase at least 3,000 EVs by 2024, with an option to purchase up to an additional 2,450 EVs.
Kingbee Electric Vehicle Fleet Purchase Agreement

On October 11, 2022, the Company entered into an Electric Vehicle Fleet Purchase Agreement (the “Kingbee EV Fleet Purchase Agreement,” together with the Zeeba EV Fleet Purchase Agreement and the Kingbee EV Fleet Purchase Agreement, the “EV Fleet Purchase Agreements”) with Kingbee EV Corp, a work-ready van rental provider. Pursuant to the Kingbee EV Fleet Purchase Agreement, subject to certain acceptance and performance criteria, Kingbee agreed to purchase at least 9,300 EVs over the five-year term, with an option to purchase up to an additional 9,300 EVs.
Battery Manufacturing Facility

On November 1, 2022, the Company entered into a commercial lease of approximately 100,000 square foot manufacturing facility located in the MidAmerica Industrial Park in Pryor, Oklahoma with the Oklahoma Ordnance Works Authority for the assembly of its proprietary battery modules. The lease term is approximately 10 years with lessee's right to terminate after 5 years. The minimum aggregate lease payment over the initial term is expected to be approximately $7.2 million.

The Company has analyzed its operations subsequent to September 30, 2022 through the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose.

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

Core to our ethos is delivering high quality products while empowering local communities, which drove our decision to build in America and source a majority of our parts from America and allied nations. We believe vertical integration across our manufacturing and assembly process will enable us to achieve start of production with less supply chain risk and provide us better oversight of our vehicle manufacturing. We are building production facilities in states and communities that are investing in high-tech manufacturing alongside us, creating American jobs and driving innovation. We intend to have our battery manufacturing and a mega microfactory in Pryor, Oklahoma as well as a facility in Bentonville, Arkansas. We also plan to move our corporate headquarters to Bentonville.

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
Recent Developments

Refer to Note 16 for information regarding subsequent events.
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
Macroeconomic Conditions

Current adverse macroeconomic conditions, including but not limited to heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, challenges in the supply chain and the ongoing impacts from COVID-19, could negatively affect our business.

Increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and increased demand for consumer electronics that use these chips, resulted in a global shortage of chips in 2021 that has continued into 2022. As a result, our ability to source semiconductor chips used in our vehicles may be adversely affected. This shortage may result in increased chip delivery lead times, delays in the production of our vehicles, and increased costs to source available semiconductor chips.

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
Currently, we conduct business through one operating segment. We are an early stage-growth company with limited commercial activities to date, which are primarily conducted in the United States. For more information about our basis of presentation, refer to Note 2 of the notes to our accompanying financial statements for the three and nine months ended September 30, 2022.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(in thousands)	2022	2021			2022	2021
Revenue	$—	$—	$—	NM	—	—	—	NM
Costs and Operating Expenses
Cost of revenue, excluding depreciation	—	—	—	NM	—	—	—	NM
Research and development expenses, excluding depreciation	57,063	59,387	(2,324)	(4)%	255,009	158,033	96,976	61%
Selling, general and administrative expenses, excluding depreciation	48,826	45,510	3,316	7%	159,600	144,072	15,528	11%
Depreciation	3,449	2,109	1,340	64%	9,020	6,317	2,703	43%
Total costs and operating expenses	109,338	107,006	2,332	2%	423,629	308,422	115,207	37%
Loss from operations	(109,338)	(107,006)	(2,332)	2%	(423,629)	(308,422)	(115,207)	37%
Interest (expense) income	(2,179)	33	(2,212)	NM	(2,189)	79	(2,268)	NM
(Loss) gain on fair value change in contingent earnout shares liability	(2,067)	25,764	(27,831)	(108)%	22,869	101,166	(78,297)	(77)%
Loss on fair value change in private placement warrants liability	—	—	—	NM	—	(1,639)	1,639	(100)%
Loss on extinguishment of debt	(4,095)	—	(4,095)	NM	(4,095)	—	(4,095)	NM
Other (expense) income, net	(26)	334	(360)	(108)%	(420)	160	(580)	(363)%
Loss before income taxes	(117,705)	(80,875)	(36,830)	46%	(407,464)	(208,656)	(198,808)	95%
Provision for income taxes	—	—	—	NM	—	—	—	NM
Net loss and comprehensive loss	(117,705)	(80,875)	(36,830)	46%	(407,464)	(208,656)	(198,808)	95%
“NM” means not meaningful
Research and Development Expenses, excluding Depreciation

Research and development expenses decreased by $2.3 million, or 4%, to $57.1 million in the three months ended September 30, 2022, compared to $59.4 million in the three months ended September 30, 2021. The decrease was primarily due to decreases in research and development costs such as engineering and design, testing, prototype tooling, and gamma parts of $16.2 million and partially offset by an increase in salary and related benefits expense of $8.5 million and increase in stock-based compensation expense of $2.4 million.
Research and development expenses increased by $97.0 million, or 61%, to $255.0 million in the nine months ended September 30, 2022, compared to $158.0 million the nine months ended September 30, 2021. The increase was primarily due to increases in salary and related benefits expense of $40.6 million, research and development costs such as engineering and design, testing, prototype tooling, and gamma parts of $39.6 million, travel and other business expenses of $4.9 million, and professional fees of $4.0 million.
Salary and related benefits expenses increased $8.5 million during the three months ended September 30, 2022 to $32.3 million from $23.8 million during the three months ended September 30, 2021, and to $99.5 million during the nine months ended September 30, 2022 from $58.9 million during the nine months ended September 30, 2021. These increases are primarily due to continued investment in personnel and contract employees to drive and reach our research and development goals.

Travel and other business expenses increased by $4.9 million during the nine months ended September 30, 2022 to $6.2 million from $1.3 million during the nine months ended September 30, 2021, primarily due to travel related to gamma stage engineering design and development costs.
Professional fees increased by $4.0 million during the nine months ended September 30, 2022 to $6.7 million from $2.7 million during the nine months ended September 30, 2021, primarily due to consulting fees.
Selling, General and Administrative Expenses, excluding Depreciation
Selling, general and administrative expenses increased by $3.3 million, to $48.8 million for the three months ended September 30, 2022, compared to $45.5 million for the three months ended September 30, 2021. The increase was primarily due to increases of $2.6 million in information technology ("IT") expenses, $1.2 million in salary and related benefits, $0.9 million in professional fees, and $0.7 million in occupancy costs, partially offset by a decrease of $2.0 million in stock-based compensation expenses. Other factors affecting selling, general and administrative expenses were individually immaterial.
Selling, general and administrative expenses increased by $15.5 million to $159.6 million for the nine months ended September 30, 2022, compared to $144.1 million for the nine months ended September 30, 2021. The increase was primarily due to increases of $19.3 million in salary and related benefits, $10.6 million in IT expenses, $9.6 million in professional fees, and $3.6 million in occupancy costs, offset by a decrease of $29.6 million in stock-based compensation expenses. Other factors affecting selling, general and administrative expenses were individually immaterial.
Salary and related benefits expenses increased by $1.2 million to $10.5 million in the three months ended September 30, 2022, compared to $9.3 million in the three months ended September 30, 2021. Salary and related benefits expenses increased by $19.3 million to $38.0 million in the nine months ended September 30, 2022, compared to $18.7 million in the nine months ended September 30, 2021. These increases were due primarily to investment in personnel to support our growth and achieve start of production in late 2022.
Professional fees increased by $0.9 million to $16.1 million in the three months ended September 30, 2022, compared to $15.2 million in the three months ended September 30, 2021. Professional fees increased by $9.6 million to $42.1 million in the nine months ended September 30, 2022, compared to $32.5 million in the nine months ended September 30, 2021. These increases were primarily due to activities related to business development, legal fees, and consulting fees.
IT expenses increased by $2.6 million to $6.0 million in the three months ended September 30, 2022 compared to $3.4 million in the three months ended September 30, 2021. IT expenses increased by $10.6 million to $16.4 million in the nine months ended September 30, 2022, compared to $5.8 million in the nine months ended September 30, 2021. These increases were primarily due to increased computer software-related costs including subscriptions and maintenance.
Occupancy fees increased by $0.7 million to $3.8 million during the three months ended September 30, 2022, compared to $3.1 million in the three months ended September 30, 2021. Occupancy fees increased by $3.6 million to $12.9 million in the nine months ended September 30, 2022, compared to $9.3 million in the nine months ended September 30, 2021. These increases were primarily due to increased rent from additional spaced leases that commenced in 2022. Refer to Note 9 for information regarding the Company's lease portfolio.
Stock-based compensation expenses decreased by $2.0 million to $11.3 million for the three months ended September 30, 2022, compared to $13.3 million in the three months ended September 30, 2021. Stock-based compensation expenses decreased by $29.6 million to $37.5 million in the nine months ended September 30, 2022, compared to $67.1 million in the nine months ended September 30, 2021. These decreases were primarily driven by the granting of certain restricted stock awards in the prior period, partially offset by the continued recognition of stock compensation expense related to issuance of awards to employees. See further discussion on stock-based compensation in Note 11 of the notes to our accompanying financial statements. Other factors affecting stock-based compensation expenses were individually immaterial.

Interest (expense) income
We recognized interest expense of $2.2 million in the three and nine months ended September 30, 2022, which was a result of effective interest incurred under the PPA of $0.3 million, as well as the amortization of related debt issuance costs of $1.0 million and debt discount of $0.9 million.
(Loss) Gain on Fair Value Change in Contingent Earnout Shares Liability
We recognized a non-cash loss on fair value change of contingent earnout shares liability of $2.1 million and non-cash gain of $22.9 million in the three and nine months ended September 30, 2022, respectively, which was a result of the periodic remeasurement of the fair value of our contingent earnout shares liability. A non-cash gain on fair value change of contingent earnout shares liability of $25.8 million and $101.2 million was recognized in the three and nine months ended September 30, 2021, respectively.
Loss on Fair Value Change of Private Placement Warrants Liability
We recognized a non-cash loss on fair value change of private placement warrants liability of $1.6 million in the nine months ended September 30, 2021 which was a result of the periodic remeasurement of the fair value of our private placement warrants liability. All of the private placement warrants were converted to public warrants on March 2, 2021.
Loss on Extinguishment of Debt
We recognized $4.1 million of extinguishment of debt loss as a result of repayments made to Yorkville of convertible debt through the issuance of shares during the three and nine months ended September 30, 2022.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(117,705)	$(80,875)	$(407,464)	$(208,656)
Interest expense (income)	2,179	(33)	2,189	(79)
Provision for income taxes	—	—	—	—
Depreciation	3,449	2,109	9,020	6,317
EBITDA	(112,077)	(78,799)	(396,255)	(202,418)
Adjustments:
Loss (gain) on fair value change in contingent earnout shares liability	2,067	(25,764)	(22,869)	(101,166)
Loss on fair value change in private placement warrants liability	—	—	—	1,639
Loss on extinguishment of debt	4,095	—	4,095	—
Other expense (income), net	26	(334)	420	(160)
Stock-based compensation	19,527	19,098	60,980	89,758
Non-cash legal settlement (Note 8)	5,532	—	5,532	—
Adjusted EBITDA	$(80,830)	$(85,799)	$(348,097)	$(212,347)
Liquidity and Capital Resources
As of September 30, 2022, we had unrestricted cash and cash equivalents in the amount of $6.8 million, which was primarily invested in money market funds that consist of liquid debt securities issued by the U.S. government. In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. Additionally, see discussion related to the operating lease maturity schedule and any new leases entered into in Note 9 of the notes to our accompanying financial statements.

We have incurred and expect to incur, net losses which have resulted in an accumulated deficit of $1.1 billion as of September 30, 2022. Management continues to explore raising additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing to supplement the Company’s capitalization and liquidity. If and as we raise additional funds by incurring loans or by issuing debt securities or preferred stock, these forms of financing have rights, preferences, and privileges senior to those of holders of our Common Stock. The availability and the terms under which we are able to raise additional capital could be disadvantageous, and the terms of debt financing or other non-dilutive financing involve restrictive covenants and dilutive financing instruments, which could place significant restrictions on our operations. Macroeconomic conditions and credit markets are also impacting the availability and cost of potential future debt financing. As we raise capital through the issuance of additional equity, such sales and issuance has and will continue to dilute the ownership interests of the existing holders of Common Stock. There can be no assurances that any additional debt, other non-dilutive and/or equity financing would be available to us on favorable terms or at all. We expect to continue to incur net losses, comprehensive losses, and negative cash flows from operating activities in accordance with our operating plan as we continue to expand our research and development activities to complete the development of our MPP and EVs, establish our go-to-market model and scale our operations to meet anticipated demand. We expect that both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:
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
Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	For the nine months ended September 30,
Consolidated Cash Flow Statements Data	2022	2021
Net cash used in operating activities	$(329,863)	$(180,621)
Net cash used in investing activities	(58,377)	(100,110)
Net cash provided by (used in) financing activities	181,271	(5,377)
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
Net cash used in operating activities was $329.9 million for the nine months ended September 30, 2022. Our cash outflow from operating activities primarily consist of payments related to our research and development and selling, general and administration expenses. Total expenditure as it relates to research and development excluding depreciation was $255.0 million during the nine months ended September 30, 2022, of which $23.4 million related to stock-compensation expenses. We also incurred selling, general and administration expenses of $159.6 million for the nine months ended September 30, 2022, of which $37.5 million related to stock-compensation expenses. The expenses include salaries and benefits paid to employees as primarily all salaries and benefits were paid in cash during the nine months ended September 30, 2022.
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

Net cash used in investing activities was approximately $58.4 million for the nine months ended September 30, 2022, which consisted of $88.8 million related to purchase of property and equipment, primarily purchases of production tooling, machinery, and equipment to support future manufacturing activities, offset by a repayment received in February 2022 totaling $30.4 million from VDL Nedcar.
Net cash used in investing activities was approximately $100.1 million for the nine months ended September 30, 2021, which primarily consisted of purchases of production tooling as well as machinery and equipment and prepayment to VDL Nedcar.
Cash Flows from Financing Activities
Net cash provided by financing activities was $181.3 million for the nine months ended September 30, 2022, which primarily consisted of proceeds of $89.1 million under the PPA, proceeds of $50.0 million from the issuance of Common Stock under the PIPE closed in May 2022, proceeds of $32.5 million from issuance of Common Stock under SEPA, proceeds of $8.4 million received from VDL Nedcar in February 2022 for the purchase of the shares of Common Stock, and proceeds of $2.5 million from the issuance of Common Stock under the employee stock purchase plan, partially offset by the payment of $1.2 million in offering costs.
Net cash used in financing activities was $5.4 million for the nine months ended September 30, 2021, which was primarily due to a $6.9 million repayment of the Company's PPP loan and $5.3 million in payments for offering costs, offset by proceeds of $6.9 million resulting from the exercise of public warrants.
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
Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, as further described in Note 2. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. The Company concluded that the warrants issued to Walmart and vested as of September 30, 2022 qualify for equity accounting treatment. The equity classified warrants are measured at fair value on its grant date using a Black-Scholes-Merton model, with no fair value re-measurement at each reporting period given equity classification. Refer to Note 13 for information regarding the warrants issued to Walmart.
Except for any updates above, there have been no material changes to our critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2021. For a discussion of our critical accounting estimates, see the section titled “Critical Accounting Policies and Estimates” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations", each included in our Annual Report on Form 10-K.
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

Interest Rate Risk

We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents. We had cash and cash equivalents totaling $6.8 million as of September 30, 2022. Our cash and cash equivalents were invested primarily in money market funds and are not invested for trading or speculative purposes. However, due to the short-term nature and the low-risk profile of the money market funds, we do not believe a sudden increase or decrease in market interest rates would have a material effect on the fair market value of our portfolio.
Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Inflationary factors such as increases in material costs (e.g. semiconductor chips) or overhead costs may adversely affect our business, financial condition, and operating costs upon commencing commercial operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Executive Chair and CEO and Interim Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. We have established and currently maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on an evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our principal sources of liquidity are our unrestricted cash balance in the amount of $6.8 million as of September 30, 2022 and potential proceeds from the Wainwright ATM Program (Note 12). The decision regarding the sale of shares through the Wainwright ATM Program is subject to market conditions, such as trading volume, price of our Common Stock and other factors beyond our control, as well as conditions included in the programs’ governing documents and the timely weekly payment of $1.0 million of Pre-Paid Advances pursuant to the PPA Side Letter. As of November 7, 2022, we had issued an aggregate of 22.1 million shares under the Wainwright ATM Program. There’s no guarantee that we will be able to sell any additional shares and receive any additional proceeds from the Wainwright ATM Program. Therefore, our current sources of financing remain limited.

Additional capital may not be available on favorable terms, or at all, and additional equity financing, including shares issued under the Wainwright ATM Program, will further dilute our current stockholders. If we raise additional funds by issuing debt securities or preferred stock, or by incurring additional loans, these forms of financing would have rights, preferences, and privileges senior to those of holders of our Common Stock. If adequate capital is not available to us in the amounts needed, we could be required to terminate or significantly curtail our operations in which case our investors could lose some or all of their investment.

Outstanding amounts under the PPA will make us more vulnerable to downturns in our financial condition.

As of November 7, 2022, there are $5.0 million of Pre-Paid Advances outstanding under the PPA. If our cash flow from operations is insufficient to meet our payments under the PPA, including the timely weekly payment of $1.0 million pursuant to the PPA Side Letter, and if there are any future Pre-Paid Advances and we are unable to offset amounts outstanding under the PPA with the issuance of shares of Common Stock or otherwise pay in cash, we would incur an event of the default under the PPA, in which case, all outstanding amounts would be immediately due and payable and we would also be unable to continue issuing shares under the Wainwright ATM Program. Any debt we owe Yorkville under the PPA or any other debt owed to other parties could make us more vulnerable to a downturn in our operating results or a downturn in economic conditions. If our cash flow from operations is insufficient to meet any debt service requirements or we incur an event of default, we could be required to refinance our obligations, or dispose of assets in order to meet debt service requirements.

Customers who have committed to purchase significant amounts of our vehicles may purchase significantly fewer vehicles than we currently anticipate or none at all. In that case, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

Our future success depends on us commencing commercial sales and attracting a large number of customers for our EVs. In the near-term, if we are able to complete the development of our MPP and EVs, we have secured commitments from Walmart, Zeeba and Kingbee to purchase vehicles . Pursuant to EV Fleet Purchase Agreements, such parties agreed to purchase certain specific number of EVs, in each case with an option to purchase additional EVs. Such parties’ purchases are subject to us meeting certain acceptance and performance criteria with respect to EVs. If we are unable to meet such requirements, such parties may terminate the EV Fleet Purchase Agreements or decide to purchase fewer vehicles than expected. Walmart also has the right to terminate the Walmart EV Fleet Purchase Agreement for convenience upon at least 30 days’ written notice. Furthermore, these parties may not have the financial resources to purchase vehicles from us. If these parties terminate the EV Fleet Purchase Agreements or purchase less EVs than expected or none at all, we will not realize the revenue that we expect to realize from these agreements.

In addition, the automotive market is highly competitive, and our relationship with Walmart will limit our access to certain customers that could represent substantial business opportunities. Under the Walmart EV Fleet Purchase Agreement, we granted Walmart exclusivity rights, which restrict our ability to contract with Amazon.com, Inc., its subsidiaries, or affiliates. If due to the exclusivity granted to Walmart, we cannot sell our EVs to these customers, our operations may be adversely impacted. Furthermore, our commercial relationship with Walmart, together with its ownership of our Common Stock as a result of the exercise of the Warrant we issued to Walmart, may deter Walmart’s competitors or other third parties from contracting with us.

As a result of the EV Fleet Purchase Agreements, we will make substantial capital investments and strategic business decisions. If we are unable to maintain our relationships with Walmart, Zeeba or Kingbee or other similar parties, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

Risks Related to Our Securities

The issuance of shares of our Common Stock upon exercise of our outstanding warrants will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of September 30, 2022, there were 23,755,069 public warrants outstanding. In February 2022, we also issued a warrant to purchase an aggregate of approximately 1.0 million shares of Common Stock to VDL Nedcar at exercise prices ranging from $18 to $40 per share. In connection with the Walmart EV Fleet Purchase Agreement, we issued to Walmart a Warrant to purchase an aggregate of 61.2 million shares of Common Stock, at an exercise price of $2.15 per share. The Warrant is vested with respect to 15.3 million shares of Common Stock.

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

Substantial blocks of our Common Stock may be sold into the market as a result of the financing instruments we have entered or may enter into, which may cause the price of our Common Stock to decline.

The price of our Common Stock could decline if there are substantial sales of shares of our Common Stock, if there is a large number of shares of our Common Stock available for sale, or if there is the perception that these sales could occur.

We have entered into various equity and financing agreements, under which we have issued, as of November 7, 2022, an aggregate of 67.5 million shares of Common Stock, all of which are expected to be sold in the market. In addition, on July 11, 2022, we issued the Warrant to Walmart to purchase 61.2 million shares of Common Stock, of which 15.3 million shares of Common Stock have vested and may be immediately exercised. Issuances of shares of Common Stock pursuant to the equity and financing agreements that we have entered, and will enter, into will continue to dilute the percentage ownership of our stockholders and may dilute the per share projected earnings (if any) or book value of our Common Stock. Sales of a substantial number of shares of our Common Stock in the public market or other issuances of shares of our Common Stock, or the perception that these sales or issuances could occur, could cause the market price of our Common Stock to decline and may make it more difficult for you to sell your shares at a time and price that you deem appropriate.

The actual number of shares of Common Stock we will issue pursuant to the Wainwright ATM Program, at any one time or in total, is uncertain.

Subject to certain conditions and compliance with applicable law, we will issue, or continue to issue, as applicable, shares of our Common Stock from time to time in the market under the Wainwright ATM Program. It is not possible at this stage to predict the total number of shares of Common Stock that will be ultimately issued pursuant to these programs.

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

During the three months ended September 30, 2022, the Company issued 2,033,864 shares of Common Stock to a former employee of the Company in connection with the settlement of a confidential arbitration. For more information, see Note 8, Commitments and Contingencies, of the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

During the three months ended September 30, 2022, the Company sold other equity securities not registered under the Securities Act, as has been previously disclosed in Current Reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below provides information with respect to recent repurchases of unvested shares of our Common Stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2022	51,680	$0.01	—	—
August 1 - August 31, 2022	45,290	$0.02	—	—
September 1 - September 30, 2022	79,668	$0.02	—	—
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
10.1†
Electric Vehicle Fleet Purchase Agreement, dated as of July 11, 2022, by and between Canoo Inc. and Walmart Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2022).

10.2
Pre-Paid Advance Agreement, dated July 20, 2022, by and between Canoo Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2022).

10.3
Side Letter to Standby Equity Purchase Agreement, dated July 20, 2022, by and between Canoo Inc. and YA PN, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2022).

10.4
Equity Distribution Agreement, dated August 8, 2022, among Canoo Inc. and Evercore Group L.L.C. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2022).

10.5
Side Letter to Equity Distribution Agreement, among Canoo Inc. and Evercore Group L.L.C. and H.C. Wainwright & Co., LLC, dated August 8, 2022 (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2022).

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
Date: November 9, 2022

CANOO INC.

By:	/s/ Tony Aquila
Name:	Tony Aquila
Title:	Chief Executive Officer and Executive Chair of the Board
(Principal Executive Officer)

By:	/s/ Ramesh Murthy
Name:	Ramesh Murthy
Title:	Interim Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)