Form 10-K
period 2022-12-31
Canoo Inc.
filed 2023-03-30
CIK 1750153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the registrant’s Common Stock held by non-affiliates on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately 286,376,886.
The number of outstanding shares of the registrant’s Common Stock as of March 23, 2023 was 474,140,598.

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
•Our current business plans require a significant amount of capital. If we are unable to obtain sufficient funding or do not have access to capital, we will be unable to execute our business plans and our prospects, financial condition and results of operations could be materially adversely affected.
•Our management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient additional funding or do not have access to additional capital, we will be unable to execute our business plans and could be required to terminate or significantly curtail our operations.
•We have been notified by The Nasdaq Stock Market LLC of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our Common Stock could be delisted from Nasdaq, which would have an adverse impact on the trading, liquidity, and market price of our Common Stock.
•Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions could adversely affect our current financial condition and projected business operations.
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

•Our ability to meet the timelines we have established for production and manufacturing milestones of our electric vehicles ("EVs") is uncertain.

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
Should one or more of these risks or uncertainties described in this Annual Report on Form 10-K materialize, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. Additional information concerning these and other factors that may impact the forward-looking statements discussed herein can be found in the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described in this Annual Report on Form 10-K may not be exhaustive.
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

PART I
ITEM 1. BUSINESS
Company Overview
Canoo is a high tech advanced mobility technology company with a mission to bring electric vehicles (“EVs”) to everyone and provide connected services that improve the fleet or individual vehicle ownership experience. We are developing a technology platform that we believe will enable us to rapidly innovate, iterate and bring new products, addressing multiple use cases, to market faster than our competition and at lower cost. Our vehicle architecture and design philosophy are aimed at driving productivity and returning capital to our customers, and we believe the software and technology capabilities we are developing, packaged around a modular, customizable product, have the potential to empower the customer experience across a vehicle’s lifecycle. We remain committed to the environment and to delivering sustainable mobility that is accessible to everyone. We proudly intend to manufacture our fully electric vehicles in Oklahoma, bringing advanced manufacturing and technology jobs to communities in America's heartland. We are committed to building a diverse workforce that will draw heavily upon the local communities of Native Americans and veterans.
We believe we are one of the first automotive manufacturers focused on monetizing value across the entirety of the vehicle lifecycle, across multiple owners. Our platform and data architecture is purpose-built to be durable and serve as the foundation for the vehicles we intend to offer, unlocking a highly differentiated, multi-layer business model. The foundational layer is our Multi-Purpose Platform (“MPP” or “platform”) architecture, which serves as the base of our vehicles, including the Lifestyle Vehicle and its Delivery, Base, Premium, and Adventure trims; the Multi-Purpose Delivery Vehicle (“MPDV”) and the Pickup. The next layer is cybersecurity which is embedded in our vehicle to ensure the privacy and protection of vehicle data. Our top hats, or cabins, are modular and purpose-built to provide tailored solutions for our customers. This intentional design enables us to efficiently use resources to produce only what is necessary, underscoring our focus on sustainability and returning capital to customers. The remaining layers, connected accessories and digital customer ecosystem, present high-margin opportunities that extend beyond the initial vehicle sale, across multiple owners. Owners will further be able to customize their vehicles by adding connected accessories such as Bluetooth devices or infotainment systems. In addition, there are opportunities for software sales throughout the vehicle life, including predictive maintenance and service software or advanced driver assistance systems (“ADAS”) upgrades.

Our platform architecture is a self-contained, fully functional rolling chassis that directly houses the most critical components for operation of an EV, including our in-house designed proprietary electric drivetrain, battery systems, advanced vehicle control electronics and software and other critical components, which all have been optimized for functional integration. Both our true steer-by-wire system, believed to be the first such system applied to a production-intent vehicle, and our transverse composite leaf-spring suspension system are core components of our platform’s differentiated functionality, enabling the development of a broad range of vehicle types and use cases due to the chassis’ flat profile and fully variable steering positions. All of our announced vehicles, including the Lifestyle Vehicle and the Lifestyle Delivery Vehicle, the MPDV and the Pickup, will share a common platform architecture paired with different top hats to create a range of uniquely customized and use case optimized purpose-built mobility solutions targeting multiple segments of the rapidly expanding EV marketplace.

In addition to our vehicle technology, we are developing an in-house designed and proprietary software platform that aggregates car data from both Canoo and non-Canoo vehicles and delivers valuable insights to our customers. Collected over-the-air for connected vehicles or via an on-board diagnostics (“OBD”) device for non-connected vehicles, we believe car data is critical to powering the customer journey and maximizing utility and value from the vehicle ownership experience. Leveraging our data aggregation platform, we aim to create the Canoo Digital Ecosystem, an application store that centralizes all vehicle information for customers and provides key tools across Security & Safety, Household Vehicle Management, Fleet Management, Lifecycle Management and Vehicle Asset Management. Through our software offering, we believe we can provide substantial value to both commercial customers and consumers by staying connected throughout the vehicle lifecycle, across multiple owners.

Core to our values is delivering high quality products while empowering local communities, which drove our decision to build in America and source a majority of our parts from America and allied nations. We believe vertical integration across our manufacturing and assembly process will enable us to achieve in-house scale production with less supply chain risk and provide us better oversight of our vehicle manufacturing. We are building production facilities in states and communities that are investing in high-tech manufacturing alongside us, creating American jobs and driving innovation.

We have made strategic investments in our technology and products that position us to capture three large and growing markets - commercial and passenger vehicles, upfitting and accessories, and telematics data.

Since our founding in 2017, we continue to innovate on our technology and strategy. In 2022, we have achieved critical milestones in the development, testing, and manufacturing of our platform and product, as well as important developments for our business:

•Selected by NASA to provide crew transport for Artemis lunar exploration launch
•Received Walmart order to purchase up to 10,000 units
•Announced binding orders from Zeeba and KingBee totaling 12,300 vehicles
•Successfully built and tested 118 Gamma properties during the program
•Announced battery module manufacturing facility in Pryor, OK
•Delivered Light Tactical Vehicle (LTV) to US Army for analysis and demonstration
•Announced in-house vehicle manufacturing facility in Oklahoma City
•Declared start of production
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

Our Foundational Chassis and Purpose-Built Vehicles

Our Multi-Purpose Platform

Technology first, we view our vehicles as hardware and software solutions and look at our business as a technology equipment manufacturer (TEM). We have designed what we believe to be the world’s most modular, flattest, production-ready EV platform. It is purposefully engineered to provide maximum consumer and cargo space on a small vehicle footprint. The platform’s modularity supports a wide range of vehicle applications and use cases. With our common platform architecture, we expect to enable the production of our Lifestyle Vehicle and Lifestyle Delivery Vehicle, MPDV, and Pickup, among other additional vehicle variants. By using a uniquely versatile platform architecture strategy as the foundation for multiple vehicles, we expect to reduce both time and expense in research and development, testing and manufacturing. These efficiencies enable us to develop and scale future vehicle programs faster and at a significantly lower overall cost than other vehicle manufacturers. In addition, by allowing us to develop and bring new products to market, our platform architecture will enable us to more efficiently allocate capital to meet current and evolving areas of demand and market opportunities.

Our proprietary platform architecture directly houses all of the most critical components of an EV. This includes the market’s first true steer-by-wire platform, a composite leaf spring suspension system, an advanced fully electric drivetrain, a modular battery and battery management systems, “DC fast charge” and bi-directional charging capabilities, and an innovative electrical systems architecture. Each of these component systems has been engineered not only for optimal performance but also for efficient packaging into our compact platform. We place a strong emphasis on efficiency and functional integration, and have designed many components to fulfill as many functions as possible. This strategy reduces the total number of parts and platform size and weight, ultimately providing a more spacious, utilitarian interior and cost-effective vehicle.

The system's innovative architecture consolidates our domain functions across 15 core ECUs, compared to over 150 ECUs for some modern-day luxury vehicles. All of our ECUs support over-the-air updating and data collection via our proprietary hardware and software stack.

Purpose-Built Vehicles

    Lifestyle Delivery Vehicle

The Lifestyle Delivery Vehicle, a variant of our Lifestyle Vehicle designed for fleets, offers a spacious cargo capacity on a Class-1 footprint to deliver maximized return on investment for a wide range of commercial customers. Our upfit-ready design and top hat is tailored for commercial delivery, providing customization flexibility to meet business needs without compromising space or performance.

Lifestyle Vehicle

Our consumer-oriented Lifestyle Vehicle is the result of a completely re-engineered vehicle design, eliminating wasted space throughout the vehicle and providing exceptional utility to the user. By capitalizing on EV architecture, our Lifestyle Vehicle eliminates compartmentalization, featuring more interior volume than a SUV and an exterior footprint comparable to a compact car, the Lifestyle Vehicle accommodates space for up to seven people.

The Lifestyle Vehicle is expected to feature a minimalist concealed infotainment panel and seamless mobile phone and device connection. It is also expected to have SAE Level 2.5 ADAS with compatibility for more advanced levels of autonomy. We have in sourced all the advanced IP development, including test and validation of ADAS software for the Lifestyle Vehicle. The vehicle architecture is designed to integrate with advanced driver assist technology. As a result, the vehicle will be positioned to evolve and adapt to the next generation of transportation.

Multi-Purpose Delivery Vehicle

Designed from the inside out, our MPDV will be constructed to be a productivity tool built for small businesses and last-mile delivery companies. With last-mile delivery customers in mind, the vehicle is designed to maximize productivity gains with high roof heights, storage lockers, and slide-out ramps. The unique body design for our top hats allows for modifications as required to facilitate dimensional, performance, and cost requirements, providing maximum utility to each business owner.

Pickup

Our Pickup is versatile and incorporate an array of innovative features, designed to help commercial and passenger customers do more with their vehicles. High-utility features include integrated worktables, multi-accessory charge ports for work tools and devices, and multiple spaces for cargo storage to be a ready-for-work vehicle. The Pickup can also be retrofitted with accessories, such as roof racks, camper shells, modular bed dividers and stowage solutions to further customize per the customers’ needs, for work or adventure.

Canoo Digital Ecosystem

Our digital ecosystem will be a suite of proprietary products and software tools consisting of our fleet optimized CanooHub, driver mobile app, vehicle Human Machine Interface ("HMI") and data analytics.

CanooHub is a proprietary web-based fleet management portal that empowers Canoo’s commercial customers to effectively manage their fleet. To complement Canoo’s Lifestyle Delivery Vehicle, CanooHub will support: tracking and management of vehicles, management of driver and vehicle assignments, user and permissions options, sending vehicle commands, keyless entry to vehicles, bulk operations such as OTA, charging, as well as climate and customer support. It will incorporate data and insight on the individual vehicle and fleet such as trips, battery health and vehicle efficiency. CanooHub will be updated continually and serve as a tool for commercial customers to manage their fleet’s performance, adding more features and expanding insights over time based on feedback from driving optimizations, charging patterns, recommendations, and fleet performance. CanooHub is intended to be customizable and integrate with existing solutions from our customers.

Canoo’s driver mobile app will incorporate valuable insights for real-time vehicle status and access to remote commands. The driver app will enable Passive Keyless Entry (PKE) for keyless entry access and operation of multiple Canoo vehicles and assignment to the appropriate number of drivers for our customers. Our driver mobile app will provide remote commands--such as lock/unlock, charging, climate--live vehicle data and insights on vehicle status and performance, vehicle alerts and notifications for safety, and accessing ecosystem of multiple Canoo vehicles. The driver mobile app is intended for fleet drivers and designed to scale to consumer driver’s needs..

Related, vehicle HMI is another component of Canoo’s digital ecosystem where it is interconnected with software applications such as CanooHub, web, and driver app. Vehicle HMI encompasses vehicle controls, customizable settings, range mode, cruise control, vehicle alerts, camera feeds for safety and connectivity such as cellular, Wi-Fi and Bluetooth.

Canoo’s interconnected ecosystem is powered by a proprietary data and analytics infrastructure. Our streaming cloud data platform and tooling aggregates, processes, and acts on the vast amounts of data generated by our vehicles and products from battery performance to driving behavior to product usage. This data is analyzed to optimize vehicle performance, improve safety, and enhance the overall user experience throughout the vehicle’s lifecycle. At scale for fleets, these optimizations may be utilized to add significant cost savings and efficiencies.

Canoo secures all our systems and products including data. Our cybersecurity team keeps our networks, systems, and applications secure using a wide variety of tools to constantly monitor our information technology assets. Telemetry data from various systems is sent to our Security Operations Center (SOC) for proactive actions to ensure security. We follow the NIST Cybersecurity framework and are working towards compliance with NIST 800-53. We have an active Cloud Security program to monitor assets and remediate issues. We use tools to ensure compliance with our security rules and alerts us of any deviations. We conduct regular internal and external penetration tests, utilize tools for detection of malware/viruses on endpoints, follow incident response procedures, and remediate vulnerabilities according to security and risk.

Canoo digital ecosystem allows continuous innovation and improvement of our products and services with insights we gain from the entire vehicle lifecycle as well as every single product and service touchpoint across the customer journey. Our end-to-end ownership of digital environment enables us to scale our offerings and our efficiency for rapid innovation to deliver customized, secured and valuable experiences to our customers. We are continuously improving our offerings by adding new capabilities and functionalities.

With our integrated digital environment and ecosystem, we are able to increase customer engagement, improve customer trust and loyalty, enhance customer experience across all touchpoints, and achieve greater efficiency in our software development and innovation. Our customers will have access to a seamless experience across all touchpoints within their vehicle lifecycle and related third party services outside of the automotive sector. We are able to offer personalized experience allowing for quick and easy adaptation and transition between our products and services to increase likelihood for the customer to return as well as to make recommend our brand to others. We are able to offer consistent and efficient experiences through the sales funnel all the way through product and asset management experiences. We are continuing our efforts in increasing our innovation efficiency and scalability made possible by our digital ecosystem in terms of automation, integration and personalization capabilities.

Manufacturing & Product Development Strategy

Manufacturing

Our objective is to maximize return on capital by matching our cost structure with our projected production while meeting timing and quality expectations. We have carefully assessed various manufacturing footprint options and have concluded that building in America is best aligned with our mission and current focus to invest in the communities and states that are investing in high-tech, innovative manufacturing alongside us, creating American jobs. In addition, we are exploring the use of advanced manufacturing techniques including additive manufacturing, laser welding, and flexible factory machinery and equipment, which we believe will enable us to efficiently manufacture top hats serving multiple use cases. This will allow us to more effectively allocate capital to respond to market demand. We plan to produce the Lifestyle Delivery Vehicle in 2023, preceding the Lifestyle Vehicle, Pickup and Multi-Purpose Delivery Vehicle, which all sits on our Multi-Purpose Platform.

Currently, we have secured commitments with the states of Oklahoma and Arkansas for manufacturing, R&D, software development and customer support and finance facilities. We are in the process of completing definitive agreements with both states including approximately $440 million of non-dilutive financial incentives. We leveraged slow builds with our contract manufacturing partner to validate and test our processes in advance of starting high-volume scaled production in Oklahoma.

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

We announced our battery module manufacturing facility in Pryor, Oklahoma. This facility, utilizing highly automated assembly lines, will produce our proprietary battery modules, leveraging our intellectual property on both thermal management and battery management systems. Our battery modules, currently utilizing standard 21700 cylindrical cells, are applicable beyond Canoo vehicles and can be deployed for different energy use cases with a scalable and flexible configuration including those being evaluated by the US Army.

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

Additionally, while some Canoo Digital Ecosystem functionalities will be packaged with the vehicle, others are expected to be offered as upgradeable options accessed as a subscription service. For service and maintenance, we will apply accessible service solutions, so owners of our vehicles can receive fast and seamless service wherever they are. As a technology-forward company, much of our service support will be done via over-the-air connection to the vehicles. Our customer journey software will ensure that throughout the course of a vehicle’s life, from production and delivery to its first drive and service visit, each event is recorded so that the owner has the most up-to-date and accurate information.

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
•Highly configurable vehicle platform designed and engineered in-house: We have developed critical technologies in-house that allow for our vehicle platform to be highly modular and efficient. Over 70% of critical functions for our vehicles are delivered in this platform, enabling us to develop utilitarian vehicles that can address a wide range of use cases and applications. Our current platform architecture can support multiple vehicles, addressing different segments of the vehicle market. Additionally, our vehicle design and engineering is functionality-focused, differentiated by its simplicity and intended superior performance. For example, our drive unit has less than 10% of the parts an average vehicle with an internal combustion engine would have. All of these key innovations are protected intellectual IP, such as our drive-by-wire packaging, suspension and battery pack thermal management, differentiating us from our peers.
•Software centric ecosystem built upon access to harmonized vehicle data enabling monetization opportunities: We believe our software and its vehicle agnostic approach is a critical differentiator relative to our peers. By harnessing vehicle data across both Canoo and other vehicles, we position ourselves to become the vehicle asset management platform of entire households or fleets. Our software platform is designed to aggregate and anonymize vehicle data such as motor temperature, diagnostic status, and tire pressure either over-the-air from Canoo and other connected vehicles, or via an OBD device for legacy vehicles. We expect the Canoo Digital Ecosystem will be built upon this harmonized vehicle data, which will be analyzed to deliver insights to customers about all their vehicles in one centralized location. As a part of the Canoo Digital Ecosystem, we intend to ultimately build a robust ecosystem of partner solutions including fleet logistics, insurance, charging stations, and body and repair shops, to deepen our value proposition to customers while driving business for our partners.
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

Growth Strategies

We intend to continue to invest in the growth of our business to drive revenue and improve customer satisfaction. We believe the growth strategies that we will employ will help maintain strong customer relationships and generate value for stakeholders over the long-term. We plan to achieve this by providing a strategic product that enables our customers to purchase modular accessories, hardware, software products, and variants while continuing to invest in our proprietary technology platform.

The key elements to our growth strategy include:

•Introducing Next-Generation Models and Variants: By leveraging our modular platform, we anticipate that new vehicle models and variants can be developed more quickly than traditional models. The new models and variants provide flexibility with launching new use cases, price alternatives and geographies.
•Bringing Non-Canoo Vehicles into our Ecosystem: Our software ecosystem is intended to incorporate vehicles produced by us as well as those from other manufacturers. This will increase the number of vehicles our products have access to, and the monetizable services we offer our customers. We aim to offer customers the full suite of services in all of their cars resulting in an opportunity to generate additional revenue streams.
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

As of December 31, 2022, we had 114 pending or allowed U.S. patents and 106 pending or allowed international patent applications. Our patents and patent applications are related to, among other things, EV platforms, powertrain technologies, suspension systems, battery systems, drive-by-wire design, impact features, manufacturing methods and vehicle and product design. We pursue the registration of our domain names and material trademarks and service marks in the United States and in some locations abroad. In an effort to protect our brand, as of December 31, 2022, we had one U.S. registered trademark, one pending U.S. trademark application, and 67 registered or pending international trademarks.

We regularly review our development efforts to assess the existence and patentability of new inventions, and we file additional patent applications when it is determined it would benefit our business to do so.

EMPLOYEES AND HUMAN CAPITAL

As an organization, we pride ourselves on attracting and developing a skilled workforce drawing from deep automotive and technology experience. As of December 31, 2022, we had 812 employees. Approximately 75% of our workforce is engaged in research and development, manufacturing and related engineering and testing functions.

We maintain a robust compensation and benefits program to attract, retain, incentivize and reward the talented employees who contribute to our business and who share in our vision to create a cleaner planet and bring EVs to everyone. In addition to a competitive base salary, our compensation and benefits program includes heavily subsidized healthcare and insurance benefits, health savings accounts, equity-based compensation awards, 401(k), flexible paid time off and paid family leave. We provide our employees and their families with access to a variety of flexible and convenient health programs that allow employees to customize their benefits to best meet the needs of their individual families. We provide an employee stock purchase program for employees to increase their ownership and investment in the company. We also provide competitive stock-based awards and performance bonus targets to attract, retain and motivate employees, consultants and directors. Beyond our broad-based stock award programs, we use targeted equity-based grants for most employees, with longer term vesting conditions, to facilitate the future performance and retention of key people with critical roles, skills and experience. These programs are continually evaluated and updated by the Compensation Committee of our Board of Directors (our “Board”) and management team, as appropriate, to reflect the maturation of our business and to remain competitive in attracting and retaining skilled talent.

Our management team invests significant time and attention to the continued development of our workforce and to our employee career growth and retention efforts. We continue ramping up additional hiring efforts across our organization as we develop our announced vehicle programs and software offerings, expand our geographic footprint and, in particular, as we ready and ramp our manufacturing facilities in Oklahoma and support of announced vehicle and software programs. We accelerated hiring in the first half of 2022 as we build our facilities and staff up for production. As part of our growth and retention strategy, we identify and recruit in particular from well-respected OEMs, tier one automotive suppliers, automotive engineering firms, software enterprises and high-growth technology companies, while also incentivizing talent development within our existing organization. As we transfer key operations to the States of Oklahoma and Arkansas, we are partnering with local agencies to attract residents of those states, which include a significant native American and veteran population. We are committed to attracting and retaining a workforce which is ethnically, racially and gender diverse, and we integrate diversity, equity and inclusion principles and practices into our corporate recruiting, onboarding and long-term retention strategies.

We are invested in seeing that our corporate values are reflected in all aspects of our operations and decision-making, and that our policies and practices reflect our commitment to fostering high ethical standards across our entire organization. We promote a safe work environment by conducting annual anti-harassment training for management and employees alike. Any employee with concerns related to our ethics or integrity, or who wishes to report incidents of fraud or abuse, may lodge an anonymous complaint through an externally-managed web-based platform or hotline without fear of retaliation.

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
Emissions
California has greenhouse gas emissions standards that closely follow the standards of the U.S. Environmental Protection Agency (the “EPA”), as well as requirements for automakers to sell increasing fractions of zero emission vehicles ("ZEVs"). The registration and sale of ZEVs in California could earn us ZEV credits that we could in turn sell to traditional OEMs looking to meet their ZEV sales and greenhouse gas reduction targets in order to meet California’s ZEV targets and state and federal emissions regulations. Other U.S. states have adopted similar ZEV standards including Colorado, Connecticut, Maine, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, Oregon, Rhode Island, Vermont, Virginia, and Washington. We intend to take advantage of these regimes by registering and selling ZEVs in these other U.S. states.

ZEV credits in California or other states are calculated under the California Air Resources Board (“CARB”) ZEV Regulation in relation to ZEVs sold and registered in California or those states, and include Battery Electric Vehicles (“BEVs”), Fuel Cell Electric Vehicles (“FCEVs”), and Plug-In Hybrid Electric Vehicles ("PHEVs"). The ZEV program assigns ZEV credits to each vehicle manufacturer. Vehicle manufacturers are required to maintain ZEV credits equal to a set percentage of total vehicles sold and registered in California. Under the current ZEV rule (through model year 2025), each ZEV sold and registered in California earns a number of credits based on the drivetrain type and the all-electric range (“AER”) of the vehicle under the Urban Dynamometer Driving Schedule Test Cycle. Plug-in hybrid vehicles (“PHEVs”) receive between 0.4 and 1.3 credits per vehicle sold and registered in California. Battery electric and fuel cell vehicles receive between 1 and 4 credits per vehicle sold in California, based on range. The credit requirement was 9.5% in 2020, which required about 3% of sales to be ZEVs. The credit requirement will rise to 22% in 2025, which will require about 8% of sales to be ZEVs. If a vehicle manufacturer does not produce enough EVs to meet our quota, it can choose to buy credits from other manufacturers or pay a $5,000 fine for each credit it is short. Rules related to crediting and requirements will change beginning in model year 2026 under the recently adopted Advanced Clean Cars II regulation.

Federal and State Incentives in the United States

Canoo and its customers may benefit from certain provisions of the Inflation Reduction Act (“IRA”), which Congress passed and the President signed into law in 2022. Many of the provisions of that law took effect after December 31, 2022.

Specifically, Canoo customers will benefit from the IRA’s Commercial Clean Vehicle Tax Credit (Internal Revenue Code (“I.R.C.”) Section 45W). Customers that place Canoo vehicles into service in 2023 are eligible for the maximum amount of that credit ($7,500 per vehicle). Tribal, state, and local governments may be able to realize comparable benefits utilizing the IRA’s direct pay provisions.

Canoo’s fleet customers also may benefit from the IRA’s Alternative Fuel Infrastructure Tax Credit (I.R.C. Section 30C). Subject to certain conditions, customers who place a charging station in service 2023 may be eligible for a tax credit of up to 30% (up to $100,000) of the cost of the qualified property alternative fuel vehicle refueling property placed into service through December 31, 2032.

Canoo makes battery modules and announced plans in 2022 to establish a battery module production facility in Pryor, Oklahoma. As such, the Company may benefit from the IRA’s Advanced Manufacturing Production Tax Credit (I.R.C. Section 45X). Subject to certain conditions, manufacturers can claim a credit for each battery module or other eligible component made in the United States.

Canoo may benefit indirectly from $7.5 billion in Bipartisan Infrastructure Law funding made available beginning in 2022 to build out a nationwide network of electric vehicle fast charging stations. The Company may also be eligible for a loan pursuant to the Advanced Technology Vehicles Manufacturing Loan Program administered by the U.S. Department of Energy.

In addition to federal tax credits, some U.S. states maintain laws that encourage the purchase of eligible zero emission vehicles. For example, California, Colorado, Oregon, and Texas provide state tax credits or rebates for the purchase of EVs. New Jersey and Washington exempt the purchase of EVs from state sales tax. Other inducements include preferential parking or dedicated highway lanes.

Some of these programs have eligibility limits based on either consumer income or the manufacturer’s suggested retail price of the vehicle. Others will supply rebates or credits only until a set aside amount of funding or credit authority exists. Several states plan to phase out inducements over time or as a specific volume of eligible vehicles is sold.

Many U.S. states and municipalities, as well as certain private organizations, offer financial and other incentives to businesses to encourage investment and economic development in particular areas. These incentives generally are conditional and depend on meeting agreed performance requirements, such as creating a specific number of jobs or paying a minimum average annual wage.

In 2022, Canoo announced plans to establish a vehicle manufacturing facility in Oklahoma City, Oklahoma and a battery module manufacturing facility in Pryor, Oklahoma. For these planned investments, state and local governments and other partners offered Canoo economic development incentives. Those incentive offers apply to facilities Canoo has announced in the state of Oklahoma.

EPA Emissions and Certificate of Conformity
The U.S. Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by CARB certifying that our vehicles comply with all applicable emissions and related certification requirements. A Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act’s standards and a CARB Executive Order is required for vehicles sold in California and states that have adopted California’s stricter standards for emissions controls related to new vehicles and engines sold in such states. States that have adopted the California standards as approved by EPA also recognize the CARB Executive Order for sales of vehicles. In addition to

California, there are 17 other states that have either adopted or are in the process of adopting the stricter California standards, including New York, Massachusetts, Vermont, Maine, Pennsylvania, Connecticut, Rhode Island, Washington, Oregon, New Jersey, Maryland, Delaware, Colorado, Minnesota, Nevada, Virginia, and New Mexico.
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
If we expand our offerings outside of the United States, our vehicles will be subject to foreign safety, environmental and other regulations. Many of those regulations are different from those applicable in the United States and may require redesign and/or retesting. For example, the European Union (“E.U.”) has established new approval and oversight rules requiring that a national authority certify compliance with heightened safety rules, emissions limits and production requirements before vehicles can be sold in each E.U. member state, the initial of which rules were rolled out on September 1, 2020. Both domestically and abroad regulations that apply to our vehicles may change over time, so we will regularly evaluate these change and proposed changes to ensure our vehicles can remain available to the markets we serve.
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
Automobile Manufacturer and Dealer Regulation

In the United States, state laws regulate the manufacture, distribution, sale and service of automobiles, and generally require motor vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to residents. Canoo currently is licensed to sell vehicles by the State of California. With that license, we can sell to customers across the country as a matter of interstate commerce.
However, certain other states do not permit automobile manufacturers to be licensed as dealers or to act in the capacity of a dealer, or otherwise restrict a manufacturer’s ability to deliver or service vehicles. Some automobile dealer trade associations have challenged the legality of direct selling by motor vehicle manufacturers in court or have used administrative and legislative processes to attempt to prohibit or limit manufacturers’ ability to operate existing dealerships or to expand to new locations. Certain dealer associations have lobbied state licensing agencies and legislators to interpret existing laws or to enact new laws in ways that prevent manufacturers from selling vehicles to customers.

Canoo will continue to support laws, regulations and policies that enable motor vehicle manufacturers to distribute, sell and service their vehicles efficiently and in ways that best meet the needs of their customers.
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
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider them carefully, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe to be immaterial may also become important factors that adversely affect our business. If any of these risks occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment.
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
•Our current business plans require a significant amount of capital. If we are unable to obtain sufficient funding or do not have access to capital, we will be unable to execute our business plans and our prospects, financial condition and results of operations could be materially adversely affected.
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
•We have been notified by The Nasdaq Stock Market LLC of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our Common Stock could be delisted from Nasdaq, which would have an adverse impact on the trading, liquidity, and market price of our Common Stock.
•Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions could adversely affect our current financial condition and projected business operations.
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
We incurred a net loss and comprehensive loss of $487.7 million and $346.8 million, for the years ended December 31, 2022 and 2021, respectively. We believe we will continue to incur operating and net losses and comprehensive losses each quarter, at least until we significantly advance operations and produce and deliver our EVs to the market on a large scale. Due to various circumstances we have in the past, and may in the future, delay the launch and delivery of our vehicles, or may not be able to deliver them at all. Even if we are able to successfully develop our EVs and attract customers for our vehicle and product offerings, there can be no assurance that we will be financially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our EVs, which may not occur.
We expect the rate at which we will incur losses to be significantly higher in future periods as we:
•continue to design, develop, manufacture and market our EVs;
•continue to utilize third-parties for supply, parts of our product development process and pre-production manufacturing;

•expand and scale our production capabilities, including costs associated with developing and equipping our own manufacturing facilities (or if required, outsourcing some of the manufacturing of our EVs);
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
Because we will incur the costs and expenses from these efforts before we receive substantial amounts of incremental revenue with respect thereto, our losses in future periods will continue to be significant. In addition, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenue, which would further increase our losses.
We may be unable to adequately control the costs associated with our operations.
We require significant capital to develop and grow our business, including acquiring, developing and tooling our production facilities, developing and producing our EVs, establishing or expanding design, research and development, production, sales, customer experience and service facilities and building our brand. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including expenses to develop and tool our facilities, research and development expenses (including related to developing and commercializing our Lifestyle Vehicle, including the Lifestyle Delivery Vehicle, MPDV and Pickup, configurations thereof, and other future vehicles), raw material procurement costs, sales and distribution expenses as we build our brand and market our EVs and other products, and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. Furthermore, although we believe the intended modularity of our EV platform will allow us to reduce costs to develop and manufacture new vehicles, we cannot guarantee that this will be the case and the development and manufacture of new vehicle models may require greater capital expenditure than anticipated. In addition, we may incur significant costs associated with developing and operating both effective sales channels as well as a robust service and maintenance network for our EVs. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our EVs to meet projected performance metrics, identify and investigate new areas of demand and successfully market our EVs, but also to sell our EVs at prices needed to achieve our expected margins and control our capital expenditures and costs, including the risks and costs associated with developing our facilities, operating, maintaining and financing our fleet of EVs. If we are unable to efficiently design, develop, manufacture, market, deploy, distribute and service our EVs, our margins, profitability and prospects would be materially and adversely affected.
Our current business plans require a significant amount of capital. If we are unable to obtain sufficient funding or do not have access to capital, we may not be able to execute our business plans and our prospects, financial condition and results of operations could be materially adversely affected.

We have experienced operating losses, and we expect to continue to incur operating losses as we implement our business plans. We expect our capital expenditures to continue to be significant in the foreseeable future as we expand our business. We expect to expend capital with significant outlays directed both toward bringing our current vehicle programs to market as well as developing additional vehicles, along with related products and service offerings. The fact that we have a limited operating history means we have limited historical data on the demand for our EVs and other products. As a result, our future capital requirements may be uncertain and actual capital requirements may be different from those we currently anticipate. In addition, new opportunities for growth in future product lines and markets may arise and may require additional capital.

During the fourth quarter of 2022, our principal sources of liquidity were proceeds from the ATM Offering (Note 14) and Yorkville PPA (Notes 9 and 14), as well as our unrestricted cash balance in the amount of $36.6 million as of December 31, 2022. As an early-stage growth company, our ability to access capital is critical. We expect that we will need to raise additional capital in order to continue to execute our business plans in the future, and we plan to seek equity and/or debt financing, including by offering additional equity, and/or equity-linked securities, through one or more credit facilities and potentially by offering debt securities, to finance a portion of our future expenditures. The global macroeconomic environment and the resulting negative impacts on capital markets as well as other geopolitical forces may make it more difficult for us to raise additional funds.

The sale of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations or our ability to pay dividends to our stockholders. Our ability to obtain the necessary additional financing to carry out our business plans or to refinance, if necessary, any outstanding debt when due is subject to a number of factors, including general market conditions, which continue to experience volatility and disruptions as a result of inflation and interest rate changes, and investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds on favorable terms, we may have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We might not be able to obtain any such funding or we might not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations and our prospects, financial consolidated results of operations could be materially adversely affected, in which case our investors could lose some or all of their investment.

Our management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient additional funding or do not have access to capital, we may be required to terminate or significantly curtail our operations.

Based on their assessment, our management has raised concerns about our ability to continue as a going concern. Management continues to explore raising additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing to supplement the Company’s capitalization and liquidity. However, as substantial doubt about our ability to continue as a going concern exists, our ability to finance our operations through the sale and issuance of additional debt or equity securities or through bank or other financing could be impaired and management cannot conclude as of the date of this filing that its plans are probable of being successfully implemented. As of the date of this report, we believe that our existing cash resources and additional sources of liquidity are not sufficient to support planned operations for the next 12 months. Our ability to continue as a going concern will depend on our ability to obtain additional capital.

During the fourth quarter of 2022, our principal sources of liquidity were proceeds from the ATM Offering (Note 14) and Yorkville PPA (Notes 9 and 14), as well as our unrestricted cash balance in the amount of $36.6 million as of December 31, 2022. The decision regarding future sales of shares through the ATM Offering is subject to market conditions, such as trading volume, price of our Common Stock and other factors beyond our control, as well as conditions included in the programs’ governing documents. As of March 27, 2023, we had issued an aggregate of 36.3 million shares under the ATM Offering. There is no guarantee that we will be able to sell any additional shares and receive any additional proceeds from the ATM Offering. Therefore, our current sources of financing remain limited.

We continue to explore potential sources of capital financing. However, additional capital may not be available on favorable terms, or at all, and additional equity financing, including shares issued under the ATM Offering, will further dilute our current stockholders. If we raise additional funds by issuing debt securities or preferred stock, or by incurring additional loans, these forms of financing would have rights, preferences, and privileges senior to those of holders of our Common Stock. If adequate capital is not available to us in the amounts needed, we could be required to terminate or significantly curtail our operations in which case our investors could lose some or all of their investment.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions could adversely affect our current financial condition and projected business operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. In addition, there is the possibility that we may not be able to access a portion of our existing cash and cash equivalents and investments in marketable securities due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation, or the FDIC, took control and was appointed receiver of Silicon Valley Bank, one of our banking partners. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments in marketable securities may be threatened and could have a material adverse effect on our business and financial condition.

We have not achieved positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.
We have had negative cash flow from operating activities of $400.5 million and $300.8 million for the years ended December 31, 2022 and 2021, respectively. We expect to continue to have negative cash flow from operating and investing activities for 2023 as we will continue to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to develop and tool our facilities for production, increase sales, engage in development work and ramp up operations, including capital expenditures directed towards the manufacturing of our EVs. Our business also will at times require significant amounts of working capital to support the growth of additional EV platforms and vehicle models. An inability to generate positive cash flow may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance that we will achieve positive cash flow in the near future or at all.
Our financial results may vary significantly from period to period due to fluctuations in our operating costs, product demand and other factors.
We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as the pace at which we continue to design, develop and manufacture new EVs, increase production capacity and establish or expand design, research and development, production, sales and service facilities. Fluctuations in our period-to-period financial results may be further exacerbated as a result of factors beyond our control, including inflation, changes in interest rates, demand for components and materials, and cost of labor. Additionally, our revenue from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product derivatives based on market demand and margin opportunities, develop and introduce new EVs or introduce existing EVs to new markets for the first time. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results are not and will not be necessarily meaningful for the foreseeable future and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused only on quarterly financial results. If any of this occurs, the trading price of our Common Stock could fall substantially, either suddenly or over time.
Our limited operating history makes evaluating our business and future prospects difficult and increases the risk of your investment.
You must consider the risks and difficulties we face as an early stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, financial condition and operating results will be materially and adversely harmed. Legacy Canoo was incorporated in November 2017, and we became a public company in late 2020. As a result, we have a very limited operating history on which investors can base an evaluation of our business, prospects, financial condition and operating results. There are no assurances that we will be able to secure future business with customers.
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
•developing our facilities;
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

Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel. We intend to continue to hire a significant number of additional personnel, including software engineers, design and production personnel and service technicians for our EVs and related products, including our software offerings. Competition for individuals with experience designing, producing and servicing EVs and automotive software is intense particularly given current labor shortages. As a result, it may be challenging to attract, hire and retain skilled personnel, in particular automotive engineering and software engineers. The geographic location of the areas where we operate or intend to operate, including Arkansas, Oklahoma, Michigan, Texas and Southern California may exacerbate these challenges given that availability of skilled personnel with experience in EVs and automotive software may not be as readily or historically available in certain of those locations.

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

As of March 24, 2023, there are no Pre-Paid Advances outstanding under the PPA. Under the terms of the PPA, there are certain conditions precedent to each Pre-Paid Advance, including, among others, that the market price of our Common Stock is greater than $1.50 per share as measured by the average daily VWAP for each of the three consecutive trading days immediately prior to the date of determination. As such, additional capital under the PPA will not be available to the Company without Yorkville waiving the share price condition discussed in the preceding sentence unless the market price of our Common Stock increases above $1.50. If there are subsequent Pre-Paid Advances under the PPA, our cash flow from operations may be insufficient to meet our payment obligations under the PPA, in which case we could incur an event of the default under the PPA which would cause all outstanding amounts to become immediately due and payable. Furthermore, under the terms of the PPA, if there are any amounts outstanding under a Pre-Paid Advance, we would be unable to continue issuing shares of Common Stock under the ATM Offering without prior consent from Yorkville. Any subsequent debt we may owe Yorkville under the PPA or any other debt owed to other parties could make us more vulnerable to a downturn in our operating results or a downturn in economic conditions. If our cash flow from operations is insufficient to meet any debt service requirements or we incur an event of default, we could be required to refinance our obligations, or dispose of assets in order to meet debt service requirements.

Customers who have committed to purchase significant amounts of our vehicles may purchase significantly fewer vehicles than we currently anticipate or none at all. In that case, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

Our future success depends on us commencing commercial sales and attracting a large number of customers for our EVs. In the near-term, if we are able to complete the development of our MPP and EVs, we have secured commitments from Walmart, Zeeba and Kingbee to purchase vehicles. Pursuant to EV Fleet Purchase Agreements, such parties agreed to purchase certain specific number of EVs, in each case with an option to purchase additional EVs. Such parties’ purchases are subject to us meeting certain acceptance and performance criteria with respect to EVs. If we are unable to meet such requirements, such parties may terminate the EV Fleet Purchase Agreements or decide to purchase fewer vehicles than expected. Walmart also has the right to terminate the Walmart EV Fleet Purchase Agreement for convenience upon at least 30 days’ written notice. Furthermore, these parties may not have the financial resources to purchase vehicles from us. If these parties terminate the EV Fleet Purchase Agreements or purchase less EVs than expected or none at all, we will not realize the revenue that we expect to realize from these agreements.

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
In late 2022, we conducted limited production of our Lifestyle Delivery Vehicle at our Michigan facility. In 2023, we expect that additional production of the Lifestyle Delivery Vehicle will be offered, with our other vehicle models and configurations to come shortly thereafter. However, we have significant milestones to achieve before then and we have had to delay and reassess our launch dates various times in the past. Our continued development and manufacturing of our first volume manufactured EVs and our future EVs are and will be subject to risks, including with respect to:
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
Our business will initially depend substantially on the success of our first vehicle releases, primarily our Lifestyle Delivery Vehicles. We expect to be ready to deliver the Lifestyle Vehicle and its variants first; however, at this time, there is no absolute certainty regarding timing of production of this model or our other models. Historically, automobile customers have come to expect a variety of vehicle models offered in a manufacturer’s fleet and new and improved vehicle models to be introduced frequently. In order to meet these expectations as well as evolving areas of market demand and margin opportunities, we plan in the future to introduce on a regular basis new EV models as well as enhance versions of existing vehicle models. The introduction of new EV models on the consumer side may limit customers’ willingness to purchase older model EVs. To the extent our product variety and cycles do not meet consumer expectations or cannot be manufactured on our projected timelines and in line with cost and volume targets, our financial results may be materially adversely affected. Given that for the foreseeable future, our business will depend on a limited number of models, to the extent a particular model is not well-received by the market, our sales volume could be materially and adversely affected. This could have a material adverse effect on our business, prospects, financial condition and operating results.
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

Implementing a direct sales and leasing model is subject to numerous significant challenges, including obtaining permits and approvals from government authorities, and we may not be successful in addressing these challenges in all cases. Further, there are substantial automotive franchise laws in place in many geographies around the world and we might be exposed to significant franchise dealer litigation risks, which risks may be further increased if we ultimately elect to pursue a direct sales and leasing model in certain jurisdictions in lieu of a dealer franchise model.
If our direct sales and leasing model or alternative distribution channels do not develop as expected or develop more slowly than expected, we may be required to modify or abandon such models, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.
In addition, a portion of our distribution may be conducted under a consumer subscription model. A consumer subscription model is a distinct approach to automotive sales. In a subscription model, we would provide customers direct access to our owned EV fleet rather than selling or leasing our EVs via direct sales. The subscription model of vehicle distribution is relatively new and unproven and may provide for slower expansion than a traditional dealer franchise model. In addition, as the EVs in a subscription fleet age, consumers may be unwilling to pay the same subscription price as they are for a new vehicle, and if we are forced to discount our subscription prices, it may limit our ability to become profitable. If consumers determine that there is not a compelling reason to switch from the traditional automotive purchasing models, our subscription model may not develop as expected and we may not be able to conduct sales through such a model, which may have an adverse impact on our results of operations.
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
We do not yet have experience in servicing or repairing our EVs for customers. We will launch of EV aftermarket servicing and customer deployment of our integrated software in tandem with our first customer deliveries. If our we or our partners do not adequately scale, it may negatively affect our business, financial condition and operating results. Additionally, servicing EVs is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. We plan to leverage our own service facilities or partner with third-parties, where possible, to perform some or all of the servicing on our EVs, and there can be no assurance that we will be able to enter into effective arrangement with any such third-party provider. Although such servicing partners may have experience in servicing other vehicles, they will initially have limited experience in servicing our vehicles. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience or inventory to meet these service requirements in a timely manner. Any continued global and local disruptions in supply chains, due to the pandemic and other factors, may adversely affect our timely capacity to service our vehicles. In addition, if we are unable to roll out and establish a widespread service network that complies with applicable laws, customer satisfaction could be adversely affected, which in turn could materially and adversely affect our reputation and thus our sales, results of operations and prospects.
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
Preorders for EVs are cancellable.
Our EVs are still in development. As a result, we offer reservations, or preorders, for our Lifestyle Vehicle and its variants, our Multi-Purpose Delivery Vehicles and our Pickup that are cancellable without penalty, including full refund of any deposit payments (generally $100 per vehicle reserved). Given the anticipated lead times between preorders and the date of delivery of our EVs, there is a heightened risk that customers who preorder a vehicle may ultimately decide not to convert into binding contracts to purchase to our EVs due to potential changes in customer preferences, competitive developments and other factors. As a result, no assurance can be made that preorders will not be cancelled or that preorders will result in a final purchase, and any such cancellations could harm our business, prospects, financial condition and operating results.
Risks Related to our Production Processes and Supply Chain
If we fail to successfully build and tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.
We have entered into facility leases for our battery assembly operations and vehicle manufacturing operations in Pryor, OK and Oklahoma City, OK respectively. Construction and tooling of our facilities for production of our vehicles and our future expansion plans are complicated and present significant challenges. Among such challenges, our launch plans contemplate a compressed time period between the construction and tooling of our sites and the start of commercial production. As with any large-scale capital project, our construction and tooling efforts could be subject to delays, cost overruns or other complications. In order to commence commercial production at our facilities in Oklahoma, we will also need to hire and train a significant number of employees and integrate a yet-to-be-fully-developed supply chain. A failure to commence commercial production on schedule would lead to additional costs and would delay our ability to generate meaningful revenues. In addition, it could prevent us from gaining the confidence of potential customers, spur cancellations of reservations for our vehicles and open the door to increased competition. All of the foregoing could hinder our ability to successfully launch and grow our business and achieve a competitive position in the market.
In addition, there can be no assurance that we will be able to establish each of our planned production facilities within the planned timelines, or at all. The expense and time required to bring these facilities online and to assure that EVs manufactured at such facilities comply with our quality standards and regulatory requirements could be greater than currently anticipated. Implementing our own manufacturing and production facilities increases our capital expenditures and could delay production of our EVs. If we are unable to complete our facilities in accordance with our anticipated timelines, we may be unable to produce and deliver our EVs to the market within our planned timelines.
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

We may not be able to realize the non-dilutive financial incentives offered by state and local governments and other partners in Oklahoma and Arkansas. Developing our own manufacturing facilities for production of our EVs could increase our capital expenditures and delay or inhibit production of our EVs.

In 2021 and 2022, we finalized the selection of the State of Oklahoma as the location for certain facilities for the development, manufacture, sale and service of our EVs. In November 2021, we finalized the selection of the State of Arkansas as the location for our corporate headquarters and other facilities. As part of the negotiations with the State of Oklahoma and the State of Arkansas, these States, as well as local governments and other partners, have offered non-dilutive financial incentives to support our facilities, which we expect could be realized through a period of time based upon the achievement of certain milestones.
Certain agreements with state and local governments and other partners in Arkansas and Oklahoma remain preliminary and there is no assurance that we will be able to enter into definitive agreements reflecting the non-dilutive financial incentives we have been offered. There is also no guarantee that if we are able to enter into definitive agreements, we will be able to achieve the milestones or other requirements established by state and local governments and other partners in Arkansas and Oklahoma to realize the full value of the financial incentives. Other factors beyond our control could also impact the ability of the States to materialize such incentives. As a result, there is no guarantee that we will realize the non-dilutive incentives offered to us.

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
We have delayed launch of our vehicles in the past and may delay in the future. Any delay in the financing, design, development, production and release of our EVs, could materially damage our brand, business, prospects, financial condition and operating results. There are often delays in the design, development, production and release of new vehicles, and to the extent we delay the launch of our EVs, whether as a matter of corporate strategy or outside circumstances, our growth prospects could be adversely affected as we may fail to grow our market share. In particular, if we face challenges or delays in the build out of our manufacturing operations, including initially our advanced industrialization facility in Arkansas and later our mega microfactory facility in Oklahoma, we may face potentially significant production delays which could adversely affect our business. In addition, if we are not able to manufacture EVs at scale that meet our specifications on timelines required to meet market demand, we may need to expand our manufacturing capabilities, which could cause delays in our vehicle programs and would cause us to incur additional costs. Furthermore, we rely on third-party suppliers for the provision and development of many of the key components and materials used in our EVs, and to the extent they experience any delays, we may need to seek alternative suppliers. If we experience delays by our suppliers or other third-party partners, we could experience delays in delivering on our timelines.
Increases in costs, disruption of supply or shortage of raw materials and other components used in our vehicles, in particular lithium-ion battery cells, could harm our business.
We incur significant costs related to procuring raw materials required to manufacture and assemble our vehicles and operate our business. The prices for these raw materials fluctuate depending on factors beyond our control including market conditions and global demand for these materials. Increases in prices could adversely affect our business, prospects, financial condition, results of operations, and cash flows. Further, any delays or disruptions in our supply chain could harm our business. The COVID-19 pandemic has caused initial disruptions to and delays in our operations, including shortages and delays in the supply of certain parts, including semiconductors and other materials and equipment necessary for the production of our vehicles and development of our manufacturing facilities. Increased production of EVs by our competitors could also result in price fluctuations and shortages of supply of raw materials and components important to our business.
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
In particular, continued increased demand for semiconductor chips after 2020, due in part to the COVID-19 pandemic and increased demand for consumer electronics that use these chips, has resulted in a severe global shortage of chips in 2021 and 2022, which we expect to continue through 2023. As a result, our ability to source semiconductor chips used in our vehicles has been adversely affected. This shortage may result in increased chip delivery lead times, delays in the production of our vehicles, and increased costs to source available semiconductor chips. To the extent this semiconductor chip shortage continues, and we are unable to mitigate the effects of this shortage, our ability to deliver sufficient quantities of our vehicles to fulfill our preorders and to support our growth through sales to new customers would be adversely affected. In addition, we may be required to incur additional costs and expenses in managing ongoing chip shortages, including additional research and development expenses, engineering design and development costs in the event that new suppliers must be onboarded on an expedited basis. Further, ongoing delays in production and shipment of vehicles due to a continuing shortage of semiconductor chips may harm our reputation and discourage additional preorders and vehicle sales, and otherwise materially and adversely affect our business and operations.
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
We face intense competition in bringing our EVs to market. Both the automobile industry generally, and the EV segment in particular, are highly competitive, and we will be competing for sales with both EV manufacturers and traditional automotive companies. Many major automobile manufacturers have EVs available today and other current and prospective automobile manufacturers are also developing EVs. In recent quarters, interest in EVs from public investors has made access to public capital more readily available for newer entrants into the EV market, which in turn has increased the number of viable competitors. The influx of new, well-capitalized entrants, some of whom may be better capitalized than us or differently focused in areas of the EV market with greater demand, could have a material adverse effect on our business, prospects, financial condition and operating results. Many of our current and potential competitors may have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products, including their EVs. Additionally, many of our current and potential competitors may have greater name recognition, longer operating histories, larger sales forces, established servicing networks and broader customer and industry relationships and other resources than we do. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing, servicing, software and hardware engineering, and management personnel, as well as with investment opportunities and acquiring technologies complementary to, or necessary for, our EVs. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors. There are no assurances that customers will choose our EVs over those of our competitors, or over internal combustion engine vehicles. We expect additional competitors will continue to enter the industry. We also compete with companies offering automotive software products which may be comparable or fall into similar demand segments as our own.
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
•access to and pricing of raw materials;
•government regulations, ESG restrictions, and economic incentives;
•access to charging facilities and related infrastructure costs and standardization of EV charging systems;
•electric grid capacity and reliability;
•macroeconomic factors;
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
Our EVs are being designed with connectivity for an autonomous hardware suite and will offer some autonomous functionality. Autonomous driving technologies are subject to risks and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on user interaction and users, as well as other drivers on the roadways, which may not be accustomed to using or adapting to such technologies. To the extent accidents associated with our autonomous driving systems occur, we could be subject to liability, negative publicity, government scrutiny and further regulation. Certain features of our ADAS are developed by or in conjunction with third-party partners, and any deficiencies in the autonomous driving features developed by these third-party partners that are deployed in our production vehicles could also subject us to liability and other adverse consequences. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.
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
We may be unable to keep up with changes in EV technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Developments in alternative technologies, such as advanced diesel, ethanol, hybrids, fuel cells, including liquid hydrogen, or compressed natural gas, improvements in battery technologies utilized by our competitors or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. In addition, rapid development is taking place in the automotive industry with respect to vehicle infotainment and connectivity software and ADAS systems, including autonomous driving. Any failure by us to successfully react to changes in technologies relevant to our industry could materially harm our competitive position and growth prospects.
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
We are at risk for interruptions, outages and breaches of our: (a) operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; (b) facility security systems, owned by us or our third-party vendors or suppliers; (c) transmission control, battery management, steer-by-wire and autonomous driving systems or other in-product technology, owned by us or our third-party vendors or suppliers; (d) the integrated software in our EVs; or (e) customer data that we process or our third-party vendors or suppliers process on our behalf. Such incidents could: materially disrupt our operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance or safety of in-product technology and the integrated software in our EVs.
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
All vehicles sold must comply with applicable international, federal and state motor vehicle safety standards. In the United States, vehicles that meet or exceed all federally mandated safety standards are certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Failure by us to have our EVs satisfy motor vehicle standards would have a material adverse effect on our business and operating results.
We are subject to stringent and evolving laws, regulations, standards and policies, governing data privacy and security as well as contractual obligations related to data privacy and security, and our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines, penalties or other liability, and otherwise adversely affect our business.
We are subject to or affected by a number of foreign, federal, state and local laws and regulations, as well as contractual obligations and industry standards, that impose obligations and restrictions with respect to data privacy and security, and govern our collection, storage, retention, protection, use, transmission, sharing, and disclosure of personal information including that of our employees, customers and others. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. Such laws may be inconsistent or may change. Governmental authorities may adopt new or additional laws governing personal data.

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. In the United States, California adopted the California Consumer Privacy Act (“CCPA”), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action for data breaches. Specifically, the CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of the sale of personal information. The CCPA provides for civil penalties for violations and statutory damages ranging from $100 to $750 per violation, which is expected to increase data breach class action litigation and result in exposure to costly legal judgments and settlements. The CCPA was expanded on January 1, 2023, when the California Privacy Rights Act (“CPRA”) becomes operative. The CPRA, among other things, gave California residents the ability to limit the use of certain sensitive personal information, further restricted the use of cross-contextual advertising, establish restrictions on the retention of personal information, expanded the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and established a new California Privacy Protection Agency to implement and enforce California’s privacy laws. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA marks the beginning of a trend toward more stringent privacy legislation in the United States, evidenced by new privacy laws that have become effective in Utah, Virginia, Colorado and Connecticut. Other states have begun to propose or enact similar laws.

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
In addition, the U.S. net operating loss carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), these federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in our ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The ability to utilize net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Similar rules may apply under state tax laws. We determined that an ownership change occurred during the 2021 tax year, resulting in an annual limitation under Section 382. If we earn taxable income, such limitation could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
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
We are, and may in the future become, subject to various litigations, other claims, suits, regulatory actions and government investigations and inquiries. See the description of certain current legal proceedings described under Note 12, Commitments and Contingencies, of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
As of March 23, 2023, investment vehicles controlled by our Chief Executive Officer and Executive Chair beneficially own approximately 13.18% of our outstanding Common Stock and our executive officers, directors and their respective affiliates as a group beneficially own approximately 13.82% of our outstanding Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
We have been notified by The Nasdaq Stock Market LLC of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our Common Stock could be delisted from Nasdaq, which would have an adverse impact on the trading, liquidity, and market price of our Common Stock.

On March 27, 2023, we received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, because the closing bid price for our Common Stock has fallen below $1.00 per share for 30 consecutive business days (February 9, 2023 through March 24, 2023), we no longer comply with the $1.00 Minimum Bid Price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Select Market (the “Bid Price Requirement”). Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), we have been provided with a compliance period of 180 calendar days, or until September 25, 2023, to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price of our Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to September 25, 2023.

If we do not regain compliance by September 25, 2023, we may be eligible for an additional grace period. To qualify, we must apply to transfer the listing of our Common Stock to The Nasdaq Capital Market, which requires us to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Bid Price Requirement, and provide written notice of our intention to cure the minimum bid price deficiency during the second compliance period. If we meet these requirements, the Nasdaq staff would be expected to grant an additional 180 calendar days for the Company to regain compliance with the minimum bid price requirement. If the Nasdaq staff determines that we will not be able to cure the deficiency, or if we are otherwise not eligible for such additional compliance period, Nasdaq will provide notice that our Common Stock will be subject to delisting. The Company would have the right to appeal a determination to delist its common stock, and the common stock would remain listed on the Nasdaq Global Select Market until the completion of the appeal process.

Although we intend to continue to monitor the bid price levels for our Common Stock and will consider appropriate alternatives to achieve compliance with the Bid Price Requirement within the compliance period, including, among other things, a potential reverse stock split, we cannot assure you that the price of our Common Stock will subsequently remain in compliance with the required listing standard or that we will remain in compliance with any of the other applicable continued listing standards of Nasdaq. Any continuing failure to remain in compliance with Nasdaq's continued listing standards, and any subsequent failure to timely resume compliance with Nasdaq's continued listing standards within the applicable cure period, could have adverse consequences including, among others, reducing the number of investors willing to hold or acquire our Common Stock, reducing the liquidity and market price of our Common Stock, adverse publicity and a reduced interest in us from investors, analysts and other market participants. If we are delisted from Nasdaq, our Common Stock may be eligible for trading on an over-the-counter market. If the Company is not able to obtain a listing on another stock exchange or quotation service for its common stock, it may be extremely difficult or impossible for stockholders to sell their shares of Common Stock. Moreover, if the Company is delisted from Nasdaq, but obtains a substitute listing for its Common Stock, it will potentially be on a market with less liquidity, and therefore experience potentially more price volatility than experienced on Nasdaq. Stockholders may not be able to sell their shares of Common Stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if the Company’s Common Stock is delisted from Nasdaq, the value and liquidity of the Company’s Common Stock would likely be significantly adversely affected. A delisting of the Company’s common stock from Nasdaq could also adversely affect the Company’s ability to obtain financing for its operations and/or could result in a loss of confidence by investors, employees and/or business partners.

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
Our stock price has been volatile, and the market price of our Common Stock may drop below the price you pay.
Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, has subjected the market price of our shares to wide price fluctuations regardless of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including those described under "Risks Related to Our Business and Financial Results" and the following:
•changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;
•downgrades by any securities analysts who follow our common stock or publications of these analysts of inaccurate or unfavorable research about our business;
•future sales of our common stock by our officers, directors and significant stockholders;
•market conditions or trends in our industry or the economy as a whole;
•investors' perceptions of our prospects;
•announcements by us of significant contracts, acquisitions, joint ventures or capital commitments; and
•changes in key personnel.
In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the Company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.
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
The issuance of shares of our Common Stock upon exercise of our outstanding Public Warrants will increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of December 31, 2022, warrants to purchase an aggregate of approximately 23.8 million shares of our Common Stock were outstanding and exercisable (subject to the conditions set forth in the Public Warrant Agreement) (such warrants, "Public Warrants"). The exercise price of these Public Warrants is $11.50 per share. To the extent such Public Warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Public Warrants may be exercised could adversely affect the market price of our Common Stock.
There is no guarantee that our Public Warrants will be in the money at the time they are exercisable, and they may expire worthless.
The exercise price for our Public Warrants is $11.50 per share of Common Stock. There is no guarantee that the Public Warrants will be in the money throughout the time they are exercisable and prior to their expiration, and as such, the Public Warrants may expire worthless.
We may amend the terms of the Public Warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then-outstanding Public Warrants. As a result, the exercise price of your Public Warrants could be increased, the exercise period could be shortened and the number of shares of our Common Stock purchasable upon exercise of a Public Warrant could be decreased, all without your approval.
Our Public Warrants are issued in registered form under a warrant agreement (the “Public Warrant Agreement”) between us and Continental Stock Transfer & Trust Company, as warrant agent. The Public Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Common Stock purchasable upon exercise of a Public Warrant.
We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making such Public Warrants worthless.
We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Common Stock equals or exceeds $18 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force you (a) to exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (b) to sell your Public Warrants at the then-current market price when you might otherwise wish to hold your

Public Warrants or (c) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants.
In addition, we may redeem your Public Warrants after they become exercisable for a number of shares of Common Stock determined based on the redemption date and the fair market value of our Common Stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the Public Warrants are “out-of-the-money,” in which case, you would lose any potential embedded value from a subsequent increase in the value of our Common Stock had your Public Warrants remained outstanding.
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
An active trading market for our Common Stock or our Public Warrants may not be maintained.
We can provide no assurance that we will be able to maintain an active trading market for our Common Stock or our Public Warrants on the Nasdaq Global Select Market, or Nasdaq, or any other exchange in the future. If an active market for our Common Stock or our Public Warrants is not maintained, or if we fail to satisfy the continued listing standards of Nasdaq for any reason and our securities are delisted, it may be difficult for our security holders to sell their securities without depressing the market price for the securities or at all. An inactive trading market may also impair our ability to both raise capital by selling shares of Common Stock and acquire other complementary products, technologies or businesses by using our shares of Common Stock as consideration.
Registration of the shares of our Common Stock issuable upon exercise of the warrants under the Securities Act may not be in place when an investor desires to exercise warrants.
Under the terms of the Public Warrant Agreement, as well as terms of the contractual agreements underlying the Yorkville Warrants, Investor Warrants, the Placement Agent Warrants, and the Walmart Warrants, we are obligated to file and maintain an effective registration statement under the Securities Act covering the issuance of shares of our Common Stock issuable upon exercise of the warrants. We cannot assure you that we will be able to do so if, for example, any facts or events arise that represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or we are required to address any comments the SEC may issue in connection with such registration statement. For so long as the issuance of the shares of Common Stock issuable upon exercise of the warrants is not covered by an effective registration statement, registered under the Securities Act, we are required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Common Stock for sale under all applicable state securities laws.
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

As of December 31, 2022, there were 23,755,069 Public Warrants outstanding. In February 2022, we also issued a warrant to purchase an aggregate of approximately 1.0 million shares of Common Stock to VDL Nedcar at exercise prices ranging from $18 to $40 per share. In connection with the Walmart EV Fleet Purchase Agreement, we issued to Walmart a Warrant to purchase an aggregate of 61.2 million shares of Common Stock, subject to certain anti-dilutive adjustments, at an exercise price of $2.15 per share (the "Walmart Warrants"). The Walmart Warrant is vested with respect to 15.3 million shares of Common Stock.

In connection with the Yorkville PPA (Note 9, 16 and 19), the Company issued warrants to Yorkville to purchase an aggregate of 34,230,870 shares of Common Stock (which aggregate number includes the 29,604,783 warrant shares issued on December 31, 2022 and the additional 4,626,087 warrant shares issued January 13, 2023) (the "Yorkville Warrants"). The Yorkville Warrants had an initial exercise price of $1.15 per share, which subject to certain anti-dilutive adjustments, was adjusted to $1.05 per share on on February 9, 2023. The Yorkville Warrants will expire on December 31, 2023.

On February 5, 2023, the Company entered into a securities purchase agreement (the “RD SPA”) with certain investors (the "Registered Direct Offering") (Note 19). The RD SPA provided for the sale and issuance by the Company of 50,000,000 million shares of the Company’s Common Stock, together with warrants to purchase up to 50,000,000 million shares of Common Stock (the “Investor Warrants”) at a combined purchase price of $1.05 per share and accompanying warrants. The Investor Warrants have an exercise price of $1.30 per share, will be initially exercisable beginning on August 8, 2023 and will expire on August 8, 2028. In connection with the Registered Direct Offering, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with A.G.P./Alliance Global Partners (“AGP”). Pursuant to the Placement Agency Agreement, AGP received warrants to purchase up to 2,000,000 million shares of Common Stock (the “Placement Agent Warrants”). The Placement Agent Warrants have an exercise price of $1.30 per share, will be initially exercisable beginning on August 8, 2023 and will expire on August 8, 2028.

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

Substantial blocks of our total outstanding shares may be sold into the market. If there are substantial sales or issuances of shares of our Common Stock, the price of our Common Stock could decline.

The price of our Common Stock could decline if there are substantial sales or issuances of shares of our Common Stock, particularly sales by our directors, executive officers, and significant stockholders or if there is a large number of shares of our Common Stock available for sale.

As of March 23, 2023, we have 474,140,598 shares of our Common Stock outstanding. Although Common Stock held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act, and various vesting agreements, the market price of the shares of our Common Stock could decline as a result of the sale of a substantial number of our shares of Common Stock in the public market or the perception in the market that our directors, executive officers, significant stockholders or the holders of a large number of such shares of Common Stock intend to sell their shares. Furthermore, issuances of shares of our Common Stock pursuant to the equity and financing agreements that we may continue to utilize or enter into will continue to dilute the percentage ownership of our stockholders and may dilute the market price, the per share projected earnings (if any) or book value of our Common Stock.

Sales of a substantial number of shares of our Common Stock in the public market or other issuances of shares of our Common Stock, or the perception that these sales or issuances could occur, could cause the market price of our Common Stock to decline and may make it more difficult for you to sell your shares at a time and price that you deem appropriate.

The actual number of shares of Common Stock we will issue pursuant to the ATM Offering, at any one time or in total, is uncertain.

Subject to certain conditions and compliance with applicable law, we may, or continue to issue, as applicable, shares of our Common Stock from time to time in the market under the ATM Offering. It is not possible at this stage to predict the total number of shares of Common Stock that will be ultimately issued pursuant to these programs.
General Risk Factors

We have been, and may in the future be, adversely affected by health epidemics and pandemics, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.
We face various risks related to public health issues, including epidemics, pandemics and other outbreaks. For instance, the COVID-19 pandemic previously resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, social distancing practices, stay-at-home or shelter-in-place orders, and business shutdowns. These measures had an adverse impact on our business and operations, including, for example, inefficiencies with testing and manufacturing of our EVs, which could not be conducted remotely in all cases, increased costs associated with working remotely or otherwise operating in compliance with regulatory restrictions related to the pandemic, or reduced availability of capital.
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more now that we are no longer an emerging growth company. As a public company, we are subject to the requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations promulgated and to be promulgated thereunder, Public Company Accounting Oversight Board (the “PCAOB”), as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel devote a substantial amount of time to maintaining compliance with these requirements, Moreover, these rules and regulations substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. The increased costs may increase our net loss and comprehensive loss.
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
We no longer qualify as an “emerging growth company” within the meaning of the Securities Act and in the future will be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES

Our principal research & development and manufacturing facilities include leased properties in California, Michigan, Arkansas, and Oklahoma. Our principal executive offices are located in Justin, Texas, and primarily used for administrative and corporate business activities, as well as select research & development. Our corporate headquarters will be in Arkansas, pending facility build out at a later date, as previously announced. Refer to Note 10 of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on our leased properties.
We believe that our existing facilities are suitable and adequate for the current conduct of our business. To meet the future needs of our business, we may lease or purchase additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS
For a description of material pending legal proceedings, please see Note 12, Commitments and Contingencies, of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Stock and public warrants currently trade on The Nasdaq Global Select Market under the symbols “GOEV” and “GOEVW,” respectively.
Holders of Record
As of March 23, 2023, there were 38 holders of record of our Common Stock.
As of March 23, 2023, there were 23,755,069 public warrants outstanding held by one holder. Each warrant entitles the registered holder to purchase one share of our Common Stock at a price of $11.50 per share, subject to certain adjustments.
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
Unregistered Sales of Equity Securities and Use of Proceeds
On February 17, 2022, the Company issued to VDL Nedcar, 972,222 shares of Common Stock and warrant to purchase an aggregate additional 972,222 shares of Common Stock with an exercise price ranging from $18 to $40 per share, for an aggregate purchase price of $8.4 million. The exercise period with respect to the warrant is from November 1, 2022 to November 1, 2025 unless terminated early. The warrant can be exercised in whole or in part during the exercise period but can only be exercised in three equal tranches and after the stock price per share of common stock has reached at least the relevant exercise price. The shares and warrant were issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
During the three months ended September 30, 2022, the Company issued 2,033,864 shares of Common Stock to a former employee of the Company in connection with the settlement of a confidential arbitration. For more information, see Note 12, Commitments and Contingencies, of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The issuance of these shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

During the year ended December 31, 2022, the Company sold other equity securities not registered under the Securities Act, as has been previously disclosed in Current Reports on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below provides information with respect to recent repurchases of unvested shares of our Common Stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2022	17,929	$0.02	—	—
November 1 - November 30, 2022	40,545	$0.02	—	—
December 1 - December 31, 2022	12,052	$0.02	—	—
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
ITEM 6. [RESERVED]
None
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
Overview
Canoo is a high tech advanced mobility technology company with a mission to bring electric vehicles (“EVs”) to everyone and provide connected services that improve the fleet or individual vehicle ownership experience. We are developing a technology platform that we believe will enable us to rapidly innovate, iterate and bring new products, addressing multiple use cases, to market faster than our competition and at lower cost. Our vehicle architecture and design philosophy are aimed at driving productivity and returning capital to our customers, and we believe the software and technology capabilities we are developing, packaged around a modular, customizable product, have the potential to empower the customer experience across a vehicle’s lifecycle. We remain committed to the environment and to delivering sustainable mobility that is accessible to everyone. We proudly intend to manufacture our fully electric vehicles in Oklahoma, bringing advanced manufacturing and technology jobs to communities in America's heartland. We are committed to building a diverse workforce that will draw heavily upon the local communities of Native Americans and veterans.
We believe we are one of the first automotive manufacturers focused on monetizing value across the entirety of the vehicle lifecycle, across multiple owners. Our platform and data architecture is purpose-built to be durable and serve as the foundation for the vehicles we intend to offer, unlocking a highly differentiated, multi-layer business model. The foundational layer is our Multi-Purpose Platform (“MPP” or “platform”) architecture, which serves as the base of our vehicles, including the Lifestyle Vehicle and its Delivery, Base, Premium, and Adventure trims; the Multi-Purpose Delivery Vehicle (“MPDV”) and the Pickup. The next layer is cybersecurity which is embedded in our vehicle to ensure the privacy and protection of vehicle data. Our top hats, or cabins, are modular and purpose-built to provide tailored solutions for our customers. This intentional design enables us to efficiently use resources to produce only what is necessary, underscoring our focus on sustainability and returning capital to customers. The remaining layers, connected accessories and digital customer ecosystem, present high-margin opportunities that extend beyond the initial vehicle sale, across multiple owners. Owners will further be able to customize their vehicles by adding connected accessories such as Bluetooth devices or infotainment systems. In addition, there are opportunities for software sales throughout the vehicle life, including predictive maintenance and service software or advanced driver assistance systems (“ADAS”) upgrades.

Our platform architecture is a self-contained, fully functional rolling chassis that directly houses the most critical components for operation of an EV, including our in-house designed proprietary electric drivetrain, battery systems, advanced vehicle control electronics and software and other critical components, which all have been optimized for functional integration. Both our true steer-by-wire system, believed to be the first such system applied to a production-intent vehicle, and our transverse composite leaf-spring suspension system are core components of our platform’s differentiated functionality, enabling the development of a broad range of vehicle types and use cases due to the chassis’ flat profile and fully variable steering positions. All of our announced vehicles, including the Lifestyle Vehicle and the Lifestyle Delivery Vehicle, the MPDV and the Pickup, will share a common platform architecture paired with different top hats to create a range of uniquely customized and use case optimized purpose-built mobility solutions targeting multiple segments of the rapidly expanding EV marketplace.

In addition to our vehicle technology, we are developing an in-house designed and proprietary software platform that aggregates car data from both Canoo and non-Canoo vehicles and delivers valuable insights to our customers. Collected over-the-air for connected vehicles or via an on-board diagnostics (“OBD”) device for non-connected vehicles, we believe car data is critical to powering the customer journey and maximizing utility and value from the vehicle ownership experience. Leveraging our data aggregation platform, we aim to create the Canoo Digital Ecosystem, an application store that centralizes all vehicle information for customers and provides key tools across Security & Safety, Household Vehicle Management, Fleet Management, Lifecycle Management and Vehicle Asset Management. Through our software offering, we believe we can provide differentiated and substantial value to both commercial customers and consumers and stay connected throughout the vehicle lifecycle, across multiple owners.

Core to our values is delivering high quality products while empowering local communities, which drove our decision to build in America and source a majority of our parts from America and allied nations. We believe vertical integration across our manufacturing and assembly process will enable us to achieve in-house scale production with less supply chain risk and provide us better oversight of our vehicle manufacturing. We are building production facilities in states and communities that are investing in high-tech manufacturing alongside us, creating American jobs and driving innovation.

We have made strategic investments in our technology and products that position us to capture three large and growing markets - commercial and passenger vehicles, upfitting and accessories, and telematics data.

Since our founding in 2017, we continue to innovate on our technology and strategy. In 2022, we have achieved critical milestones in the development, testing, and manufacturing of our platform and product, as well as important developments for our business:

•Selected by NASA to provide crew transport for Artemis lunar exploration launch
•Received Walmart order to purchase up to 10,000 units
•Announced binding orders from Zeeba and KingBee totaling 12,300 vehicles
•Successfully built and tested 118 Gamma properties during the program
•Announced battery module manufacturing facility in Pryor, OK
•Delivered Light Tactical Vehicle (LTV) to US Army for analysis and demonstration
•Announced in-house vehicle manufacturing facility in Oklahoma City
•Declared start of production
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
We require substantial additional capital to develop our EVs and services and fund our operations for the foreseeable future. We will also require capital to identify and commit resources to investigate new areas of demand. Until we can generate sufficient revenue from vehicle sales, we are financing our operations through access to private and public equity offerings and debt financings. Management believes substantial doubt exists about the Company’s ability to continue as a going concern for twelve months from the date of issuance of the financial statements included in this Annual Report on Form 10-K.
Macroeconomic Conditions

Current adverse macroeconomic conditions, including but not limited to heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, and challenges in the supply chain could negatively affect our business.

Increased demand for semiconductor chips in 2020, due in part to the increased demand for consumer electronics that use these chips, resulted in a global shortage of chips in 2021 that has continued into 2023. As a result, our ability to source semiconductor chips used in our vehicles may be adversely affected. This shortage may result in increased chip delivery lead times, delays in the production of our vehicles, and increased costs to source available semiconductor chips.

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
Research and Development Expenses, excluding Depreciation
Research and development expenses, excluding depreciation consist of salaries, employee benefits and expenses for design and engineering, stock-based compensation, as well as materials and supplies used in research and development activities. In addition, research and development expenses include fees for consulting and engineering services from third party vendors.
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
Interest (Expense) Income

Interest expense consists primarily of interest expense and amortization of debt discount and issuance costs.
Gain on Fair Value Change in Contingent Earnout Shares Liability
The gain on fair value change in the contingent earnout shares liability is due to the change in fair value of the corresponding contingent earnout shares liability.
Loss on Extinguishment of Debt
The loss on extinguishment of debt arose from the redemption of our convertible debt with Yorkville into Common Stock, as discussed in Note 9, Convertible Debt.

Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
Commentary for the year ended December 31, 2021 compared to 2020 may be found in Item 7 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 1, 2022, ("2021 Form 10-K").
The following table sets forth our historical operating results for the periods indicated (in thousands):

	Year Ended December 31,		$	%
	2022	2021	Change	Change
Revenue	$—	$—	$—	NM
Costs and Operating Expenses
Cost of revenue, excluding depreciation	—	—	—	NM
Research and development expenses, excluding depreciation	299,218	246,245	52,973	22%
Selling, general and administrative expenses, excluding depreciation	196,029	194,736	1,293	1%
Depreciation	11,554	8,921	2,633	30%
Total costs and operating expenses	506,801	449,902	56,899	13%
Loss from operations	(506,801)	(449,902)	(56,899)	13%
Interest (expense) income	(2,249)	103	(2,352)	NM
Gain on fair value change in contingent earnout shares liability	26,044	104,446	(78,402)	(75)%
Loss on fair value change in private placement warrants liability	—	(1,639)	1,639	(100)%
Loss on extinguishment of debt	(4,626)	—	(4,626)	NM
Other (expense) income, net	(62)	224	(286)	(128)%
Loss before income taxes	(487,694)	(346,768)	(140,926)	41%
Provision for income taxes	—	—	—	NM
Net loss and comprehensive loss	$(487,694)	$(346,768)	$(140,926)	41%
“NM” means not meaningful
Research and Development Expenses, excluding Depreciation
Research and development expenses were $299.2 million for the year ended December 31, 2022, compared to $246.2 million for the year ended December 31, 2021. The increase of $53.0 million, or 22%, was primarily due to an increase in salary and related benefits expense of $39.8 million, stock-based compensation expense of $5.3 million, travel and other business expenses of $4.4 million, and shipping costs of $4.1 million. Other factors affecting research and development expenses were individually immaterial.
Salary and related benefits expense was $126.8 million for the for the year ended December 31, 2022, compared to $87.0 million for the year ended December 31, 2021. The increase of $39.8 million, or 46%, in salary and related benefits expenses are primarily due to continued investment in personnel and contract employees to drive and reach our research and development goals.
Stock-based compensation expense was $31.1 million for the for the year ended December 31, 2022, compared to $25.8 million for the year ended December 31, 2021. The increase of $5.3 million, or 21%, in stock-based compensation expense was primarily driven by the continued recognition of stock compensation expense related to issuance of awards to employees and the commencement of the ESPP program during the year ended December 31, 2022. See further discussion in Note 15, Stock-based Compensation, of the notes to our accompanying financial statements.
Travel and other business expenses were $7.4 million for the for the year ended December 31, 2022, compared to $3.0 million for the year ended December 31, 2021. The increase of $4.4 million, or 147%, in travel and expense costs are primarily due to travel related to gamma stage engineering design and development costs.

Shipping costs were $7.7 million for the for the year ended December 31, 2022, compared to $3.6 million for the year ended December 31, 2021. The increase of $4.1 million, or 114%, in shipping costs are primarily due to investments in research and development and manufacturing activities to achieve start of production in late 2022.
Selling, General, and Administrative Expenses, excluding Depreciation
Selling, general, and administrative expenses were $196.0 million for the year ended December 31, 2022, compared to $194.7 million for the year ended December 31, 2021. The increase of $1.3 million, was primarily due to a decrease of $34.1 million in stock-based compensation expenses and $0.4 million in professional fees, more than offset by an increase in salary and related benefits of $18.2 million, information technology expenses of $12.0 million, and occupancy costs of $4.6 million. Other factors affecting selling, general and administrative expenses were individually immaterial.
Stock-based compensation expense was $48.5 million for the for the year ended December 31, 2022, compared to $82.6 million for the year ended December 31, 2021. The decrease of $34.1 million, or 41%, in stock-based compensation expense was primarily driven by the granting of certain non-routine awards, some of which vested immediately during the year ended December 31, 2021, partially offset by the continued recognition of stock compensation expense related to issuance of awards to employees during the year ended December 31, 2022. See further discussion on stock-based compensation in Note 15, Stock-based Compensation, of the notes to our accompanying financial statements.
Professional fees expense was $47.7 million for the for the year ended December 31, 2022, compared to $48.1 million for the year ended December 31, 2021. The decrease of $0.4 million, or 1%, in Professional fees expense are primarily driven by reducing certain costs to third party service providers during the year ended December 31, 2022.
Salary and related benefits expense was $47.7 million for the for the year ended December 31, 2022, compared to $29.5 million for the year ended December 31, 2021. The increase of $18.2 million, or 62%, in Salary and related benefits expense are primarily driven by investment in personnel to support our growth and achieve start of production during the year ended December 31, 2022.
Information technology expenses was $19.8 million for the for the year ended December 31, 2022, compared to $7.8 million for the year ended December 31, 2021. The increase of $12.0 million, or 154%, in information technology expense are primarily driven by increased computer software-related costs including subscriptions and maintenance during the year ended December 31, 2022.
Occupancy costs expense was $17.5 million for the for the year ended December 31, 2022, compared to $12.9 million for the year ended December 31, 2021. The increase of $4.6 million, or 36%, in occupancy costs expense are primarily driven by increased rent from additional spaced leases that commenced during the year ended December 31, 2022. Refer to Note 10, Operating leases, for information regarding the Company's lease portfolio.
Depreciation Expense
Depreciation expense was $11.6 million for the year ended December 31, 2022, compared to depreciation expense of $8.9 million for the year ended December 31, 2021. The increase of $2.7 million, was primarily due to assets acquired during the year ended December 31, 2022.
Interest (Expense) Income
Interest expense was $2.3 million for the year ended December 31, 2022, compared to interest income of $0.1 million for the year ended December 31, 2021. This change of $2.4 million was primarily due to the effective interest incurred under the PPA of $0.4 million, as well as the amortization of debt issuance costs of $1.0 million, and debt discount of $0.9 million.
Gain on Fair Value Change in Contingent Earnout Shares Liability
Gain on fair value change in contingent earnout shares liability was $26.0 million for the year ended December 31, 2022, compared to $104.4 million for the year ended December 31, 2021. The change of $78.4 million, or 75.1%, was a result of the periodic remeasurement of the fair value of our contingent earnout shares liability.

Loss on Fair Value Change of Private Placement Warrants Liability
We recognized a non-cash loss on fair value change of private placement warrants liability of $1.6 million for the year ended December 31, 2021 which was a result of the periodic remeasurement of the fair value of our private placement warrants liability. All of the private placement warrants were converted to public warrants on March 2, 2021.
Loss on Extinguishment of Debt
We recognized $4.6 million of extinguishment of debt loss as a result of repayments made to Yorkville of convertible debt through the issuance of shares during the year ended December 31, 2022.
Non-GAAP Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the United States ("GAAP"), we believe the following non-GAAP measures are useful in evaluating our operational performance. We use the following non-GAAP measures to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors in assessing our operating performance.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Net loss	$(487,694)	$(346,768)
Interest expense (income)	2,249	(103)
Depreciation	11,554	8,921
EBITDA	(473,891)	(337,950)
Adjustments:
Gain on fair value change in contingent earnout shares liability	(26,044)	(104,446)
Loss on fair value change in private placement warrants liability	—	1,639
Loss on extinguishment of debt	4,626	—
Other (expense) income, net	62	(224)
Stock-based compensation	79,573	108,360
SEC settlement (Note 12)	1,500	—
Non-cash legal settlement (Note 12)	5,532	—
Adjusted EBITDA	(408,642)	(332,621)
Liquidity and Capital Resources

As of December 31, 2022, we had unrestricted cash and cash equivalents in the amount of $36.6 million, which was primarily invested in money market funds that consist of liquid debt securities issued by the U.S. government. In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. Additionally, see discussion related to the operating lease maturity schedule and any new leases entered into in Note 10 of the notes to our accompanying financial statements.

We have incurred and expect to incur, net losses which have resulted in an accumulated deficit of $1.2 billion as of December 31, 2022. Management continues to explore raising additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing to supplement the Company’s capitalization and liquidity. If and as we raise additional funds by incurring loans or by issuing debt securities or preferred stock, these forms of financing have rights, preferences, and privileges senior to those of holders of our Common Stock. The availability and the terms under which we are able to raise additional capital could be disadvantageous, and the terms of debt financing or other non-dilutive financing involve restrictive covenants and dilutive financing instruments, which could place significant restrictions on our operations. Macroeconomic conditions and credit markets are also impacting the availability and cost of potential future debt financing. As we raise capital through the issuance of additional equity, such sales and issuance has and will continue to dilute the ownership interests of the existing holders of Common Stock. There can be no assurances that any additional debt, other non-dilutive and/or equity financing would be available to us on favorable terms or at all. We expect to continue to incur net losses, comprehensive losses, and negative cash flows from operating activities in accordance with our operating plan as we continue to expand our research and development activities to complete the development of our MPP and EVs, establish our go-to-market model and scale our operations to meet anticipated demand. We expect that both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:
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
As of the date of this report, we believe that our existing cash resources and additional sources of liquidity are not sufficient to support planned operations for the next 12 months. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty related to the Company’s ability to continue as a going concern.
Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	For the Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(400,475)	$(300,816)
Net cash used in investing activities	(66,830)	(162,728)
Net cash provided by (used in) financing activities	290,428	(11,386)
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
Net cash used in operating activities was $400.5 million for the year ended December 31, 2022. Our cash outflow from operating activities primarily consist of payments related to our research & development and selling, general and administration expenses. Total expenditure as it relates to research & development excluding depreciation was $299.2 million during year ended December 31, 2022, of which $31.1 million related to stock-based compensation expenses during the year. The Company also incurred selling, general and administration expenses of $196.0 million for year ended December 31, 2022, of which $48.5 million related to stock-based compensation expenses during the year. The expenses include salaries and benefits paid to employees as primarily all salaries and benefits are paid in cash during the year.
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
Net cash used in investing activities for the year ended December 31, 2022 was $66.8 million, which consisted of purchases of production tooling, machinery, and equipment to support manufacturing activities of $97.3 million, offset by a repayment received in February 2022 totaling $30.4 million from VDL Nedcar.

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
Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2022 was $290.4 million, which consisted primarily of proceeds from PPA of $141.1 million, proceeds from issuance of shares under PIPE of $60.0 million, proceeds from issuance of shares under ATM of $49.3 million, proceeds from issuance of shares under SEPA agreement of $32.5 million, and proceeds from the purchase of shares by VDL Nedcar of $8.4 million, partially offset by cash repayments under the PPA of $2.5 million.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.
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

Contingent Earnout Shares Liability
The Company has a contingent obligation to issue shares of Common Stock to certain stockholders and employees upon the achievement of certain market share price milestones within specified periods (the “Earnout Shares”). The initial fair value of our contingent Earnout Shares liability was recognized at $248.9 million with a corresponding reduction from the additional paid in capital in our stockholders’ equity. The terms and conditions of the right to receive Earnout Shares are described in Note 4 to the accompanying consolidated financial statements. In accordance with the guidance under Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, the Earnout Shares right are classified as a Level 3 fair value measurement liability, and the increase or decrease in the fair value during the reporting period is recognized as other expense or other income in our consolidated statement of operations accordingly. The fair value of the contingent Earnout Shares liability was estimated using a Monte Carlo simulation of stock prices using an expected volatility assumption based on the historical volatility of the price of the Company’s Common Stock and implied volatility derived from the price of exchange traded options on the Company’s Common Stock. Changes in these inputs or other underlying assumptions could have a significant impact on the fair value of the contingent Earnout Shares liability. Changes to contingent earnout shares liability can result from changes to discount rates or accretion of the liability due to the passage of time. The determination of the contingent Earnout Shares liability requires significant judgments including the appropriateness of the valuation model, reasonableness of estimates and assumptions, and the discount rates applied to such forecasts.

As of December 31, 2021, the fair value of our contingent Earnout Shares liability was estimated to be $29.1 million. We recognized a gain on fair value change in contingent Earnout Shares liability of $104.4 million as other income in our consolidated statement of operations for the year ended December 31, 2021. As of December 31, 2022, the fair value of our contingent Earnout Shares liability was estimated to be $3.0 million. We recognized a gain on fair value change in contingent Earnout Shares liability of $26.0 million as other income in our consolidated statement of operations for the year ended December 31, 2022.
Warrants
We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, as further described in Note 2. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. The Company concluded that the warrants issued to Walmart and vested as of December 31, 2022 qualify for equity accounting treatment. The equity classified warrants are measured at fair value on its grant date using a Black-Scholes-Merton model, with no fair value re-measurement at each reporting period given equity classification. The Company concluded that the warrants issued to Yorkville as of December 31, 2022 qualify for liability accounting treatment. The liability classified warrants are measured at fair value on its grant date using a Black-Scholes-Merton model, with fair value re-measurement at each reporting period given its classification. Refer to Note 16 for information regarding the warrants issued to Walmart and Yorkville.
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
For the years ended December 31, 2022 and 2021 total stock-based compensation expense was $79.6 million and $108.4 million, respectively.
Smaller Reporting Company Status
Based on the aggregate worldwide market value of voting and non-voting Common Stock held by non-affiliates as of June 30, 2022, we re-qualified as a “non-accelerated filer” beginning with this Annual Report on Form 10-K for the year ended December 31, 2022. Therefore, our independent registered public accounting firm is not required to provide the attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act in this Annual Report.
In addition, we re-qualified as a "smaller reporting company", given that the market value of our Common Stock held by non-affiliates was less than the subsequent qualification threshold of $560.0 million and our annual revenue was less than $80.0 million during the most recently completed fiscal year. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting Common Stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
Recent Accounting Pronouncements
See Item 8. Note 3 - Recent Accounting Pronouncements of the notes to our accompanying financial statements for the years ended December 31, 2022 and 2021 for a summary of recently issued and adopted accounting pronouncements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have not, to date, been exposed to material market risks given our early stage of operations. Upon [commencing commercial operations, we may be exposed to material market risks]. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our current market risk exposure is primarily the result of fluctuations in interest rates.

Interest Rate Risk

We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents. We had cash and cash equivalents totaling $36.6 million as of December 31, 2022. Our cash and cash equivalents were invested primarily in money market funds and are not invested for trading or speculative purposes. However, due to the short-term nature and the low-risk profile of the money market funds, we do not believe a sudden increase or decrease in market interest rates would have a material effect on the fair market value of our portfolio.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Canoo Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has generated recurring negative cash flows from operating activities, and expects to continue to incur net losses and negative cash flows from operating activities in accordance with its ongoing activities. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Deferred Asset – Walmart Warrants — Refer to Notes 2 and 16 to the financial statements

Critical Audit Matter Description

On July 11, 2022, the Company entered into the Electric Vehicle Fleet Purchase Agreement (the “EV Agreement”) and the Warrant Issuance Agreement (the “Warrant Agreement”) with Walmart Inc. (“Walmart”). In connection with the Warrant Agreement, the Company issued a warrant to Walmart to purchase an aggregate of 61.2 million shares of the Company's common stock (the "Warrant"). The Warrant vested immediately with respect to 15.3 million shares of the Company’s common stock; thereafter, the Warrant will vest quarterly and proportionately based on net revenue realized by the Company from a) transactions with Walmart or its affiliates under the EV Agreement, b) enabled by any other agreement between the Company and Walmart, and c) any net revenue attributable to any products or services offered by Walmart or its affiliates related to the Company, until such net revenue equals $300.0 million, at which time the Warrant will have vested fully.

As Walmart is a customer of the Company, the issuance of the Warrant represented consideration payable to a customer under US GAAP. Accordingly, the Warrant was measured at fair value upon issuance, and the portion of the Warrant that vested immediately was recorded as an asset, which will subsequently be amortized on a pro-rata basis, commencing upon initial performance, over the term of the EV Agreement.

The fair value of the Warrant was measured using the Black-Scholes-Merton option pricing model. Management judgment was required in determining the appropriateness of the use of the Black-Scholes Merton option pricing model. Certain inputs used in applying the Black-Scholes Merton option pricing model require assumptions, which also require management judgment.

We identified management’s accounting for the Warrant in accordance with US GAAP and determination of the Warrant’s fair value as a critical audit matter due to the significant judgment involved. Auditing management’s judgments and assumptions was especially challenging and required a high degree of auditor judgment and an increased extent of effort, including the involvement of professionals in our firm having expertise in accounting and our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing management’s application of US GAAP to the Warrant and determination of the Warrant’s fair value included the following, among others:

•We obtained and read the EV Agreement, the Warrant Agreement, and management's analysis of the application of US GAAP to the Warrant.

•With the assistance of professionals in our firm having expertise in accounting for consideration payable to a customer and share-based payment transactions, we evaluated management’s conclusions regarding the initial accounting for the portion of the Warrant that vested immediately under US GAAP.

•With the assistance of our fair value specialists, we:
•Evaluated the appropriateness of management’s application of the Black-Scholes-Merton option pricing model.

•Evaluated the reasonableness of management's key valuation assumptions, including the share price used by considering the potential impact of material non-public information, and the volatility rate used by developing a range of independent estimates and comparing those estimates to the volatility rate selected by management.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 30, 2023

We have served as the Company's auditor since 2021.

Canoo Inc. Consolidated Balance Sheets December 31, 2022 and 2021 (in thousands, except par values)

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$36,589	$224,721
Restricted cash, current	3,426	2,771
Inventory	2,954	—
Prepaids and other current assets	9,350	63,814
Total current assets	52,319	291,306
Property and equipment, net	311,400	202,314
Restricted cash, non-current	10,600	—
Operating lease right-of-use assets	39,331	14,228
Deferred warrant asset	50,175	—
Deferred battery supplier cost	30,000	11,700
Other non-current assets	2,647	3,526
Total assets	$496,472	$523,074

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$103,187	$52,267
Accrued expenses and other current liabilities	63,091	83,925
Convertible debt	34,829	—
Warrant liability	17,171	—
Total current liabilities	218,278	136,192
Contingent earnout shares liability	3,013	29,057
Operating lease liabilities	38,608	13,826
Total liabilities	259,899	179,075

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 500,000 shares authorized; 355,388 and 238,578 issued and outstanding as of December 31, 2022 and 2021, respectively	35	24
Additional paid-in capital	1,416,361	1,036,104
Accumulated deficit	(1,179,823)	(692,129)
Total stockholders’ equity	236,573	343,999
Total liabilities and stockholders’ equity	$496,472	$523,074
The accompanying notes are an integral part of these consolidated financial statements.

Canoo Inc. Consolidated Statements of Operations Years Ended December 31, 2022 and 2021 (in thousands, except per share data)

	Year Ended December 31,
	2022	2021

Revenue	$—	$—

Costs and Operating Expenses
Cost of revenue, excluding depreciation	—	—
Research and development expenses, excluding depreciation	299,218	246,245
Selling, general and administrative expenses, excluding depreciation	196,029	194,736
Depreciation	11,554	8,921
Total costs and operating expenses	506,801	449,902
Loss from operations	(506,801)	(449,902)

Other income (expense)
Interest (expense) income	(2,249)	103
Gain on fair value change in contingent earnout shares liability	26,044	104,446
Loss on fair value change in private placement warrants liability	—	(1,639)
Loss on extinguishment of debt	(4,626)	—
Other (expense) income, net	(62)	224
Loss before income taxes	(487,694)	(346,768)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(487,694)	$(346,768)

Net loss per share, basic and diluted	$(1.81)	$(1.52)
Weighted-average shares outstanding, basic and diluted	269,768	227,909
The accompanying notes are an integral part of these consolidated financial statements.

Canoo Inc. Consolidated Statements of Stockholders’ Equity Years Ended December 31, 2022 and 2021 (in thousands)

	Common Stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2020	235,753	$24	$910,579	$(345,361)	$565,242
Proceeds from the exercise of public warrants	598	—	6,880	—	6,880
Repurchase of unvested shares	(1,527)	—	(17)	—	(17)
Issuance of shares for restricted stock units vested	3,684	—	—	—	—
Issuance of shares upon exercise of vested stock options	70	—	1	—	1
Vesting of early exercised stock options and restricted stock awards	—	—	49	—	49
Settlement of offering costs	—	—	2,000	—	2,000
Stock-based compensation	—	—	108,360	—	108,360
Conversion of private placement warrants to public warrants	—	—	8,252	—	8,252
Net loss and comprehensive loss	—	—		(346,768)	(346,768)
Balance as of December 31, 2021	238,578	$24	$1,036,104	$(692,129)	$343,999
Repurchase of unvested shares - forfeitures	(779)	—	(12)	—	(12)
Issuance of shares for restricted stock units vested	5,283	1	(1)	—	—
Issuance of shares upon exercise of vested stock options	53	—	1	—	1
Issuance of shares under employee stock purchase plan	1,489	—	2,923	—	2,923
Vesting of early exercised stock options and restricted stock awards	—	—	21	—	21
Issuance of shares under SEPA agreement (Note 14)	14,236	1	33,082	—	33,083
Issuance of shares under PIPE agreement (Note 13)	22,708	2	59,998	—	60,000
Issuance of shares under PPA agreement (Note 9)	34,465	3	92,539	—	92,542
Issuance of shares under ATM (Note 14), net of offering costs	36,349	4	49,259	—	49,263
Issuance of shares under legal settlement (Note 12)	2,034	—	5,532	—	5,532
Recognition of vested Walmart warrants	—	—	50,175	—	50,175
Purchase of shares and warrants by VDL Nedcar	972	—	8,400	—	8,400
Offering costs for the issuance of shares	—	—	(1,233)	—	(1,233)
Stock-based compensation	—	—	79,573	—	79,573
Net loss and comprehensive loss	—	—	—	(487,694)	(487,694)
Balance as of December 31, 2022	355,388	$35	$1,416,361	$(1,179,823)	$236,573
The accompanying notes are an integral part of these consolidated financial statements.

Canoo Inc. Consolidated Statements of Cash Flows Years Ended December 31, 2022 and 2021 (in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(487,694)	$(346,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,554	8,921
Non-cash operating lease expense	2,355	1,046
Non-cash commitment fee under the SEPA	582	—
Non-cash legal settlement	5,532	—
Stock-based compensation expense	79,573	108,360
Gain on fair value change of contingent earnout shares liability	(26,044)	(104,446)
Loss on fair value change in private placement warrants liability	—	1,639
Loss on extinguishment of debt	4,626	—
Non-cash debt discount	900	—
Amortization of debt issuance costs and non-cash interest expense	1,430	—
Changes in operating assets and liabilities:
Inventory	(2,954)	—
Prepaid expenses and other current assets	5,672	(27,744)
Other assets	879	(13,980)
Accounts payable & accrued expenses and other current liabilities	3,114	72,156
Net cash used in operating activities	(400,475)	(300,816)
Cash flows from investing activities:
Purchases of property and equipment	(97,270)	(136,594)
Prepayment to VDL Nedcar	—	(26,134)
Return of prepayment from VDL Nedcar	30,440	—
Net cash used in investing activities	(66,830)	(162,728)
Cash flows from financing activities:
Proceeds from exercise of public warrants	—	6,880
Repurchase of unvested shares	(12)	(17)
Payment of offering costs	(1,233)	(11,307)
Repayments on PPP loan	—	(6,943)
Proceeds from the purchase of shares and warrants by VDL Nedcar	8,400	—
Proceeds from issuance of shares under SEPA agreement	32,500	—
Proceeds from issuance of shares under PIPE	60,000	—
Proceeds from the issuance of shares under ATM, net of issuance costs	49,263	—
Proceeds from PPA	141,100	—
Repayments on PPA	(2,514)	—
Proceeds from the exercise of stock options	1	1
Proceeds from the employee stock purchase plan	2,923	—
Net cash provided by (used in) financing activities	290,428	(11,386)
Net decrease in cash, cash equivalents, and restricted cash	(176,877)	(474,930)

Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	227,492	702,422
Cash, cash equivalents, and restricted cash, end of period	$50,615	$227,492

	Year Ended December 31,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents at end of period	$36,589	$224,721
Restricted cash, current at end of period	3,426	2,771
Restricted cash, non-current at end of period	10,600	—
Total cash, cash equivalents, and restricted cash at end of period shown in the consolidated statements of cash flows	$50,615	$227,492

Supplemental non-cash investing and financing activities:
Issuance of shares for extinguishment of convertible debt under PPA agreement	$92,542	$—
Acquisition of property and equipment included in current liabilities	$75,881	$52,512
Recognition of operating lease right of use asset	$27,458	$2,362
Recognition of warrant liability	$17,171	$—
Offering costs included in accrued expenses and other current liabilities	$1,178	$—
Conversion of private placement warrants to public warrants	$—	$8,252
Settlement of offering costs	$—	$2,000
Reclassification of deposit paid to VDL Nedcar to receivable	$—	$30,440

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$60

The accompanying notes are an integral part of these consolidated financial statements.

CANOO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022 and 2021
1.    Organization and Description of the Business
Description of the Business
Canoo Inc. (“Canoo” or the “Company”) is a high-tech advanced mobility technology company with a mission to bring electric vehicles ("EVs") to everyone. We have developed a breakthrough EV platform that we believe will enable us to rapidly innovate, and bring new products addressing multiple use cases to market faster than our competition and at a lower cost.
2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.
The consolidated financial statements include the results of Canoo Inc. and its subsidiaries. Our comprehensive loss is the same as our net loss. All intercompany transactions and balances have been eliminated in the consolidation.
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. Reclassification adjustments had no impact on prior year net income (loss) or shareholders’ equity.
Liquidity and Capital Resources
As of December 31, 2022, the Company’s principal sources of liquidity are its unrestricted cash balance in the amount of $36.6 million and its access to capital under the ATM Offering (defined below in Note 14) and Yorkville facilities. The Company has incurred losses since inception and had negative cash flow from operating activities of $400.5 million for the year ended December 31, 2022. The Company expects to continue to incur net losses and negative cash flows from operating activities in accordance with its operating plan and expects that both capital and operating expenditures will increase significantly in connection with its ongoing activities.
As an early-stage growth company, the Company's ability to access capital is critical. Although management continues to explore raising additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing to supplement the Company’s capitalization and liquidity, management cannot conclude as of the date of this filing that its plans are probable of being successfully implemented. The consolidated financial information does not include any adjustments that might result from the outcome of this uncertainty.
The Company believes substantial doubt exists about the Company’s ability to continue as a going concern for twelve months from the date of issuance of our financial statements.
Macroeconomic Conditions
Current adverse macroeconomic conditions, including but not limited to heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, and challenges in the supply chain could negatively affect our business.
Ultimately, the Company cannot predict the impact of current or worsening macroeconomic conditions. The Company continues to monitor macroeconomic conditions to remain flexible and to optimize and evolve its business as appropriate. To do this, the Company is working on projecting demand and infrastructure requirements and deploying its workforce and other resources accordingly.

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
Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to, the determination of the useful lives of property and equipment, valuation of deferred income tax assets and uncertain tax positions, the valuation of equity securities and stock-based compensation, the recognition and disclosure of contingent liabilities, the fair value of financial instruments, inventory, and the estimated incremental borrowing rates used to assess lease liabilities. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company may engage third party valuation specialists to assist with estimates related to the valuation of the underlying value of its assets, liabilities and equity. Such estimates often require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs.
Cash and Cash Equivalents
Cash and cash equivalents consist of investments that are highly liquid, readily convertible to cash and which have an original maturity date within three months from the date of purchase as well as savings, checking and other bank accounts.
Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents. The Company, at times, maintains cash and cash equivalent balances at financial institutions in excess of amounts insured by United States government agencies or payable by the United States government directly. The Company places its cash with high credit quality financial institutions.
Restricted Cash

The Company had restricted cash of $14.0 million as of December 31, 2022. The restricted cash represents a letter of credit under the Company's Bentonville lease of $9.5 million, refundable customer deposits of $1.9 million, a letter of credit under the Company's Michigan lease of $1.1 million, and certain other individually immaterial restricted cash balances of $1.5 million. As of December 31, 2021, the Company had restricted cash of $2.8 million. The restricted cash represents the letter of credit under the Company's Michigan lease of $1.1 million, refundable customer deposits of $0.9 million, and $0.8 million that serves as collateral for failure to make required payments under the agreement entered into on October 19, 2021 with Panasonic Industrial Devices Sales Company of America, a Division of Panasonic Corporation of America (“PIDSA”) and Sanyo Electric Co. Ltd., acting through its Mobility Energy Business Division (“SANYO”, and together with PIDSA, “Panasonic”) for the supply of lithium-ion battery cells.
Property and Equipment
Property and equipment is stated at historical cost, less accumulated depreciation. Depreciation is provided on property and equipment over the estimated useful lives on a straight-line basis, the determination of which requires significant judgment. Expenditures for repairs and maintenance are expensed as incurred. Construction-in-progress is stated at historical cost and is transferred to its respective depreciable asset class once the underlying asset is ready for its intended use. Depreciation of construction-in-progress begins only once placed into service, over the estimated useful life on a straight-line basis. The Company generally uses the estimated useful lives for each asset category as follows:

Assets category	Years
Leasehold improvements	Shorter of lease term or estimated useful life
Tooling	5 years
Furniture and fixtures	5 years
Machinery and equipment	3 years
Computer hardware and software	3 years
Vehicles	3 years
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
Refer to Note 10 for additional information regarding the Company's operating leases.
Impairment of Long-Lived Assets
The Company assesses the carrying value of its long-lived assets, consisting primarily of property and equipment and lease ROU assets, annually or when there is evidence that events or changes in circumstances indicate that the carrying value of an asset or group of assets may not be recoverable. Such events or changes in circumstances may include a significant decrease in the market price of a long-lived asset, a significant change in the extent or manner in which an asset is used, a significant change in legal factors or in the business climate, a significant deterioration in the amount of revenue or cash flows expected to be generated from a group of assets, a current expectation that, more likely than not a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, or any other significant adverse change that would indicate that the carrying value of an asset or group of assets may not be recoverable. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. To date, the Company has not recorded any impairment losses on long-lived assets.
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
Fair Value of Financial Instruments
The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures, which provides a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. Fair value represents the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses the following hierarchy in measuring the fair value of the Company’s assets and liabilities, focusing on the most observable inputs when available:
•Level 1 - Quoted prices in active markets for identical assets or liabilities.
•Level 2 - Observable inputs other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active for identical or similar assets and liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 - Valuations are based on inputs that are unobservable and significant to the overall fair value measurement of the assets or liabilities. Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
The Company’s financial assets and liabilities not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, short-term debt, accounts payable, and other current liabilities and are reflected in the financial statements at cost. Cost approximates fair value for these items due to their short-term nature.
Contingent Earnout Shares Liability

The Company has a contingent obligation to issue shares of Common Stock to certain stockholders and employees upon the achievement of certain market share price milestones within specified periods (the “Earnout Shares”). The Company determined that the right to Earnout Shares represents as a contingent liability that meets the definition of a derivative and recognized it on the balance sheet at its fair value upon the grant date. The right to Earnout Shares is remeasured at fair value each period through earnings. The fair value is determined using Level 3 inputs, since estimating the fair value of this contingent liability requires the use of significant and subjective inputs that may and are likely to change over the duration of the liability with related changes in internal and external market factors. The tranches were valued using a Monte Carlo simulation of the stock prices using an expected volatility assumption based on the historical volatility of the price of the Company’s stock and implied volatility derived from the price of exchange traded options on the Company’s stock. Upon the occurrence of a bankruptcy or liquidation, any unissued Earnout Shares would be fully issued regardless of whether the share price target has been met.
Research and Development Expenses, excluding Depreciation
Research and development expenses, excluding depreciation consists of salaries, employee benefits and expenses for design and engineering, stock-based compensation, as well as materials and supplies used in research and development.

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
Depreciation Expense
Depreciation is provided on property and equipment over the estimated useful lives on a straight-line basis. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in the loss from operations. No depreciation expense is allocated to research and development and general and administrative expense.
Loss Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs for loss contingencies are expensed as incurred.
Stock-Based Compensation
The Company accounts for stock-based compensation awards granted to employees and directors based on the awards’ estimated grant date fair value. The Company estimates the fair value of its Common Stock options using the black-scholes-merton option-pricing model. For stock-based awards that vest solely based on continued service (“service-only vesting conditions”), the resulting fair value is recognized under the graded vesting method over the requisite service period, which is usually the vesting period and generally four years. The Company recognizes the fair value of stock-based awards which contain performance conditions using the graded vesting method, when it is probable the performance condition will be met. The Company recognizes the fair value of stock-based awards which contain market conditions, such as stock price milestones, by simulating a range of possible future stock prices for the Company over the performance period using a Monte-Carlo simulation model to determine the grant date fair value. The Company accounts for forfeitures as they occur. The Company classifies stock-based compensation expense in its consolidated statement of operations in the same manner in which the award recipient’s payroll costs are classified.
The Company estimates the fair value of RSUs based on the market price of our Common Stock underlying the awards on the grant date. Fair value for awards with our stock price performance metrics is calculated using the Monte Carlo simulation model, which incorporates stock price correlation and other variables over the time horizons matching the performance periods.

Convertible Debt

The Company accounts for convertible debt that does not meet the criteria for equity treatment in accordance with the guidance contained in ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Accordingly, the Company elected to classify the convertible debt as a liability at amortized cost using the effective interest method. The Company classifies convertible debt based on the re-payment terms and conditions. Any discounts on the convertible debt and costs incurred upon issuance of the convertible debt are amortized to interest expense over the terms of the related convertible debt. Convertible debt is also analyzed for the existence of embedded derivatives, which may require bifurcation from the convertible debt and separate accounting treatment. Refer to Note 9 for information regarding convertible debt.

Warrants

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain

Financial Instruments with Characteristics of both Liabilities and Equity ("ASC 480"), then in accordance with ASC 815-40 ("ASC 815"), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. Refer to Notes 16 for information regarding the warrants issued to Walmart Inc. ("Walmart") and Yorkville.
Net loss per Share
Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of the Company's common shares outstanding during the period, without consideration for potential dilutive securities. As the Company is in a loss position for the periods presented, diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive.

3.    Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”), in the form of ASUs, to the FASB’s Accounting Standards Codification.
The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have immaterial impact on the Company's consolidated financial position, results of operations, or cash flows.
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06 Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40). The objective of the amendments in this ASU is to address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The amendments in this ASU reduce the number of accounting models for convertible debt instruments and redeemable convertible preference shares. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. The amendments in the ASU are effective for public business entities for fiscal years beginning after December 15, 2021, including interim periods therein. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the new standard during the three months ended March 31, 2022. The adoption of the new standard did not have a material impact to our consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options ("ASU No. 2021-04"). This ASU provides a principles-based framework for issuers to account for a modification or exchange of freestanding equity-classified written call options. The provisions of the ASU are effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted the new standard during the three months ended March 31, 2022. The adoption of the new standard did not have a material impact to our consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which amends the guidance on accounting for government assistance and requires business entities to disclose information about certain government assistance they receive. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The amendments are effective for fiscal years beginning after December 15, 2021, and only impacts annual financial statement footnote disclosures. The Company adopted the new standard during the three months ended March 31, 2022, and the impact of any government assistance transactions within the scope of this standard is included within this Form 10-K for year ended December 31, 2022.
Recently Issued Accounting Pronouncements Not Yet Adopted
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations, which adds certain disclosure requirements for a buyer in a supplier finance program. The amendments require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments are expected to improve financial reporting by requiring new disclosures about the programs, thereby allowing financial statement users to better consider the effect of the programs on an entity’s working capital, liquidity, and cash flows. The amendments are effective for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently assessing the provisions of this new pronouncement and evaluating any material impact that this guidance may have on our consolidated financial statements.

In March 2020, January 2021 and December 2022, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), ASU-2021-01, Reference Rate Reform: Scope, ASU-2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, respectively. Together, the ASUs are intended to ease the potential accounting and financial reporting burden of reference rate reform, including the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance provides optional expedients and scope exceptions for transactions if certain criteria are met. These transactions include contract modifications, hedge accounting, and the sale or transfer of debt securities classified as held-to-maturity. The Company is currently evaluating the effect of the adoption of this standard on the Company, but does not believe the adoption will have a material effect on its consolidated financial statements.
4. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as required by ASC 820, by level, within the fair value hierarchy as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Liability
Contingent earnout shares liability	$3,013	$—	$—	$3,013
Warrant liability	$17,171	$—	$17,171	$—

	December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Liability
Contingent earnout shares liability	$29,057	$—	$—	$29,057
The Company’s Contingent Earnout liability is considered “Level 3” fair value measurement. Refer to Note 2 for discussion of the Company’s methods for valuation.
The Company has a contingent obligation to issue shares of Common Stock to certain stockholders and employees upon the achievement of certain market share price milestones within specified periods. Issuances are made in three tranches of 5.0 million shares, for a total of 15.0 million shares, each upon reaching share price targets within specified time frames from December 21, 2020 ("Earnout Date"). The first tranche was not issued given the share price did not reach

$18 as of December 21, 2022. The second tranche will be issued if the share price reaches $25 within four years of the closing of the Earnout Date. The third tranche will be issued if the share price reaches $30 within five years of the Earnout Date. The tranches may also be issued upon a change of control transaction that occurs within the respective timeframes and results in per share consideration exceeding the respective share price target. As of December 31, 2022, the Company has a remaining contingent obligation to issue 10.0 million shares of Common Stock.
Following is a summary of the change in fair value of the Earnout Shares liability, Yorkville warrant liability, and the private placement warrant liability for the years ended December 31, 2022 and 2021 (in thousands).

	Year Ended December 31,
Earnout Shares Liability	2022	2021
Beginning fair value	$29,057	$133,503
Change in fair value during the year	(26,044)	(104,446)
Ending fair value	$3,013	$29,057

Year Ended December 31,
Private Placement Warrants Liability	2021
Beginning fair value	$6,613
Change in fair value during the year	1,639
Conversion of private placement warrants to public warrants	(8,252)
Ending fair value	$—
5.    Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Receivable from VDL Nedcar	$—	$30,440
Deferred battery supplier cost	—	18,300
Short term deposits	3,755	7,030
Prepaid expense	5,133	4,865
Other current assets	462	3,179
Total prepaids and other current assets	$9,350	$63,814

6. Inventory
As of December 31, 2022, the $3.0 million carrying value of inventory consisted primarily of raw materials and work-in-progress related to the production of vehicles for sale. No write-downs were recorded for the year ended December 31, 2022.

7.    Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Tooling, machinery, and equipment	$32,863	$18,040
Computer hardware	8,850	6,161
Computer software	9,053	7,837
Vehicles	1,356	267
Furniture and fixtures	742	742
Leasehold improvements	14,956	14,939
Construction-in-progress	276,968	176,162
Total property and equipment	344,788	224,148
Less: Accumulated depreciation	(33,388)	(21,834)
Total property and equipment, net	$311,400	$202,314
Construction-in-progress is primarily related to the development of manufacturing lines as well as equipment and tooling necessary in the production of the Company’s vehicles. Completed tooling assets are transferred to their respective asset classes and depreciation begins when an asset is ready for its intended use.

Depreciation expense for property and equipment was $11.6 million and $8.9 million for the years ended December 31, 2022 and 2021, respectively.
8.    Accrued Expenses and Other Current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued property and equipment purchases	$24,797	$34,375
Accrued research and development costs	17,736	23,994
Accrued professional fees	8,112	9,239
Accrued battery supplier costs	—	10,000
Accrued other expenses	12,446	6,317
Total accrued expenses and other current liabilities	$63,091	$83,925
9.    Convertible Debt

Yorkville PPA

On July 20, 2022, the Company entered into a Pre-Paid Advance Agreement (the "PPA") with YA II PN, Ltd. ("Yorkville") pursuant to which the Company could request advances of up to $50.0 million in cash from Yorkville, with an aggregate limit of $300.0 million (the "Pre-Paid Advance"). Amounts outstanding under Pre-Paid Advances could be offset by the issuance of shares of Common Stock to Yorkville at a price per share calculated pursuant to the PPA as the lower of 120% of the daily volume-weighted average price (“VWAP”) on Nasdaq as of the day immediately preceding the date a Pre-Paid Advance was made (“Fixed Price”) or 95% of the VWAP on Nasdaq as of the day immediately preceding the conversion date, which in no event would be less than $1.00 per share (“Floor Price”). The third PPA amended the purchase price to be the lower of 110% of the VWAP on Nasdaq as of the day immediately preceding the date a Pre-Paid Advance was made (“Amended Fixed Price”) or 95% of the VWAP on Nasdaq during the five days immediately preceding the conversion date, which in no event would be less than $0.50 per share (“Amended Floor Price”). The Company's stockholders approved the Amended Floor Price, which was proposed and voted on at the special meeting of Company stockholders held on January 24, 2023. The issuance of the shares of Common Stock under the PPA is subject to certain limitations, including that the aggregate number of shares of Common Stock issued pursuant to the PPA (including the aggregation with the issuance of shares of Common Stock under Standby Equity Purchase Agreement entered into by the Company with Yorkville on May 10, 2022 (the “SEPA”), which was terminated effective August 26, 2022) cannot exceed 19.9% of the Company's outstanding shares of Common Stock as of May 10, 2022 ("Exchange Cap"). The Company's stockholders approved the issuance of shares of the Company’s Common Stock in excess of the Exchange Cap, which was proposed and voted on at the special meeting of Company stockholders held on January 24, 2023. Interest accrues on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 5%, subject to an increase to 15% upon events of default described in the PPA. Each Pre-Paid Advance has a maturity date of 15 months from the Pre-Paid Advance Date. Yorkville is not entitled to participate in any earnings distributions until a Pre-Paid Advance is offset with shares of Common Stock.
On July 22, 2022, the Company received an aggregate of $49.5 million on account of the first Pre-Paid Advance in accordance with the PPA. On August 26, 2022, the Company received an aggregate of $39.6 million on account of the second Pre-Paid Advance in accordance with the PPA. The net proceeds received by the Company from Yorkville include a 1% discount of the Pre-Paid Advance in accordance with the PPA. As of September 6, 2022, the first Pre-Paid Advance was fully paid off through the issuance of 15.1 million shares of Common Stock to Yorkville. As of November 11, 2022, the second Pre-Paid Advance was paid off primarily through the issuance of 19.4 million shares of Common Stock to Yorkville, in addition to $2.5 million in cash.
On October 5, 2022, the Company entered into the PPA Side Letter, pursuant to which the parties agreed that the Company will be permitted to submit sales orders, and consummate sales pursuant to such orders, for the ATM Offering beginning on October 5, 2022 for so long as the Company pays to Yorkville the sum of $1.0 million per calendar week to be applied in the order of priority set forth in the PPA Side Letter. Failure to make timely payments under the PPA Side Letter will automatically result in the reinstatement of restrictions on the Company’s ability to consummate sales under the Wainwright Sales Agreement and will be deemed an event of default.
On November 10, 2022, the Company received an aggregate of $20.0 million on account of the third Pre-Paid Advance in accordance with the PPA. On December 31, 2022, the Company received an aggregate of $32.0 million on account of the fourth Pre-Paid Advance in accordance with the PPA. In accordance with the second supplemental agreement, the fourth Pre-Paid Advance may, at the sole option of Yorkville, be increased by up to an additional $8.5 million (the "YA PPA Option"). The Option may be exercised by Yorkville through January 31, 2023, which if exercised shall be subject to the same terms as the initial fourth Pre-Paid Advance. Refer to Note 19, Subsequent events, for further information on the YA PPA Option. Pursuant to the second supplemental agreement, the fourth Pre-Paid Advance included issuances of warrants to Yorkville. Of the aggregate fourth Pre-Paid Advance proceeds, $14.8 million was allocated to convertible debt presented in the consolidated balance sheets. Refer to Note 16, Warrants, for further information on the warrants and the allocation of proceeds. As of December 31, 2022, no shares of Common Stock have been issued to Yorkville under the third or fourth Pre-Paid Advance. Refer to Note 16 for the allocation of proceeds between the fourth Pre-Paid Advance and the warrants. Interest expense incurred under the PPA for the year ended December 31, 2022 was $2.3 million, which was a result of effective interest incurred under the PPA of $0.4 million, as well as the amortization of related debt issuance costs of $1.0 million and debt discount of $0.9 million.
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

10.    Operating leases
The Company has entered into various operating lease agreements for office and manufacturing spaces.
Michigan Lease
On October 20, 2021, the Company entered into a real estate lease for office space ("Michigan office lease") and research and development space ("Michigan R&D lease") located in Auburn Hills, Michigan (collectively the “Michigan lease”). The Michigan lease contains one option to extend the term for an additional five years. At the inception of the lease, it was not reasonably certain we would exercise the option to extend the term of the lease.
The Company gained control of the underlying assets under the Michigan lease in 2022. The Michigan lease expires on January 31, 2033 and is classified as an operating lease.
Arkansas Facility Lease
On January 21, 2022, the Company entered into a real estate lease for its industrialization facility in Bentonville, Arkansas ("Bentonville lease"). The original lease term is 10 years and commenced on February 1, 2022. The Bentonville lease contains an option to extend the term for 10 years and is classified as an operating lease. At the inception of the lease, it was not reasonably certain we would exercise any of the options to extend the term of the leases.
Oklahoma Battery Manufacturing Facility Lease
On November 1, 2022, the Company entered into a commercial lease of approximately 100,000 square foot manufacturing facility located in the MidAmerica Industrial Park in Pryor, Oklahoma with the Oklahoma Ordnance Works Authority for the assembly of its proprietary battery modules. The lease term is approximately 10 years with lessee's right to terminate after 5 years.Lease Portfolio

The Company uses an estimated incremental borrowing rate based on information available at lease commencement to determine the present value of lease payments when the rate implicit in the lease is not readily determinable. The weighted average discount rate used was 6.72%. As of December 31, 2022 the remaining operating lease ROU asset and operating lease liability were approximately $39.3 million and $40.8 million, respectively. As of December 31, 2021, the operating lease ROU asset and operating lease liability were approximately $14.2 million and $14.6 million, respectively. As of December 31, 2022 and December 31, 2021, $2.2 million and $0.8 million, respectively, of the lease liability was determined to be short term and was included in accrued expenses and other current liabilities within the consolidated balance sheets.
Related party lease expense related to the Company's leases in Justin, Texas and Torrance, California were $0.5 million and $1.3 million for the year ended December 31, 2022 and December 31, 2021, respectively. In June 2021, the Torrance lease property was sold to a non-related party lessor. The change in lessor did not impact the terms and conditions of the Torrance lease. As such, payments made to the new landlord after June 2021 are no longer considered as a related party lease expense.
Certain lease agreements also provide the Company with the option to renew for additional periods. These renewal options are not considered in the remaining lease term unless its reasonably certain that the Company will exercise such options. The weighted average remaining lease term at December 31, 2022 and December 31, 2021 was 9.7 years and 10.7 years, respectively.
Throughout the term of the lease agreements, the Company is responsible for paying certain operating costs, in addition to rent, such as common area maintenance, taxes, utilities, and insurance. These additional charges are considered variable lease costs and are recognized in the period which costs are incurred.

Maturities of the Company’s operating lease liabilities at December 31, 2022 were as follows (in thousands):

Operating Lease
2023	$4,840
2024	5,481
2025	5,633
2026	5,480
2027	5,532
Thereafter	29,521
Total lease payments	56,487
Less: imputed interest(1)	15,701
Present value of operating lease liabilities	40,786
Current portion of operating lease liabilities(2)	2,178
Operating lease liabilities, net of current portion	$38,608
__________________________
(1)Calculated using the incremental borrowing rate
(2)Included within Accrued expenses and other current liabilities line item on the Consolidated Balance Sheet

Lease Executed Subsequent to December 31, 2022
On January 31, 2023, the Company entered into a real estate lease for an approximately 8,000 square foot facility in Justin, Texas with an entity owned by the Executive Chair and Chief Executive Officer of the Company. The initial lease term is three years five months, commencing on November 1, 2022 and terminating on March 31, 2026, with one option to extend the term of the lease for an additional five-year period. Prior to execution, the contract was a month-to-month arrangement. The total minimum lease payments over the initial lease term is $0.3 million.

11. State Incentive Arrangements

In February 2022, the Company was awarded a state incentive from the Oklahoma Governor's Quick Action Closing Fund which was amended to $7.5 million in February 2023 by the Oklahoma Department of Commerce. The funding supports the location of a manufacturing facility, a tech hub, a customer service and financial center, and a software development center in Oklahoma ("Oklahoma Facilities"), and is payable to Canoo over time based on the Company's capital investment and hiring at these facilities. For the year ended December 31, 2022 , no funding has been received.
12.    Commitments and Contingencies
Commitments
In connection with the commencement of the Company's Bentonville, Arkansas and Michigan leases in 2022, the Company issued standby letters of credit of $9.5 million and $1.1 million, respectively which are included in restricted cash within the accompanying consolidated balance sheet as of December 31, 2022. The letters of credit have five and thirteen years terms, respectively, and will not be drawn upon unless the Company fails to make its payments.
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

On April 2, 2021 and April 9, 2021, the Company was named as a defendant in putative class action complaints filed in California on behalf of individuals who purchased or acquired shares of the Company’s stock during a specified period. Through the complaint, plaintiffs are seeking, among other things, compensatory damages. On February 28, 2023, the court granted the Company’s motion to dismiss with leave to amend. On March 10, 2023, the lead plaintiff filed a second amended consolidated complaint. On March 23, 2023, the court entered a stipulated order setting a briefing schedule on the Company’s anticipated motion to dismiss the second amended consolidated complaint. The final determinations of liability arising from these litigation matters will only be made following comprehensive investigations and litigation processes.
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
On April 29, 2021, the SEC’s Division of Enforcement advised that it has opened an investigation related to, among other things, HCAC’s initial public offering, HCAC’s merger with the Company and the concurrent private investment in public equity offering, historical movements in the Company, the Company’s operations, business model, revenues, revenue strategy, customer agreements, earnings, and other related topics, along with the recent departures of certain of the Company’s officers. The Staff of the SEC's Division of Enforcement (the "Staff") informed the Company that it has concluded its investigation and believes that certain former senior executives of the company misled investors in late 2020 and early 2021 regarding 2021 and 2022 projections of revenue from a pipeline of engineering services projects, violating Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. In March 2021, when new leadership of the Company decided to discontinue engineering services as a potential revenue stream, these projections were revised to zero. The Staff also believes that a former senior executive received a payment of nearly $1 million from the company’s former owners in the Fall of 2020 that was not properly disclosed, violating Sections 13(a) and 14(a) of the Exchange Act and Rules 13a-11 and 14a-9 promulgated thereunder. Finally, the Staff believes that Canoo is liable for the conduct of these former senior executives. While not admitting to the Staff’s findings, the Company has decided to resolve the Staff’s investigation into the Company by agreeing in principle with the Staff to a cease and desist order and payment of a $1.5 million penalty, payable in equal installments of $0.4 million over each of the next four quarters beginning in the second quarter of 2023. This settlement is not, and cannot be, final until it is approved by a majority of the Commissioners of the SEC. The Company understands that the Staff’s investigation into certain former senior executives is ongoing.
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
The Company was the respondent in a confidential arbitration initiated by a former employee of the Company concerning a dispute over issued shares of Common Stock. The arbitration demand alleged claims for conversion and violations of various California statutory provisions. The Company filed counterclaims against the former employee for breach of contract and declaratory judgment. In September 2022, the parties entered into a confidential settlement whereby the Company, without admitting wrongdoing, liability or unlawful conduct, released the shares of Common Stock that were in dispute and issued 2,033,864 additional shares of the Common Stock for full and final settlement of the claim.
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
13. Related Party Transactions
On November 25, 2020, Legacy Canoo entered into an agreement, which remains in effect, with Tony Aquila, Executive Chair and Chief Executive Officer ("CEO") of the Company to reimburse Mr. Aquila for certain air travel expenses based on certain agreed upon criteria (“aircraft reimbursement”). The total aircraft reimbursement to Mr. Aquila for the use of an aircraft owned by Aquila Family Ventures, LLC (“AFV”), an entity controlled by Mr. Aquila, for the purposes related to the business of the Company was approximately $1.3 million and $1.8 million for years ended December 31, 2022 and 2021, respectively. In addition, certain AFV staff provided the Company with shared services support in its Justin, Texas corporate office facility. For the year ended December 31, 2022 and 2021, the Company paid AFV approximately $1.1 million and $0.5 million for these services.
On May 10, 2022, the Company entered into Common Stock Subscription Agreement providing for the purchase of an aggregate of 13.7 million shares of Common Stock at a price of $3.65 per share for an aggregate purchase price of $50.0 million (the "May 2022 PIPE"). The purchasers of the shares are special purpose vehicles managed by entities affiliated with Mr. Aquila. The closing of the May 2022 PIPE occurred on May 20, 2022.
On November 9, 2022, the Company entered into Common Stock Subscription Agreement providing for the purchase of an aggregate of 9.0 million shares of Common Stock at a price of $1.11 per share for an aggregate purchase price of $10.0 million (the “November 2022 PIPE”). The purchasers of the shares are Mr. Aquila and a special purpose vehicle managed by entities affiliated with Mr. Aquila. The closing of the November 2022 PIPE occurred on November 18, 2022.
During the year ended December 31, 2022, the Company incurred approximately $0.8 million for the usage and purchase of certain transport trucks and trailers with an entity controlled by the Executive Chair and Chief Executive Officer of the Company.
During the year ended December 31, 2021, the Company compensated its President, Josette Sheeran, $0.2 million primarily for consulting services in connection with the site selection of our manufacturing operations prior to Ms. Sheeran's appointment as an executive officer. The Company incurred no expenses related to consulting services with Josette Sheeran during the year ended December 31, 2022.
14.    Equity
Yorkville Standby Equity Purchase Agreement
On May 10, 2022, the Company entered into the SEPA with Yorkville. Pursuant to the SEPA, the Company could sell to Yorkville up to $250.0 million of its shares of Common Stock, at the Company’s request any time during the 36 months following the execution of the SEPA. During the year ended December 31, 2022, we issued 14.2 million shares of Common Stock to Yorkville, respectively, for cash proceeds of $32.5 million with a portion of the shares issued as non-cash stock purchase discount under the SEPA. Effective August 26, 2022, the Company terminated the SEPA. At the time of termination, there were no outstanding borrowings, advance notices, shares of Common Stock to be issued or fees due under the SEPA.
At-The-Market Offering
On August 8, 2022, the Company entered into an Equity Distribution Agreement (as supplemented by side letters entered into on August 8, 2022 and on October 5, 2022, the “Wainwright Sales Agreement”) with Evercore Group L.L.C. and H.C. Wainwright & Co., LLC (collectively, the "agents"), to sell shares of Common Stock having an aggregate sales price of up to $200.0 million, from time to time, through an “at-the-market offering” program under which the agents act as sales agents (the “ATM Offering”). The sales are made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company is not obligated to sell any shares of Common Stock under the Wainwright Sales Agreement and may at any time suspend solicitation and offers thereunder.

On October 5, 2022, the Company entered into a Side Letter to the Wainwright Sales Agreement, pursuant to which, notwithstanding the existence of outstanding balances under the PPA (refer to Note 9) as of October 5, 2022, but only for so long as any portion of such balance is outstanding, the agents agreed to allow the Company to submit orders to sell Common Stock of the Company under the Wainwright Sales Agreement beginning on October 5, 2022. In addition, pursuant to the Side Letter to the Wainwright Sales Agreement, during the period from October 5, 2022 until the beginning of the third business day after the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2022: (i) only H.C. Wainwright may be designated as a Designated Manager under the Wainwright Sales Agreement and receive the entire compensation payable thereunder (equal to 3.0% of the gross proceeds of the shares of Common Stock sold), and (ii) for so long as H.C. Wainwright acts as the sole Designated Manager, H.C. Wainwright agreed to waive the additional fee of 1.5% of the gross proceeds from any sales under the Wainwright Sales Agreement.
During the year ended December 31, 2022, the Company sold 36.3 million shares of Common Stock at prices ranging from $1.20 to $1.85 for net proceeds of $49.3 million under the ATM Offering and compensation paid to the agents for the period was $1.5 million.
Other Issuances of Equity
The Company entered into other equity agreements including the Yorkville PPA discussed in Note 9, the May 2022 PIPE and November 2022 PIPE discussed in Note 13, and warrants issued to VDL Nedcar, Walmart, and Yorkville discussed in Note 16.
15.    Stock-based Compensation
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
For the year ended December 31, 2022, 15,340,195 RSUs and 4,728,318 PSUs were granted under the 2020 Equity Plan. For the year ended December 31, 2021, 13,640,895 RSUs and 10,034,279 PSUs were granted under the 2020 Equity Plan.
Restricted Stock Awards

From November 4, 2018 to May 6, 2019, Canoo Holdings Ltd. sold restricted shares to the founders, which include certain investors, subject to certain vesting conditions. The vesting conditions were amended on December 18, 2020, of which the time-based portion was amended with cliff vesting on March 18, 2020 with the remaining shares vesting over 36 months thereafter. The compensation expense recognized for the restricted stock awards was $4.0 million and $10.9 million for the years ended December 31, 2022 and 2021, respectively.
Restricted Stock Units
The Company granted RSUs throughout 2022 and 2021 to compensate existing employees and attract top talent, primarily subject to time-based vesting. During the year ended December 31, 2021, 998,994 RSUs granted vested immediately and the remainder granted vest over the subsequent four years.

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2021	13,817	$7.99
Granted	15,340	4.21
Vested	(4,429)	10.36
Forfeited	(7,476)	7.25
Unvested at December 31, 2022	17,252	$4.87
On May 14, 2021, the Company awarded 500,000 RSUs to the Executive Chair and Chief Executive Officer. The RSUs vest in one-third increments on the first, second, and third anniversaries of the vesting commencement date, December 21, 2020, subject to continuous service.
The total fair value of restricted stock units granted during the years ended December 31, 2022 and 2021, were $56.9 million and $133.6 million, respectively.
Performance-Based Restricted Stock Units
PSUs represent the right to receive a share of Common Stock if service, performance, and market conditions, or a combination thereof, are met over a defined period. PSUs that contain a market condition, such as stock price milestones, are subject to a Monte-Carlo simulation model to determine the grant date fair value by simulating a range of possible future stock prices for the Company over the performance period. The grant date fair value of the market condition PSUs is recognized as compensation expense over the greater of the Monte Carlo simulation model’s derived service period and the arrangement’s explicit service period, assuming both conditions must be met.
PSUs subject to performance conditions, such as operational milestones, are measured on the grant date, the total fair value of which is calculated as the product of the number of PSUs and the grant date stock price. Compensation expense for PSUs with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period. The Company granted 4,728,318 PSUs to employees during the year ended December 31, 2022 with a total grant date fair value of $14.5 million. The PSUs vest based on the Company's achievement of certain specified operational milestones by various dates through December 2025. As of the grant date, the Company's analysis determined that these operational milestone events are probable of achievement and as such, compensation expense of $6.9 million has been recognized for the year ended December 31, 2022. There were no PSUs granted to employees during the year ended December 31, 2021.
There were no PSUs granted to the CEO during the year ended December 31, 2022. The following PSUs were granted to the CEO during the year ended December 31, 2021:
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

The grant date fair value of the PSUs awarded to the CEO was $40.3 million for the year ended December 31, 2021. The compensation expense recognized for the PSUs awarded to the CEO during the year was $17.3 million and $6.3 million for the years ended December 31, 2022 and 2021, respectively, and was included in selling, general and administrative expenses in the consolidated statement of operations.
The activity for performance-based restricted stock units in the year ended December 31, 2022 was as follows (in thousands, except weighted-average grant-date fair value amounts):

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2021	11,038	$5.08
Granted	4,728	3.06
Vested	(854)	6.42
Forfeited	(752)	3.26
Unvested at December 31, 2022	14,160	$4.80
The following table summarizes the Company’s total stock-based compensation expense by line item for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	31,083	25,768
Selling, general and administrative	48,490	82,592
Total	79,573	108,360
The Company's total unrecognized compensation cost as of December 31, 2022 and 2021 was approximately $64.2 million and $117.8 million, respectively.
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
During the year ended December 31, 2022, total employee withholding contributions for the 2020 ESPP was $2.9 million. Approximately $1.3 million of stock-based compensation expense was recognized for the 2020 ESPP during the years ended December 31, 2022.

16. Warrants
Public Warrants
As of December 31, 2022, the Company had 23,755,069 public warrants outstanding. Each public warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment. The public warrants will expire on December 21, 2025, or earlier upon redemption or liquidation.

On March 2, 2021, all of the private placement warrants were converted to public warrants. There were 598,275 public warrants exercised for the year ended December 31, 2021 for total proceeds of $6.9 million. There were no public warrants exercised for the year ended December 31, 2022.
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
VDL Nedcar Warrants
In February 2022, the Company and a company related to VDL Nedcar entered into an investment agreement, under which the VDL Nedcar-related company agreed to purchase shares of Common Stock for an aggregate value of $8.4 million, at the market price of Common Stock as of December 14, 2021. As a result, the Company issued 972,222 shares of Common Stock upon execution of the agreement. The Company also issued a warrant to purchase an aggregate 972,222 shares of Common Stock to VDL Nedcar at exercise prices ranging from $18.00 to $40.00 per share, which are classified as equity. The exercise period is from November 1, 2022, to November 1, 2025 ("Exercise Period"). The warrant can be exercised in whole or in part during the Exercise Period but can only be exercised in three equal tranches and after the stock price per Common Stock has reached at least the relevant exercise price. The $8.4 million received from VDL Nedcar is included as a financing cash inflow in the accompanying consolidated statement of cash flows for the year ended December 31, 2022. The shares of Common Stock issued to VDL Nedcar are included in the accompanying consolidated statement of stockholders' equity for the year ended December 31, 2022.
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
In connection with the Walmart EV Fleet Purchase Agreement, the Company entered into a Warrant Issuance Agreement with Walmart pursuant to which the Company issued to Walmart a Warrant to purchase an aggregate of 61.2 million shares of Common Stock, subject to certain anti-dilutive adjustments, at an exercise price of $2.15 per share, which represented approximately 20% ownership in the Company on a fully diluted basis as of the issuance date. The warrant has a term of 10 years and is vested with respect to 15.3 million shares of Common Stock. Thereafter, the warrant will vest quarterly in amounts proportionate with the net revenue realized by the Company from transactions with Walmart or its affiliates under the Walmart EV Fleet Purchase Agreement or enabled by any other agreement between the Company and Walmart, and any net revenue attributable to any products or services offered by Walmart or its affiliates related to the Company, until such net revenue equals $300.0 million, at which time the Warrant will have vested fully.
Since the counterparty is also a customer, the issuance of the Warrant was determined to be consideration payable to a customer within the scope of ASC 606, Revenue from Contracts with Customers, and was measured at fair value on the Warrant’s issuance date. Warrants that vested immediately resulted in a corresponding other asset presented on the consolidated balance sheets under ASC 606 and amortized on a pro-rata basis, commencing upon initial performance, over the term of the Walmart EV Fleet Purchase Agreement.
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
As of December 31, 2022, a total of 15.3 million warrants have vested, of which none have been exercised.
Yorkville Warrants
In connection with the Yorkville PPA discussed in Note 9, on December 31, 2022 the Company issued warrants to Yorkville to purchase an aggregate of 29,604,783 shares of Common Stock, with an exercise price of $1.15 per share and expiration date of December 31, 2023. If the YA PPA Option is exercised by Yorkville, the Company shall issue to Yorkville a warrant to purchase up to an additional 7,403,913 shares of Common Stock. Refer to Note 19, Subsequent events, for further information on the YA PPA Option. The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants at the issuance date was measured using the Black-Scholes-Merton option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	1
Risk free interest rate	4.7%
Expected volatility	116.5%
Dividend yield	—%
Exercise price	$1.15
Stock price	$1.23
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
As the fourth Pre-Paid Advance and warrants were issued in a single transaction, the total proceeds from the transaction were allocated among the freestanding instruments. The fair value of the warrants measured was $17.2 million, with the remaining proceeds less discount of $14.8 million allocated to the fourth Pre-Paid Advance, which is included in the convertible debt balance presented in the consolidated balance sheets. As of December 31, 2022, none of the warrants have been exercised.

17.    Net Loss per Share

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
Net loss per share is presented in conformity with the two-class method required for participating securities. The following table presents the outstanding potentially dilutive shares that have been excluded from the computation of diluted net loss per share, because including them would have an anti-dilutive effect (in thousands):

	December 31,
	2022	2021
Convertible debt (Note 9)	46,988	—
Restricted and performance stock units	31,412	24,855
Warrants to purchase Common Stock (Note 16)	29,605	—
Restricted Common Stock shares	2,842	3,552
Early exercise of unvested stock options	593	2,500
Options to purchase Common Stock	195	265
18. Income Taxes

The components of the provision for income taxes consisted of the following (in thousands):

Year ended December 31,
	2022	2021
Provision for federal income taxes	$—	$—
Provision for state income taxes	—	—
Provision for income taxes	$—	$—
The reconciliation of taxes at the statutory rate to our provision for income taxes was as follows (in thousands):

	Year ended December 31,
	2022	2021
Tax at the statutory rate	$(102,416)	$(72,821)
State tax – net of federal benefit	(25,118)	(21,015)
Officer compensation	6,750	6,749
Earnout Liability	(5,469)	(21,934)
Stock Compensation	5,024	9,136
Provision to Return	(2,958)	(330)
U.S. Tax Credits	(8,929)	(4,528)
Other Rate Impacting Items	2,328	988
Change in valuation allowance	130,788	103,755
Provision for income taxes	$—	$—

Deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
Deferred Tax Assets:	2022	2021
Net operating loss carry-forwards	$257,062	$165,032
Capitalized research and development costs	35,295	—
Research and development credits	25,237	12,864
Stock-based compensation	10,167	6,264
Other	1,674	1,207
Total gross deferred income tax assets	329,435	185,367
Less: Valuation allowance	(316,155)	(185,367)
Deferred tax assets, net of valuation allowance	$13,280	$—
Deferred Tax Liabilities:
Warrants	$(13,280)	$—
Total deferred tax liabilities	$(13,280)	$—
Total net deferred tax assets (liabilities):	$—	$—
The Company recorded a full valuation allowance against its deferred income tax assets at December 31, 2022 and 2021. Based upon management’s assessment of all available evidence, the Company has concluded that it is more likely than not that the net deferred income tax assets will not be realized. The increase in the valuation allowance for the years ended December 31, 2022 and 2021 was $130.8 million and $103.4 million, respectively. The following table summarizes the activity recorded in the valuation allowance on the deferred income tax assets (in thousands):

Valuation allowance at December 31, 2020	$(81,968)
Additions charged to income tax provision	(103,755)
Other changes to valuation allowance	356
Valuation allowance at December 31, 2021	(185,367)
Additions charged to income tax provision	(130,788)
Valuation allowance at December 31, 2022	$(316,155)
At December 31, 2022, we had federal net operating loss carryforwards of approximately $902.0 million and state net operating loss carryforwards of $968.7 million that may be carried forward indefinitely for federal income tax purposes and can offset 80% of taxable income in any given year except as amended by the CARES Act. NOL's can be carried forward to offset future taxable income for a period of twenty years for California state income tax purposes.
The Company has research and development tax credits at December 31, 2022 and 2021 of approximately $25.2 million and $12.9 million, respectively, for both federal and state income tax purposes. If not utilized, the federal research and development tax credits will expire in various amounts beginning in 2039. State research and development credits can be carried forward indefinitely.
Future utilization of the net operating loss carryforwards and tax-credit carryforwards may be subject to an annual limitation based on changes in ownership, as defined by Section 382 of the Internal Revenue Code.

The aggregate changes in the balance of gross unrecognized tax benefits during the years ended December 31, 2022 and 2021 were as follows (in thousands):

Balance at December 31, 2020	$(35,558)
Increases in balances related to tax provisions taken during current period	(4,529)
Increases related to changes in estimates	(640)
Other decreases	469
Balance at December 31, 2021	(40,258)
Increases in balances related to tax positions taken during current period	(9,179)
Increases related to changes in estimates	(3,444)
Other decreases	56
Balance at December 31, 2022	$(52,825)

As of December 31, 2022, the Company has total uncertain tax positions of $52.8 million primarily related to research and development costs and tax basis in certain intangible assets which are recorded as a reduction of the deferred tax assets related to the research and development carryforwards and intangible assets. The Company's policy is to recognize interest and penalties, if any, related to uncertain tax positions as a component of income tax expense. For the years ended December 31, 2022 and 2021, the Company did not recognize any interest or penalties for uncertain tax positions. The Company is currently not under examination by the United States Internal Revenue Service or any other state, city, or local jurisdiction. The Company is subject to the standard statutes of limitations by the relevant tax authorities for federal and state purposes and all tax years since inception are open for examination.
The Company does not anticipate any significant increases or decreases in its unrecognized tax benefits within the next twelve months.
19. Subsequent events
Registered Direct Offering & Placement Agency Agreement
On February 5, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (collectively, the “Purchasers”). The Purchase Agreement provides for the sale and issuance by the Company of 50.0 million shares (the “Shares”) of the Company’s Common Stock, together with warrants to purchase up to 50.0 million shares of Common Stock (the “Investor Warrants”) at a combined purchase price of $1.05 per share and accompanying warrants. The Investor Warrants will have an exercise price of $1.30 per share, will be initially exercisable beginning six months following the date of issuance (the “Initial Exercise Date”) and will expire five years from the Initial Exercise Date. The transaction closed February 7, 2023, subject to customary closing conditions.
Partial Exercise of YA PPA Option

The fourth PPA and warrants issued to Yorkville as of December 31, 2022, as discussed in Notes 9 and 16, respectively, included an option to increase the investment by an additional $8.5 million through January 31, 2023, with the same terms as applicable under the fourth PPA agreement. On January 13, 2023, Yorkville partially exercised their option, and increased their investment amount by $5.3 million, which resulted in net proceeds of $5.0 million, and was applied to the fourth PPA. As a result of the partial exercise, the Company issued a warrant to purchase common Stock to Yorkville for a total number of 34,230,870 shares, which includes the 29,604,783 warrant shares issued on December 31, 2022 and the additional 4,626,087 warrant shares issued January 13, 2023. These warrants are issued under that same terms as the initial investment under the fourth PPA, including a warrant exercise price of $1.15 per share. No additional investments were exercised under the option prior to January 31, 2023. The warrants expire on December 31, 2023. As of February 9, 2023, the exercise price of the warrants had been adjusted to $1.05 per share.
Authorized Shares Amendment
On January 24, 2023, the Company held a special meeting of stockholders (the "Special Meeting"). At the Special Meeting, the Company’s stockholders approved an amendment to Paragraph A of Article IV of the Company’s Second Amended and Restated Certificate of Incorporation to increase the Company’s number of shares of authorized common stock, par value $0.0001 per share, from 500,000,000 shares to 1,000,000,000 shares and the corresponding increase in the total number of authorized share of capital stock the Company may issue from 510,000,000 to 1,010,000,000 shares.
SEC Investigation
The Staff of the Division of Enforcement (the "Staff") informed the Company that it has concluded its investigation and believes that certain former senior executives of the company misled investors in late 2020 and early 2021 regarding 2021 and 2022 projections of revenue from a pipeline of engineering services projects, violating Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. In March 2021, when new leadership of the Company decided to discontinue engineering services as a potential revenue stream, these projections were revised to zero. The Staff also believes that a former senior executive received a payment of nearly $1 million from the company’s former owners in the Fall of 2020 that was not properly disclosed, violating Sections 13(a) and 14(a) of the Exchange Act and Rules 13a-11 and 14a-9 promulgated thereunder. Finally, the Staff believes that Canoo is liable for the conduct of these former senior executives. While not admitting to the Staff’s findings, the company has decided to resolve the Staff’s investigation into the Company by agreeing in principle with the Staff to a cease and desist order and payment of a $1.5 million penalty, payable in equal installments of $375,000 over each of the next four quarters beginning in the second quarter of 2023. This settlement is not, and cannot be, final until it is approved by a majority of the Commissioners of the SEC. The Company understands that the Staff’s investigation into certain former senior executives is ongoing.
Purchase and Sale Agreement for Manufacturing Facility
On November 9, 2022, the Company entered into a Purchase and Sale Agreement ("PSA") with Terex USA, LLC ("Terex") for the purchase of approximately 630,000 square foot vehicle manufacturing facility on approximately 121 acres in Oklahoma City, Oklahoma. The purchase price for the facility is $35.9 million.On January 23, 2023, the Company and Terex entered into the first amendment to the PSA ("PSA Amendment"). Pursuant to the PSA Amendment, the Company has the right to extend the initial inspection period for a period commencing on February 23, 2023 and ending on March 24, 2023, which was exercised on February 21, 2023. Additionally, the closing must occur before April 24, 2023.
Nasdaq Deficiency Letter

On March 27, 2023, we received a letter from The Nasdaq Stock Market advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Capital Market pursuant to listing rules, and therefore we could become subject to delisting if we did not regain compliance within the 180 day compliance period (or the compliance period as may be extended).

Amendment to Panasonic Sales Agreement

On March 29, 2023, the Company amended the purchase plan in the Sales Agreement, entered into on October 15, 2021, with Panasonic Industrial Devices Sales Company of America, a Division of Panasonic Corporation of America (“PIDSA”) and SANYO Electric Co., Ltd., acting through its Mobility Energy Business Division (“SANYO”, and, together with PIDSA, “Panasonic”) for the supply of lithium-ion battery cells to address updates to the Company's vehicle production strategy.
The Company has analyzed its operations subsequent to December 31, 2022 through the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Executive Chair and Chief Executive Officer, ("CEO") and Chief Financial Officer ("CFO") has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. We have established and currently maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on an evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.
Management’s Report on Internal Control Over Financial Reporting
Management, under the supervision of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision of our CEO and CFO, evaluated the design and operating effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 COSO framework"). Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2022.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On March 29, 2023, the Company entered into an Amendment to Sales Agreement to amend the the Sales Agreement, entered into on October 15, 2021, with Panasonic Industrial Devices Sales Company of America, a Division of Panasonic Corporation of America (“PIDSA”) and SANYO Electric Co., Ltd., acting through its Mobility Energy Business Division (“SANYO”, and, together with PIDSA, “Panasonic”) for the supply of lithium-ion battery cells to address updates to the Company's vehicle production strategy.
The description of the Amendment to Sales Agreement in this Item 9B is qualified in its entirety by reference to the terms of the Amendment to Sales Agreement, which is filed as Exhibit 10.40 to this Form 10-K and is incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not applicable

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by Item 10 will be contained in, and is hereby incorporated by reference to, our definitive proxy statement for the 2023 Annual Meeting of Stockholders (the "Proxy Statement"), which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2022.
ITEM 11. EXECUTIVE COMPENSATION AND DIRECTOR COMPENSATION
The information required by Item 11 will be contained in, and is hereby incorporated by reference to, our definitive proxy statement for the 2023 Annual Meeting of Stockholders (the "Proxy Statement"), which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be contained in, and is hereby incorporated by reference to, our definitive proxy statement for the 2023 Annual Meeting of Stockholders (the "Proxy Statement"), which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be contained in, and is hereby incorporated by reference to, our definitive proxy statement for the 2023 Annual Meeting of Stockholders (the "Proxy Statement"), which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 will be contained in, and is hereby incorporated by reference to, our definitive proxy statement for the 2023 Annual Meeting of Stockholders (the "Proxy Statement"), which we will file pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2022.

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

3.2
Certificate of Amendment, dated January 25, 2023, to the Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2023).

3.3	Amended and Restated Bylaws of the Company, dated December 21, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).
4.1
Warrant Issuance Agreement, dated July 11, 2022, by and between the Company and Walmart Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2022).

4.2	Warrant, dated July 11, 2022, issued by the Company to Walmart, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2022).
4.3	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2023).
4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2023).
4.5	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).
4.6	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).
4.7
Warrant Agreement, dated February 28, 2019, by and between Hennessy Capital Acquisition Corp. IV and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 filed on Hennessy Capital Acquisition Corp. IV’s Current Report on Form 8-K filed with the SEC on March 6, 2019).

4.8*	Description of Registrant’s Securities [(incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022)].
10.1
Electric Vehicle Fleet Purchase Agreement, dated July 11, 2022, by and between the Company and Walmart Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2022).

10.2
Pre-Paid Advance Agreement, dated July 20, 2022, by and between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2022).

10.3
Side Letter to Pre-Paid Advance Agreement, dated October 5, 2022, by and between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2022).

10.4
Standby Equity Purchase Agreement, dated May 10, 2022, by and between Canoo Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2022).

10.5
Side Letter to Standby Equity Purchase Agreement, dated July 20, 2022, by and between the Company and YA PN, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2022).

10.6
Equity Distribution Agreement, dated August 8, 2022, by and among the Company and Evercore Group L.L.C. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2022).

10.7
Side Letter to Equity Distribution Agreement, dated August 8, 2022, by and among the Company and Evercore Group L.L.C. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2022).

10.8
Side Letter to Equity Distribution Agreement, dated October 5, 2022, by and among the Company and Evercore Group L.L.C. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2022).]

10.9
Supplemental Agreement, dated November 9, 2022, by and between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2022).

10.10
Supplemental Agreement, dated December 31, 2022, by and between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023).

10.11	Warrant to Purchase Common Stock of Canoo Inc., dated December 31, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023).
10.12
Placement Agency Agreement, dated February 5, 2023, by and between the Company and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2023).

10.13	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2023).
10.14	Form of Voting Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023).
10.15	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2022).
10.16	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2022).
10.17
Form of Subscription Agreement, dated as of August 17, 2020, by and between Hennessy Capital Acquisition Corp. IV and the undersigned subscriber party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed with the SEC on September 18, 2020).

10.18
Amended and Restated Registration Rights Agreement, dated December 21, 2020, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).

10.19#
Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).

10.20#	Canoo Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 25, 2020).
10.21#	Canoo Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 25, 2020).
10.22#
Canoo Inc. 2018 Stock Option and Grant Plan and forms of Stock Option Grant Notices, Exercise Notice, Stock Option Agreement, Nonstatutory Stock Option Agreement and Restricted Stock Agreement (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed with the SEC on February 24, 2021)

10.23#
Forms of Stock Option Grant Notice and Stock Option Agreement under the Canoo Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 24, 2021).

10.24#
Forms of RSU Award Grant Notice and RSU Award Agreement under the Canoo Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 24, 2021).

10.25#
Form of RSU Award Grant Notice and RSU Award Agreement (Alternate) under the Canoo Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021).

10.26#
Chief Executive Officer RSU Award Agreement between the Company and Anthony Aquila, dated April 21, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021).

10.27#
Executive Chairman RSU Award Agreement (Public Company RSUs), dated as of May 14, 2021, between the Company and Anthony Aquila (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021).

10.28#
Executive Chairman PSU Award Agreement (Public Company PSUs), dated as of May 14, 2021, between the Company and Anthony Aquila (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021).

10.29#
Offer Letter, dated January 26, 2023, by and between the Company and Ken Manget (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2023).

10.30#
Letter agreement between Canoo Holdings Ltd. and Anthony Aquila, dated November 25, 2020 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 25, 2020).

10.31#
Letter agreement between Canoo Technologies Inc. (f/k/a Canoo Inc.) and Josette Sheeran, dated July 22, 2021(incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022).

10.32#
Letter agreement between Canoo Technologies Inc. (f/k/a Canoo Inc.) and Renato Giger, dated March 28, 2021 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021).

10.33#
Amendment to Offer Letter, dated November 13, 2021, by and between Canoo Technologies Inc. and Renato Giger (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021).

10.34#
Separation Agreement and Release, dated April 2, 2021, between Canoo Technologies Inc. and Paul Balciunas (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021).

10.35#
Service Agreement between Canoo Technologies Inc. and Paul Balciunas, dated April 2, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021).

10.36#
Separation Agreement and Release, dated May 3, 2021, between Andrew Wolstan and Canoo Technologies Inc. (f.k.a. Canoo Inc.) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021).

10.37#
Service Agreement, dated May 3, 2021, between Andrew Wolstan and Canoo Technologies Inc. (f.k.a. Canoo Inc.) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021).

10.38
Standard Industrial/Commercial Single-Tenant Lease by and between Canoo Technologies Inc. (f/k/a Canoo Inc.) and Remarkable Views Consultants Ltd., dated February 28, 2018, as amended and supplemented (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 25, 2020).

10.39†
Sales Agreement, effective October 15, 2021, between Panasonic Industrial Devices Sales Company of America, SANYO Electric Co., Ltd and Canoo Technologies Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022).

10.40†*
Amendment to Sales Agreement, effective March 1, 2023, by and among Panasonic Industrial Devices Sales Company of America, Division of Panasonic Corporation of North America, SANYO Electric Co., Ltd., and Canoo Technologies Inc.

16.1	Letter from WithumSmith+Brown, PC to the SEC, dated January 13, 2021 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021).
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm of Canoo Inc.

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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2023.

CANOO INC.

By:	/s/ Tony Aquila
Tony Aquila
Chief Executive Officer and Executive Chair of the Board
(Principal Executive Officer)

By:	/s/ Ken Manget
Ken Manget
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Ramesh Murthy
Ramesh Murthy
Senior Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Tony Aquila	Chief Executive Officer and Executive Chair of the Board	March 30, 2023
Tony Aquila	(Principal Executive Officer)

/s/ Ken Manget	Chief Financial Officer	March 30, 2023
Ken Manget	(Principal Financial Officer)

/s/ Ramesh Murthy	Senior Vice President, Finance and Chief Accounting Officer	March 30, 2023
Ramesh Murthy	(Principal Accounting Officer)

/s/ Foster Chiang	Director	March 30, 2023
Foster Chiang

/s/ Thomas Dattilo	Director	March 30, 2023
Thomas Dattilo

/s/ Greg Ethridge	Director	March 30, 2023
Greg Ethridge

/s/ Claudia Romo Edelman	Director	March 30, 2023
Claudia Romo Edelman

/s/ Arthur Kingsbury	Director	March 30, 2023
Arthur Kingsbury

/s/ Rainer Schmueckle	Director	March 30, 2023
Rainer Schmueckle

/s/ Josette Sheeran	President and Director	March 30, 2023
Josette Sheeran

/s/ Debra von Storch	Director	March 30, 2023
Debra von Storch