Form 10-K/A
period 2022-12-31
Canoo Inc.
filed 2023-04-19
CIK 1750153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the registrant’s Common Stock held by non-affiliates on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $286,376,886.

The number of outstanding shares of the registrant’s Common Stock as of April 14, 2023 was 476,588,034.

Auditor Name	Auditor Location	Auditor Firm ID
Deloitte & Touche LLP	Los Angeles, California	(PCAOB ID: 34)

EXPLANATORY NOTE

On March 30, 2023, Canoo Inc. (the “Company,” “we,” “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accounting Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year.

We currently expect that our definitive proxy statement for our 2022 Annual Meeting of Stockholders will be filed later than the 120th day after the end of our last fiscal year. Accordingly, this Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:

a.	amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items;

b.	delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and

c.	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including, without limitation, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of such terms or other similar expressions. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

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

•	We are an early stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.

•	We may be unable to adequately control the costs associated with our operations.

•	Our current business plans require a significant amount of capital. If we are unable to obtain sufficient funding or do not have access to capital, we will be unable to execute our business plans and our prospects, financial condition and results of operations could be materially adversely affected.

•	Our management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient additional funding or do not have access to additional capital, we will be unable to execute our business plans and could be required to terminate or significantly curtail our operations.

•	We have been notified by The Nasdaq Stock Market LLC of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our Common Stock could be delisted from Nasdaq, which would have an adverse impact on the trading, liquidity, and market price of our Common Stock.

•	Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions could adversely affect our current financial condition and projected business operations.

•	We have not achieved positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

•	Our financial results may vary significantly from period to period due to fluctuations in our operating costs, product demand and other factors.

•	Our limited operating history makes evaluating our business and future prospects difficult and increases the risk of your investment.

•	We previously identified material weaknesses in our internal control over financial reporting. Although the weaknesses previously identified have been remediated, if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

•	If we fail to manage our growth effectively, we may not be able to design, develop, manufacture, market and launch our EVs successfully.

•	We are highly dependent on the services of our key employees and senior management and, if we are unable to attract and retain key employees and hire qualified management, technical and EV engineering personnel, our ability to compete could be harmed.

•	We face significant barriers to manufacture and bring our EVs to market, and if we cannot successfully overcome those barriers our business will be negatively impacted.

•	Customers who have committed to purchase significant amounts of our vehicles may purchase significantly fewer vehicles than we currently anticipate or none at all. In that case, we will not realize the revenue we expect from these customers.

•	Our ability to develop and manufacture EVs of sufficient quality and appeal to customers on schedule and on a large scale is unproven and still evolving.

•	We will depend initially on revenue generated from a single EV model and in the foreseeable future will be significantly dependent on a limited number of models.

•	There is no guarantee that we will be able to develop our software platform, Canoo Digital Ecosystem, or that if we are able to develop it, that we will obtain the revenue and other benefits we expect from it.

•	We may fail to attract new customers in sufficient numbers or at sufficient rates or at all or to retain existing customers.

•	If our EVs fail to perform as expected, our ability to develop, market and deploy our EVs could be harmed.

•	Our distribution model may expose us to risk and if unsuccessful may impact our business prospects and results of operations.

•	We face legal, regulatory and legislative uncertainty in how our go-to-market models will be interpreted under existing and future law, including the potential inability to protect our intellectual property rights, and we may be required to adjust our consumer business model in certain jurisdictions as a result.

•	If we fail to successfully build and tool our manufacturing facilities or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.

•	We may not be able to realize the non-dilutive financial incentives offered by the States of Oklahoma and Arkansas where we will develop our own manufacturing facilities.

•	Developing our own manufacturing facilities for production of our EVs could increase our capital expenditures and delay or inhibit production of our EVs.

•	We have no experience to date in high volume manufacture of our EVs.

•	We may experience significant delays in the design, production and launch of our EVs, which could harm our business, prospects, financial condition and operating results.

•	Increases in costs, disruption of supply or shortage of raw materials and other components used in our vehicles, in particular lithium-ion battery cells, could harm our business.

•	We depend upon third parties to manufacture and to supply key components and services necessary for our vehicles. We do not have long-term agreements with all of our manufacturers and suppliers, and if these manufacturers or suppliers become unwilling or unable to provide these key components and services we would not be able to find alternative sources in a timely manner and our business would be adversely impacted.

•	We are or may be subject to risks associated with strategic alliances or acquisitions and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.

•	The automotive market is highly competitive and technological developments by our competitors may adversely affect the demand for our EVs and our competitiveness in this industry.

•	Our EVs are based on the use of complex and novel steer-by-wire technology that is unproven on a wide commercial scale and rely on software and hardware that is highly technical, and if these systems contain errors, bugs or vulnerabilities, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.

•	We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our EVs and customer data processed by us or third-party vendors.

•	Economic, regulatory, political and other events, including the rise in interest rates, heightened inflation, slower growth or recession, issues with supply chain, shortage of labor and the war in Ukraine, adversely affect our financial results.

•	Our ability to meet the timelines we have established for production and manufacturing milestones of our electric vehicles ("EVs") is uncertain.

These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements including those described under the section entitled “Summary of Risk Factors” and Part I, Item 1A “Risk Factors” in the Annual Report on Form 10-K.

Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.

Should one or more of these risks or uncertainties described in the Annual Report on Form 10-K materialize, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. Additional information concerning these and other factors that may impact the forward-looking statements discussed can be found in the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described in the Annual Report on Form 10-K may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in the Annual Report on Form 10-K. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in the Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Our business and affairs are managed under the direction of our Board, which is composed of nine directors. Our Second Amended and Restated Certificate of Incorporation, as amended from time to time (our “Certificate”) provides that the authorized number of directors may be changed only by resolution of our Board. Our Certificate also provides that our Board will be divided into three classes of directors. At each annual meeting of shareholders, a class of directors will be elected for a three-year term to succeed the class whose term is then expiring.

The following table sets forth the director class, name, age as of April 14, 2023, and other information for each member of our Board:

Name	Class	Age	Position	Director Since	Current Term Expires
Tony Aquila	III	58	Chief Executive Officer and Executive Chair of the Board	2020	2023
Josette Sheeran	III	68	President and Director	2020	2023
Thomas Dattilo	II	71	Lead Independent Director	2020	2025
Foster Chiang	I	40	Director	2020	2024
Greg Ethridge	I	46	Director	2020	2024
Arthur Kingsbury	II	74	Director	2021	2025
Claudia Romo Edelman	II	52	Director	2021	2025
Rainer Schmueckle	II	63	Director	2020	2025
Debra von Storch	I	63	Director	2021	2024

Tony Aquila. Mr. Aquila has served as the Chief Executive Officer of the Company since April 2021, and as the Executive Chair of the Board since December 2020. Prior to this, Mr. Aquila served as Executive Chairman of the board of directors of Legacy Canoo from October 2020 to December 2020. Mr. Aquila also serves as a member of the Arkansas Council on Future Mobility since February 2022. In June 2019, Mr. Aquila founded AFV Partners, an affirmative low-leverage capital vehicle that invests in long-term mission critical software, data and technology businesses and serves as its Chairman and CEO since its founding. In 2005, Mr. Aquila founded Solera Holdings Inc., and led it as Chairman and CEO to a $1 billion initial public offering in 2007, and in the following years sourced and executed over 50 acquisitions significantly expanding Solera’s total addressable market. Mr. Aquila oversaw Solera’s $6.5 billion transaction from a public-to-private business in 2016. During his tenure, Mr. Aquila established Solera as a global technology company that provides software and data to global insurance companies, global OEMs and maintenance, repair and overhaul networks. Mr. Aquila currently serves as a member of the board of directors and chair of the compensation committee of WM Technology, Inc. (NASDAQ: MAPS), a leading technology and software infrastructure provider to the cannabis industry, since June 2021. Furthermore, Mr. Aquila currently serves as the Chairman for Aircraft Performance Group, LLC, a global provider of mission critical flight operations software, since January 2020, and director of RocketRoute Limited, global aviation services company, since March 2020 and APG Avionics LLC, an aviation data and software company for the general aviation market since September 2020. Mr. Aquila served as a member of the board of directors of The Lost Explorer Mezcal Company (“Lost Explorer”), a sustainable producer and distributor of handcrafted Mezcal, from May 2021 to April 2023, and continues to be a lead investor of Lost Explorer. From November 2018 to July 2020, Mr. Aquila served as the Global Chairman of Sportradar Group AG (NASDAQ: SRAD), a sports data and content company.

Mr. Aquila is qualified to serve as the Company’s Chief Executive Officer and Executive Chair of the Board based on his significant business experience as a founder, inventor, chief executive officer and director of a publicly-listed company and his investing experience. As Chief Executive Officer, Mr. Aquila has direct responsibility for our strategy and operations.

Josette Sheeran. Ms. Sheeran has served as a member of the Board since December 2020 and as President of the Company since August 2021. Ms. Sheeran served as Deputy US Trade Representative and as US Undersecretary of State for Economics, Energy, Transportation and Agriculture, being unanimously confirmed by Congress with the rank of Ambassador. From June 2013 to February 2021, Ms. Sheeran served as the President and CEO of the Asia Society, a global non-profit focused on policy, sustainability, conflict resolution, culture, and education. From July 2017 to February 2021, Ms. Sheeran also served as the United Nations Special Envoy for Haiti, and prior, Ms. Sheeran served as Executive Director of the UN World Food Programme, a humanitarian agency, leading operations and supply chains in more than 100 nations, and as the Vice Chair of the World Economic Forum, an NGO. Ms. Sheeran currently serves as a director for Capital Group, a global financial services company, since December 2016, and as a director of Vestergaard Frandsen Inc., a manufacturer of public health products, since March 2019. Ms. Sheeran has served on the non-profit board of the McCain Institute for International Leadership, a think tank and public service institute affiliated with Arizona State University. Previously, Ms. Sheeran was also a Fisher Fellow at Harvard Kennedy School. Ms. Sheeran holds a Bachelor of Arts in Journalism and Communications from the University of Colorado at Boulder. She holds honorary doctorates from the University of Colorado, Michigan State University, and John Cabot University.

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

Greg Ethridge. Mr. Ethridge has served as a member of the Board since December 2020, and prior to this, served as President, Chief Operating Officer and a director of Hennessy Capital Acquisition Corp. IV from February 2019 to December 2020. Mr. Ethridge has served as the President, Chief Operating Officer and a director of Hennessy Capital Investment Corp. VI (NASDAQ: HCVIU), a blank check company, from October 2021. Since June 2019, Mr. Ethridge has also served as Chairman of Motorsports Aftermarket Group, a designer, manufacturer, marketer and distributor of aftermarket parts, apparel and accessories for the motorcycle and power sports industry. He previously served as President of Matlin & Partners Acquisition Corporation from January 2017 to November 2018, at which time it merged with USWS Holdings LLC, a growth- and technology-oriented oilfield service company focused exclusively on hydraulic fracturing for oil and natural gas exploration and production companies and was known as U.S. Well Services, Inc. (USWS). USWS merged with ProFrac Holding Corp. (NASDAQ: PFHC) in a stock for stock transaction which closed in November 2022. He served as Senior Partner of MatlinPatterson Global Advisers LLC (“MatlinPatterson”) from 2009 to 2020 and prior to joining MatlinPatterson in 2009, Mr. Ethridge was a principal in the Recapitalization and Restructuring group at Gleacher and Company (f/k/a Broadpoint Capital, Inc.) where he moved his team from Imperial Capital LLC, from 2008 to 2009. In 2006, Mr. Ethridge was a founding member of the corporate finance advisory practice for Imperial Capital LLC in New York. From 2005 to 2006, Mr. Ethridge was a principal investor at Parallel Investment Partners LP (formerly part of Saunders, Karp and Megrue), executing recapitalizations, buyouts and growth equity investments for middle market companies. From 2001 to 2005, Mr. Ethridge was an associate in the Recapitalization and Restructuring Group at Jefferies and Company, Inc. where he executed corporate restructurings and leveraged finance transactions and was a crisis manager at Conway, Del Genio, Gries & Co. in New York from 2000 to 2001. Mr. Ethridge served a director of Palmetto Bluff Company, LLC, formerly a multi-asset class real estate developer known as Crescent Communities, LLC, a multi-class real estate developer, from 2010 to 2020. From 2009 until 2017, Mr. Ethridge served on the board of directors of FXI Holdings Inc., a foam and foam products manufacturer and served as its chairman from February 2012 until 2017. Mr. Ethridge has also served on the board of directors of Advantix Systems Ltd. and Advantix Systems, Inc., HVAC equipment manufacturers, from August 2013 until 2015 (for Advantix Systems, Inc.) and until 2018 (for Advantix Systems Ltd.). Mr. Ethridge holds a BBA and a Masters in Accounting from The University of Texas at Austin.

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

Rainer Schmueckle. Mr. Schmueckle has served as a member of the Board since December 2020. Since February 2020, Mr. Schmueckle has served as chairman of the board of directors at STIGA S.p.A, a manufacturer and distributor of garden equipment; since August 2020 as a member of the supervisory board of ACPS GmbH, a supplier to the automotive industry; between March 2019 and November 2020 as member of the supervisory board of MAN Truck & Bus SE, a provider of commercial vehicles and transport solutions around the world; since February 2017, as a member of the board of directors of Kunstoff Schwanden AG, a company supplying components for plastic injection moulding; between April 2011 and March 2023, as vice chairman of the board of directors of Autoneum Holding AG (SIX Swiss Exchange: AUTN), a publicly-traded company that is a leader in acoustic and thermal management for vehicles; and, since April 2011, as a member of the board of directors of Dometic Group (STO: DOM), a publicly-traded company focusing on branded solutions for mobile living.

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

Debra von Storch. Ms. von Storch has served as a member of the Board since January 2021. From 2020 through 2022, Ms. von Storch served as a director of CSW Industrials (NASDAQ: CSWI), an industrial products and specialty chemicals company. Since June 2021, Ms. von Storch has served as a board member of the NACD North Texas chapter, and she also serves as a member of the advisory board for Varidesk, LLC. From 1982 to July 2020, Ms. von Storch served in various roles including Partner and Southwest Region Growth Markets Leader at Ernst & Young LLP, a multinational professional services firm. Ms. von Storch holds a Bachelor of Business Administration in Finance and Accounting from the University of North Texas.

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

Executive Officers

Below is a list of the names, ages, positions, and a brief account of the business experience of the individuals who serve as executive officers of the Company as of April 14, 2023:

Name	Age	Position
Tony Aquila	58	Chief Executive Officer and Executive Chair of the Board
Josette Sheeran	68	President and Director
Ken Manget	64	Chief Financial Officer
Ramesh Murthy	44	Senior Vice President, Chief Accounting Officer
Hector Ruiz	42	General Counsel and Corporate Secretary

Tony Aquila. Mr. Aquila has served as the Chief Executive Officer of the Company since April 2021, and as the Executive Chair of the Board since December 2020. Prior to this, Mr. Aquila served as Executive Chairman of the board of directors of Legacy Canoo from October 2020 to December 2020. Mr. Aquila also serves as a member of the Arkansas Council on Future Mobility since February 2022. In June 2019, Mr. Aquila founded AFV Partners, an affirmative low-leverage capital vehicle that invests in long-term mission critical software, data and technology businesses and serves as its Chairman and CEO since its founding. In 2005, Mr. Aquila founded Solera Holdings Inc., and led it as Chairman and CEO to a $1 billion initial public offering in 2007, and in the following years sourced and executed over 50 acquisitions significantly expanding Solera’s total addressable market. Mr. Aquila oversaw Solera’s $6.5 billion transaction from a public-to-private business in 2016. During his tenure, Mr. Aquila established Solera as a global technology company that provides software and data to global insurance companies, global OEMs and maintenance, repair and overhaul networks. Mr. Aquila currently serves as a member of the board of directors and chair of the compensation committee of WM Technology, Inc. (NASDAQ: MAPS), a leading technology and software infrastructure provider to the cannabis industry, since June 2021. Furthermore, Mr. Aquila currently serves as the Chairman for Aircraft Performance Group, LLC, a global provider of mission critical flight operations software, since January 2020, and director of RocketRoute Limited, global aviation services company, since March 2020 and APG Avionics LLC, an aviation data and software company for the general aviation market since September 2020. Mr. Aquila is also a member of the board of directors of The Lost Explorer Mezcal Company, a sustainable producer and distributor of handcrafted Mezcal, since May 2021. From November 2018 to July 2020, Mr. Aquila served as the Global Chairman of Sportradar Group AG (NASDAQ: SRAD), a sports data and content company.

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

Ken Manget. On January 26, 2023, the Company announced that Mr. Manget was appointed as the Company’s Chief Financial Officer. Prior to his appointment as Chief Financial Officer of the Company, Mr. Manget, served as Chief Financial Officer of Northern Genesis Acquisition Corp. III (NYSE: NGC) from March 2021 to January 2023, as Chief Financial Officer of Northern Genesis Acquisition Corp. II from October 2020 to November 2021, and as Chief Financial Officer of Northern Genesis Acquisition Corp. from June 2020 to December 2020. Mr. Manget also served as a consultant to AFV Partners LLC, an affiliate of the Company, from June 2020 to January 2023. From 2014 to 2019, Mr. Manget served as Global Head, Relationship Investing at the Ontario Teachers’ Pension Plan. Mr. Manget currently serves on the board of directors of Organigram Holdings Inc. (NASDAQ: OIG), where he is a member of the audit, compensation and investment committees, and previously served on the board of directors of Northern Genesis Acquisition Corp. from June 2020 to December 2020. Mr. Manget holds a Mechanical Engineering degree from the University of Toronto, an M.B.A. from Harvard Business School, and an ICD.D designation granted by the Institute of Corporate Directors at the University of Toronto.

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

Our named executive officers for the year ended December 31, 2022, consisting of our principal executive officer, and our two other most highly compensated executive officers as of December 31, 2022 who were serving as executive officers as of such date, were:

•	Tony Aquila — Executive Chair and Chief Executive Officer (“CEO”)

•	Josette Sheeran — President, Board Member

•	Ramesh Murthy — Senior Vice President, Interim Chief Financial Officer and Chief Accounting Officer (1)

(1) Mr. Murthy is our SVP, Chief Accounting Officer. He also served as Interim CFO from December 20, 2021 until January 26, 2023.

Mr. Aquila has been a substantial investor in Canoo since August 2020 through his sustainable investment fund, AFV Partners. Based on his extensive experience in growing companies and achieving significantly positive shareholder value outcomes, Mr. Aquila was appointed Executive Chair of the Board in November 2020. In April 2021, the Board determined that Canoo’s business and shareholder success would be best served by placing Tony Aquila in the full-time CEO role for the company.

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

Mr. Murthy joined Canoo as Chief Accounting Officer in March 2021, bringing more than 20 years of experience in finance and public accounting serving the automotive technology, software, telecom and advanced manufacturing industries. In July 2021 he was named Senior Vice President, Finance and Chief Accounting Officer. Mr. Murthy was appointed Interim Chief Financial Officer on December 20, 2021 and served in that role during fiscal year 2022, until January 26, 2023. He is currently our Senior Vice President, Finance and Chief Accounting Officer.

Executive Compensation Philosophy

Our Compensation Committee is responsible for reviewing, overseeing, and approving Canoo’s overall compensation strategy. Canoo continues to invest heavily in attracting, retaining and motivating an experienced and highly driven leadership team. Our current executive compensation philosophy is focused on a two-pronged approach:

•	Developing compensation practices that support long-term business success:

o	Attracting and motivating top tier talent that can deliver on highly aggressive performance goals;

o	Managing executive compensation-related cash outlays responsibly; and

o	Encouraging achievement of near-term milestones that set the stage for future shareholder success.

•	Incentivizing long-term positive business outcomes that deliver outstanding shareholder value:

o	Aligning long-term executive pay with shareholder outcomes through equity awards; and

o	Establishing aggressive performance objectives for the CEO.

In keeping with our compensation philosophy, Canoo makes targeted investments in key talent and aligns senior executives with shareholder growth objectives through equity awards tied to Canoo’s transformational mission. When Canoo achieves its mission, it will create a win-win opportunity for both shareholders and the Canoo leadership team.

Compensation Elements

Outlined below are descriptions of the compensation elements provided to our named executive officers.

Base Salary

Base salary is set at a level that is intended to reflect the executive’s duties, authorities, contributions, prior experience, and performance. In keeping with our objective to limit cash outlays, no increases were made to the base salaries of our named executive officers in 2022.

Bonus

Mr. Aquila is not eligible to receive an annual bonus award and we do not have a formal arrangement with our other named executive officers providing for annual cash bonus awards. No bonuses were paid to our name executive officers in 2022, which reflects our objectives of responsibly managing cash outlays and aligning pay with shareholder outcomes.

Stock Awards

The Compensation Committee is focused on aligning the majority of our named executive officers’ compensation directly with shareholder value through equity awards. These awards include performance-based restricted stock units (“PSUs”) that vest based on the achievement of operational performance milestones for Mr. Aquila and Mr. Murthy, PSUs that vest based on stock price hurdles for Mr. Aquila, and restricted stock units that vest over time (“RSUs”) for all of our named executive officers. We believe these awards advance our business strategy as follows:

•	PSUs with operational milestones are aligned with the nearer-term mission. Vesting contingent on operational milestones rewards the named executive officers only if the mission is completed within a set timeframe.

•	PSUs with stock price hurdles and RSUs reward creation of shareholder value. These awards are aligned with shareholders in that the value of PSUs and RSUs increase or decrease in value based on Canoo’s stock price.

•	PSUs and RSUs encourage favorable long-term shareholder outcomes. Standard RSU vesting terms are 25% vest one-year after vesting commencement date and then 6.25% quarterly thereafter. PSUs are also subject to time-based vesting conditions even after performance objectives have been achieved.

The equity awards granted to named executive officers in 2022 and in prior years reflect our objectives of supporting long-term business success and aligning pay with shareholder outcomes.

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

2022 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2022 and December 31, 2021.

Name	Year(1)	Salary ($)		Bonus ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Tony Aquila	2022	500,000	(3)	—	3,424,000	—	—		3,924,000
Executive Chair and CEO	2021	500,000	(3)	—	43,924,666	—	189,292	(4)	44,613,958
Josette Sheeran(5)	2022	490,000		—		—	—		490,000
President, Board Member	2021	226,008		—	10,240,044	—	234,904	(4)	10,700,956
Ramesh Murthy Senior Vice President, Interim Chief Financial Officer and Chief Accounting Officer	2022	350,000		—	1,749,998	—	—		2,099,998

(1) Mr. Murthy was not a named executive officer in 2021; accordingly, the Summary Compensation Table includes only fiscal year 2022 compensation with respect to Mr. Murthy.

(2) The amount disclosed represents the aggregate grant date fair value of stock awards, which include time and, with respect to Mr. Aquila, PSUs, computed in accordance with ASC Topic 718. This amount does not reflect the actual economic value that may be realized by the named executive officer, which will depend on factors including the continued service of the named executive officer and the future value of our stock. For the RSUs, the grant date fair value is based on the closing price of our common stock on the date of grant. For Mr. Aquila’s PSUs (other than 300,000 PSUs granted on May 14, 2021 that vest based on specified operational milestones and were valued based on the Company’s closing stock price as of the date of grant), the grant date fair value is based on a Monte Carlo simulation model as of the date of grant. The probable outcome for the PSUs awarded to Mr. Aquila in 2021 was estimated at the target payout level. The grant date fair value of the PSUs awarded to Mr. Aquila in 2021 assuming the maximum level of performance is achieved is $40,274,666. The grant date fair values do not take into account any estimated forfeitures related to service-vesting conditions. The assumptions used in calculating the grant date fair value of such RSUs and PSUs granted in 2022 are set forth in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2022.

(3) Mr. Aquila receives a base salary of $500,000, defined as part of his Executive Chair compensation package approved by the board of Legacy Canoo in November 2020 prior to the IPO (with no adjustment made upon his transition to the CEO role), and no other cash compensation.

(4) Amounts shown represent:

•	For Mr. Aquila, $189,292 for reimbursement of temporary housing expenses for Mr. Aquila while he was based in Los Angeles, California.

•	For Ms. Sheeran, (i) $150,000 paid as compensation for consulting services in connection with the site selection of our manufacturing operations prior to Ms. Sheeran's appointment as President (ii) $64,904 in fees earned for services as a non-executive director on our Board, and (iii) $20,000 paid pursuant to the Company's non-executive director compensation policy to cover tax and legal services incurred in connection with Ms. Sheeran's appointment to the Board.

(5) Ms. Sheeran was appointed as President of the Company on July 26, 2021. Prior to her appointment, Ms. Sheeran served as a director on our Board, and she continues to serve on the Board following her appointment.

Narrative Disclosure to Summary Compensation Table

For 2022, the compensation programs for our named executive officers consisted of base salary and incentive compensation delivered in the form of equity awards, which consisted of a combination of RSUs and PSUs.

Base Salary

Mr. Aquila receives a limited base salary of $500,000, defined as part of his Executive Chair compensation package approved by the board of Legacy Canoo in November 2020 prior to the IPO (with no adjustment made upon his transition to the CEO role). Ms. Sheeran receives a base salary of $490,000. Mr. Murthy receives a base salary of $350,000. We did not make any increases to the named executive officer base salaries in 2022.

Cash Bonus

We did not have a formal arrangement with our other named executive officers providing for annual cash bonus awards. However, we have at times provided cash bonuses to certain members of our executive team on an ad hoc basis as deemed appropriate, in the form of spot bonuses or for achievement of certain milestones. We did not pay any cash bonuses to our named executive officers in 2022.

Stock Awards

Tony Aquila

On August 12, 2022, the Board granted Mr. Aquila an award of 800,000 RSUs, comprised of (i) a bonus award of 400,000 RSUs for his role in procuring the Walmart EV Fleet Purchase Agreement , and (ii) 400,000 RSUs for compensation for fiscal year 2022. These awards vested on January 2, 2023. In addition, 150,000 of the PSUs granted to Mr. Aquila in May 2021 that are contingent on a start of production operational milestone vested on November 17, 2022.

For information regarding Mr. Aquila’s outstanding equity awards, most of which are eligible to vest contingent on achieving operational milestones or stock price goals, see “Outstanding Equity Awards at 2022 Year End” and “Agreements with our Named Executive Officers and Potential Payments upon Termination of Employment or Change in Control—Tony Aquila” below.

Josette Sheeran

Ms. Sheeran did not receive a stock award in 2022.

For information regarding Ms. Sheeran’s outstanding equity awards, see “Outstanding Equity Awards at 2022 Year End” and “Agreements with our Named Executive Officers and Potential Payments upon Termination of Employment or Change in Control—Josette Sheeran” below.

Ramesh Murthy

On April 14, 2022, Mr. Murthy was granted an award comprised of 175,351 PSUs and 175,350 RSUs. The PSUs vest based on the following operational milestones:

•	50% upon start of production

•	50% when the Company has produced its 5,000th vehicle after start of production

Half of the start of production PSUs (43,838 PSUs) vested on Nov 17, 2022 when the Company achieved start of production in Michigan. The RSUs vest 25% one-year after the vesting commencement date of January 1, 2022 and then 6.25% quarterly thereafter.

For information regarding Mr. Murthy’s outstanding equity awards, see “Outstanding Equity Awards at 2022 Year End” and “Agreements with our Named Executive Officers and Potential Payments upon Termination of Employment or Change in Control—Ramesh Murthy” below.

Agreements with our Named Executive Officers and Potential Payments upon Termination of Employment or Change in Control

We currently maintain agreements with Mr. Aquila, Ms. Sheeran, and Mr. Murthy, each as summarized below.

Tony Aquila

In November 2020, Legacy Canoo entered into an agreement with Mr. Aquila (the “Aquila Agreement”), as may be amended from time to time, pursuant to which he serves as the Executive Chair of the Board. The term of the Aquila Agreement commenced on December 21, 2020 and will end on December 31, 2023, or, earlier, upon his voluntary resignation from our Board upon at least thirty days’ notice, his failure to be re-elected to the Board by our stockholders at the third annual stockholder meeting following the consummation of the Business Combination, or a vote of no-confidence by a majority of the Board. Mr. Aquila is paid a $500,000 annual fee in equal quarterly installments and is entitled to any benefits and perquisites generally available to members of our Board. He is reimbursed for business expenses, including air travel expenses for either, at our option, first class airfare or the business use of his private jet (at a fixed rate per hour, as set forth in the Aquila Agreement), executive housing on a tax grossed-up basis and business expenses associated with the office of the Executive Chair.

In addition, Mr. Aquila was granted 809,908 PSUs (which were converted into PSUs covering 1,003,828 shares of Common Stock upon the closing of the Business Combination), which vest in 33.3% increments upon the achievement of per-share milestones of $18, $25 and $30, and 809,908 RSUs (which were converted into RSUs covering 1,003,828 shares of Common Stock upon the closing of the Business Combination), which vest in equal annual installments over a period of three years (as of fiscal year end 2022, 669,219 shares from this allotment of RSUs were vested). Upon the consummation of the Business Combination, Mr. Aquila received a target grant of 500,000 PSUs, which vest based on the Company’s achievement of specified operational and stock price milestones over a three-year performance period, subject to Mr. Aquila’s continued service with the Company through the applicable vesting dates (as of fiscal year end 2022, 150,000 shares from this allotment of PSUs were vested). Up to an additional 200,000 PSUs will vest based on maximum achievement of the stock price milestones, and an additional 1,303,828 PSUs will vest upon the achievement of a $20 per-share milestone. He also received a grant of 500,000 RSUs, which will vest in equal annual installments over a period of three years (as of fiscal year end 2022, 333,334 shares from this allotment of RSUs were vested). If awards are not assumed in connection with a sale event or corporate transaction (each as defined in the underlying equity plan), then vesting will be accelerated, with the PSUs vesting based on target performance. In the event that Mr. Aquila is terminated by us without Cause or he resigns for Good Reason (each as defined in the Aquila Agreement), or his service terminates due to his death or disability, the PSUs will remain outstanding and eligible to vest at the end of the applicable performance period based on actual performance achievement, and the unvested RSUs that would have vested had service continued through the end of the fiscal year in which the termination occurred will accelerate and vest as of the date of such termination. Upon any other termination of service, all unvested awards will be forfeited.

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

On August 12, 2022, Mr. Aquila received an award of 800,000 RSUs, comprised of (i) a bonus award of 400,000 RSUs for his role in procuring the Walmart EV Fleet Purchase Agreement, and (ii) 400,000 RSUs for compensation for fiscal year 2022. These awards vested on January 2, 2023.

Mr. Aquila does not receive additional cash compensation in connection with his role as CEO.

Josette Sheeran

In July 2021, Canoo Technologies entered into an agreement with Ms. Sheeran pursuant to which Ms. Sheeran serves as President of the Company (the “Sheeran Agreement”). The Sheeran Agreement has no specific term and provides that Ms. Sheeran’s employment is at-will. The Sheeran Agreement provides a base salary of $490,000, and she is eligible to participate in the benefits plans offered to similarly situated employees of the Company. Ms. Sheeran is also eligible to receive an annual bonus award of up to 100% of her annual salary, with the possibility of up to a two times multiplier, in either case upon successfully achieving performance goals outlined by the Company and remaining an employee in good standing through applicable milestone dates. In addition, pursuant to the Sheeran Agreement, the Company will covered 100% of Ms. Sheeran’s moving expenses and provided a relocation allowance of up to $150,000 in temporary housing and living expenses for six months. In the event Ms. Sheeran had terminated employment within twelve months of her moving date, she would have been required to reimburse the Company for the moving expenses and relocation allowance.

In the event that Ms. Sheeran is terminated by us without cause, the Sheeran Agreement provides that she will be eligible for twelve months of severance, continued healthcare benefits and continued vesting of any RSUs through the severance period.

The Sheeran Agreement provides Ms. Sheeran with a long term incentive award under the Company’s incentive plan, consisting of a grant of 1,468,429 RSUs. Twenty-five percent of the RSUs vested on August 15, 2022, and the remainder of the award will vest in equal increments each quarter thereafter on the fifteenth day of the month, subject to Ms. Sheeran’s continuous service through each such date. Any RSUs that remain unvested upon a termination of service will be forfeited.

Ms. Sheeran is subject to our standard confidential information and inventions assignment agreement, which includes a perpetual confidentiality covenant and a non-competition covenant that applies during the period of employment.

Ms. Sheeran will continue to serve as a member of the Company’s Board but will not receive any additional board compensation.

Ramesh Murthy

In February 2021, Canoo Technologies extended an offer of employment to Mr. Murthy as Chief Accounting Officer and, in July 2021, Mr. Murthy was promoted to SVP, Finance and Chief Accounting Officer of the Company (the “Murthy Agreements”). The Murthy Agreements have no specific term and provide that Mr. Murthy’s employment is at-will. The Murthy Agreements provide a base salary of $350,000, and he is eligible to participate in the benefits plans offered to similarly situated employees of the Company. Mr. Murthy is also eligible to receive an annual bonus award of up to 40% of his annual salary upon successfully achieving performance goals outlined by the Company and remaining an employee in good standing through applicable milestone dates. In the event that Mr. Murthy is terminated by us without cause or by Mr. Murthy for good reason, the Murthy Agreements provide that he will be eligible for severance equal to five months of his annual base salary.

The February offer letter provides Mr. Murthy with a long term incentive award under the Company’s incentive plan, consisting of a grant of 32,887 RSUs. The July promotion letter provides Mr. Murthy with an additional award, consisting of 63,143 RSUs. Twenty-five percent of the February RSUs vested on February 15, 2022 and twenty-five percent of the July RSUs vested on July 16, 2022, and the remainder of the RSUs will vest in equal increments each quarter thereafter on the fifteenth day of the month, subject to Mr. Murthy’s continuous service through each such date. Any RSUs that remain unvested upon a termination of service will be forfeited.

In addition, as described above, in April 2022, Mr. Murthy was granted an award consisting of 175,351 PSUs and 175,350 RSUs. 43,838 PSUs vested on Nov 17, 2022, and the remainder of the PSUs will vest upon the completion of additional operational milestones. Twenty-five percent of the RSUs vested in January 2023 and the remainder of the RSUs will vest in equal increments each quarter thereafter, subject to Mr. Murthy’s continuous service through each such date. Any RSUs or PSUs that remain unvested upon a termination of service will be forfeited.

If Mr. Murthy remains in continuous service as of the effective time of a change in control, any shares that remain outstanding and that are not assumed or substituted by the surviving corporation or acquiring corporation will become fully vested immediately prior to such change in control.

Mr. Murthy is subject to our standard confidential information and inventions assignment agreement, which includes a perpetual confidentiality covenant and a non-competition covenant that applies during the period of employment.

Outstanding Equity Awards at 2022 Year End

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2022.

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested ($)		Market Value of Shares or Units of Stock that Have Not Vested ($)
Tony Aquila	—		—	1,003,828	(1)	1,234,708
	334,609	(2)	411,569	—		—
	166,666	(3)	204,999	—		—
	—		—	2,000,000	(4)	2,460,000
	—		—	1,853,828	(5)	2,280,208
	—		—	6,000,000	(6)	7,380,000
	800,000	(7)	984,000	—		—
Josette Sheeran	1,009,546	(8)	1,241,742	—		—
Ramesh Murthy	18,500	(9)	22,755	—		—
	6,619	(9)	8,141	—		—
	43,412	(9)	53,397	—		—
	131,513	(9)	161,761	—		—
	—		—	131,513	(10)	161,171

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

(5) 400,000 of the PSUs subject to the award will vest based on achievement of stock price milestones over a performance period beginning May 14, 2021 and ending on May 14, 2024, subject to continued service through the applicable vesting dates. 150,000 of the PSUs subject to the award will vest based on achievement of operational milestones over a performance period beginning May 14, 2021 and ending on May 14, 2024, subject to continued service through the applicable vesting dates. 1,303,828 of the PSUs subject to the award will vest upon the achievement of a $20 per-share price prior to May 14, 2024. The number reflected above represents the maximum number of PSUs that could pay out pursuant to the award based on achieving the applicable performance goals.

(6) The PSUs subject to the award will vest upon achievement of specified stock price milestones over a five-year performance period ending November 4, 2026, subject to continued service through the applicable vesting date.

(7) 100% of the RSUs subject to the award will vest on January 2, 2023.

(8) Twenty-five percent of the RSUs will vest on August 15, 2022, and the remainder of the award will vest in equal increments each quarter thereafter on the fifteenth day of the month, subject to continued service through each such date.

(9) Twenty-five percent of each of the RSUs will vest on the one-year anniversary of the grant date and the remainder of each of the RSUs will vest in equal increments each quarter thereafter on the fifteenth day of the month, subject to continued service through each such date.

(10) The PSUs subject to the award will vest upon achievement of specified performance milestones, subject to continued service through the applicable vesting date.

2022 Director Compensation

The following table contains information concerning the compensation of our non-employee directors in fiscal year 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Foster Chiang	85,000	200,000	___----	285,000
Thomas Dattilo	195,000	200,000	----	395,000
Greg Ethridge	85,000	200,000	----	285,000
Claudia Romo Edelman	85,000	200,000	----	285,000
Arthur Kingsbury	115,000	200,000	----	315,000
Rainer Schmueckle	115,000	200,000	----	315,000
Debra von Storch	130,000	200,000	----	330,000

(1) In July 2022, pursuant to our non-employee director compensation policy, each non-employee director received grants in connection with Board service of 55,096 RSUs, with an aggregate value per director of $200,000 based on the closing price for our Common Stock, as reported on Nasdaq on the applicable grant date.

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

In March 2021, and subsequently amended in November 2021 to, among other things, add an annual cash retainer for services in the role of lead independent direct, our Board approved the following cash and equity compensation for each of our current non-employee directors:

•	an annual cash retainer equal to $85,000, paid in four equal quarterly installments at the end of each quarter;

•	an annual cash retainer for committee member service equal to $15,000 and an additional $15,000 paid to the chairperson of each committee, each paid in four equal quarterly installments at the end of each quarter;

•	an annual cash retainer for service as the lead independent director of the Board equal to $50,000, paid in four equal quarterly installments at the end of each quarter;

•	an initial equity award with a value of $275,000 in the aggregate, comprised of 100% RSUs, vesting in full on the first anniversary of a specified vesting commencement date, which shall be the fifteenth day of the calendar month that occurs prior to the beginning of the non-employee director’s service on the Board (or if such date is not a business day, the first business day thereafter), subject to the non-employee director’s continued service with us through such vesting date, except if the non-employee director remains in continued service as of, or immediately prior to, a change in control, the shares subject to his or her then-outstanding equity awards that were granted pursuant to this policy will become fully vested immediately prior to such change in control; and

•	an annual equity award with a value of $200,000 in the aggregate, payable following each annual meeting of the stockholders, comprised of 100% RSUs, vesting in full on the earlier of (i) the fifteenth day of the calendar month that occurs prior the first anniversary of the applicable grant date (or if such date is not a business day, the first business day thereafter) and (ii) the fifteenth day of the calendar month that occurs prior to the first annual meeting of the Company's stockholders that occurs after the applicable grant date (or if such date is not a business day, the first business day thereafter), subject to the non-employee director’s continued service with us through the applicable vesting date, except if the non-employee director remains in continued service as of, or immediately prior to, a change in control, the shares subject to his or her then-outstanding equity awards that were granted pursuant to this policy will become fully vested immediately prior to such change in control.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Common Stock as of April 14, 2023 for:

•	each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock;

•	each current named executive officer and director of the Company; and

•	all current executive officers and directors of the Company, as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The percentages of beneficial ownership are based on 476,588,034 shares of common stock outstanding as of April 14, 2023.

Common stock subject to options or restricted stock units (“RSUs”) that are currently exercisable or will vest within 60 days of April 14, 2023 are deemed to be outstanding and beneficially owned by the person holding the options or RSUs. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each shareholder identified in the table possesses sole voting and investment power over all common stock shown as beneficially owned by the shareholder.

Name and Address of Beneficial Owner((1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock %
Directors and Named Executive Officers:
Tony Aquila(2)	62,479,217	13.1%
Foster Chiang	38,163	*
Thomas Dattilo	128,163	*
Greg Ethridge	392,323	*
Arthur Kingsbury	38,163	*
Claudia Romo Edelman	38,163	*
Rainer Schmueckle	38,163	*
Josette Sheeran	535,519	*
Debra von Storch	38,163	*
All Directors and Executive Officers of the Company as a Group (11 Individuals)	63,959,649	13.4%
Five Percent Holders:
Entities affiliated with Champ Key Limited(3)	26,882,981	5.6%
Remarkable Views Consultants Ltd.(4)	30,216,491	6.3%
Entities affiliated with AFV Management Advisors LLC(5)	55,737,160	11.7%

* Less than one percent.

(1) Unless otherwise noted, the business address of those listed in the table above is 19951 Mariner Avenue, Torrance, California 90503.

(2) Consists of (i) 5,775,390 shares of Common Stock held by Tony Aquila and 966,667 shares of Common Stock that will vest within 60 days, (ii) 12,509,387 shares of Common Stock held by AFV Partners SPV-4 LLC, a Delaware limited liability company (“AFV-4”), (iii) 35,273,268 shares of Common Stock held by AFV Partners SPV-7 LLC, a Delaware limited liability company (“AFV-7”) and (iv) 3,450,000 shares of Common Stock held by AFV Partners SPV-7/A LLC, a Delaware limited liability company (“AFV-7/A”), and (v) 4,504,505 shares of Common Stock held by AFV-10. AFV Management Advisors LLC, a Delaware limited liability company (“AFV”) is the sole manager and controlling member of AFV-4, AFV-7, AFV-7/A and AFV-10. Mr. Aquila is the managing member of AFV, which exercises ultimate voting and investment power with respect to the shares held by AFV-4, AFV-7, AFV-7/A and AFV-10. Mr. Aquila may be deemed to hold voting and dispositive power with respect to the securities held indirectly by AFV, and held of record by AFV-4, AFV-7, AFV-7/A and AFV-10.

(3) Consists of (i) 9,693,771 shares of Common Stock held by DD Global Holdings Limited, an exempted company incorporated under the laws of the Cayman Islands (“DD Global”) and (ii) 17,189,210 shares of Common Stock held by Champ Key Limited, a company incorporated under the laws of the British Virgin Islands (“Champ Key”), per the Schedule 13D/A filed on July 22, 2022. DD Global is wholly owned by Champ Key. Champ Key is wholly owned by DE Capital Limited (“DE Capital”). DE Capital is wholly owned by Pak Tam Li, a citizen of Hong Kong. Mr. Li may be deemed to have sole voting and dispositive control over the shares held indirectly by DE Capital and held of record by DD Global and Champ Key. The business address of DD Global is PO Box 31119 Grand Pavilion, Hibiscus Way, 802 West Bay Road, Grand Cayman, E9, KY1-1205 Cayman Islands. The business address of each of Champ Key and Mr. Li is Vistra Corporate Services Centre, PO Box 957, Road Town, Tortola, D8, VG1110, British Virgin Islands. The business address of DE Capital is Fourth Floor, One Capital Place, PO Box 847, Grand Cayman, E9, KY1-1103, Cayman Islands.

(4) The shares reported herein are directly owned by Remarkable Views Consultants Ltd. (“Remarkable Views”). The board of directors of Remarkable Views, of which Victor Chu is the sole director, has the power to dispose of and the power to vote the shares of Common Stock beneficially owned by Remarkable Views. The business address of the reporting person is 4F, No.13-19, Sec. 6, Minquan E. Road, Neihu Dist., 114 Taipei, Taiwan

(5) Consists of (i) 12,359,387 shares of Common Stock held by AFV-4, (ii) 35,273,268 shares of Common Stock held by AFV-7 and (iii) 3,600,000 shares of Common Stock held by AFV Partners LLC. AFV is the sole manager and controlling member of AFV-4 and AFV-7. Mr. Aquila is the managing member of AFV, which exercises ultimate voting and investment power with respect to the shares held by (i) AFV-4 and (ii) AFV-7 and is the sole member and manager of AFV Partners. Mr. Aquila may be deemed to hold voting and dispositive power with respect to the securities held indirectly by AFV and held of record by (i) AFV-4 and (ii) AFV-7, and those held directly by AFV Partners. The business address of AFV-4, AFV-7, AFV and AFV Partners is 2126 Hamilton Road Suite 260, Argyle, Texas 76226.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(2)	31,642,836	(3)	$0.015	24,337,344	(4)(5)
Equity compensation plans not approved by security holders	—		—	—
Total	31,642,836		$0.015	24,337,344

(1) The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the 31,569,132 shares issuable upon vesting of outstanding restricted stock unit awards without any cash consideration payable for those shares.

(2) Consists of the 2020 Equity Plan and the Canoo Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”).

(3) Consists of 29,157,907 shares of Common Stock underlying outstanding restricted stock unit awards granted under the 2020 Equity Plan and 2,484,929 shares of Common Stock underlying outstanding stock options and restricted stock unit awards previously granted under the Legacy Canoo 2018 Share Option and Grant Plan, as assumed by the Company on December 21, 2020 in connection with the Business Combination (the “2018 Equity Plan”). No additional awards may be granted under the 2018 Equity Plan.

(4) Consists of 17,043,032 shares of Common Stock remaining available for issuance under the 2020 Equity Plan and 7,294,312 shares of Common Stock remaining available for issuance under the 2020 ESPP.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions with Related Parties

The following is a summary of transactions for fiscal year 2021 and 2022 which we have been a party, in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of the average of our total assets at December 31, 2021 and 2022, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation and other arrangements that are described in Item 11 “Executive Compensation and Director Compensation.” We also describe below certain other transactions with our directors, former directors, executive officers and stockholders.

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

Related Party Leases

In February 2018, Canoo Technologies entered into a lease for an office facility in Torrance, California, with Remarkable Views, which lease was assigned to Remarkable Views Torrance, LLC, a wholly-owned subsidiary of Remarkable Views, on April 30, 2018. The lease term is 15 years, commencing on April 30, 2018. The lease had an initial monthly base rent of $116,080 and contains a 3% per annum escalation clause, which updates every twelve months. Canoo Technologies is also required to pay the property taxes on the facility. The lease contains the option to extend the term of the lease for two additional 60-month periods commencing when the prior term expires. In June 2021, the Torrance lease property was sold to a non-related party lessor. The change in lessor did not impact the terms and conditions of the Torrance lease. Lease expense related to this operating lease was $0.9 million for the year~~s~~ ended December 31, 2021. During 2021, we made rent payments in the amount of $0.7 million.

In March 2021, Canoo Technologies entered into a lease for an office facility in Justin, Texas with 15520 HWY 114 LLC, an entity owned by Tony Aquila, our Executive Chair. The lease term is five years, commencing on January 1, 2021. The lease has a monthly base rent of $21,875 and contains a 3% per annum escalation clause which updates on January 1st of each year. Canoo Technologies is also required to pay a portion of the property taxes and certain recurring expenses on the leased space. Effective July 30, 2021, the Company amended its Justin lease to extend the leased square footage which increased the monthly base rent to $34,168 for the duration of the arrangement term. The lease contains the option to extend the term of the lease for one additional five-year period. Lease expense related to this operating lease was $0.5 million and $1.3 million for the years ended December 31, 2022 and December 31, 2021. During 2022 and 2021, we made payments to 15520 HWY 114 LLC in the amount of $0.4 million and $1.5 million, respectively.

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

On April 7, 2023, the Company executed a ten year lease agreement with a five year renewal option for the leaseback of approximately 500,000 square feet of the vehicle manufacturing facility in Oklahoma City, Oklahoma (the “OKC Facility”) from I-40 OKC Partners LLC, a special purpose vehicle managed by entities affiliated with Mr. Tony Aquila, the Company’s Executive Chairman and Chief Executive Officer (“I-40 Partners”). The Company previously entered into that certain Purchase and Sale Agreement on November 9, 2022 (the “PSA”) to acquire the OKC Facility for $34.2 million from Terex USA, LLC (“Terex”) and, in connection with the lease, the Company entered into an Assignment of Real Estate Purchase Agreement (“AREPA”) with I-40 Partners relating to the sale of the OKC Facility. The lease includes a $6.7 million tenant improvement fund and a separate $1.6 million remediation fund for facility repairs. As required under the terms of the PSA, I-40 Partners leased the remaining approximately 150,000 square feet of the OKC Facility to Terex who will continue operating in a designated area within the OKC Facility (the “Terex Lease”). Upon termination or expiration of the Terex Lease, the Company shall lease the designated area within the OKC Facility allocated to the Terex Lease at the then-current rate provided under the Terex Lease. The Company also maintains an option to purchase the OKC Facility from I-40 Partners commencing in Year 3 of the lease and ending prior to Year 4. Lease rates on the lease will increase over its term, commencing at $7.11 per square foot in Year 1 of the lease and ending in Year 10 at $10.94.

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

Other Transactions

Mr. Aquila, through an entity owned and controlled by him (Aquila Family Ventures, LLC (“AFV”)), owns a personal aircraft that was acquired without our resources, which aircraft he uses for business travel. We reimburse Mr. Aquila for certain costs and third-party payments associated with the use of his personal aircraft for Company-related business travel, excluding certain incidental fees and expenses. We incurred approximately $1.3 million and $1.8 million for such reimbursements for the years ended December 31, 2022 and 2021, respectively. In addition, during 2021 certain AFV staff provides the Company with shared services support in its Justin, Texas corporate office facility. For the year ended December 31, 2022 and 2021, the Company paid AFV approximately $1.1 million and $0.5 million for these services.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services

The following table summarizes the aggregate fees for professional audit services and other services rendered by Deloitte & Touche LLP for the years ended December 31, 2022 and 2021.

	2022(4)	2021(5)
Audit Fees(1)	$1,806,630	$1,188,105
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees	3,790	1,895
Total	$1,810,420	$1,190,000

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

(4) Represent fees billed by Deloitte for professional services rendered for the review of the financial information included in our Forms 10-Q for the respective periods, the audit of our consolidated financial statements for the year ended December 31, 2022 and other required filings with the SEC through December 31, 2022.

(5) Represent fees billed by Deloitte for professional services rendered for the review of the financial information included in our Forms 10-Q for the respective periods, the audit of our consolidated financial statements for the year ended December 31, 2021 and other required filings with the SEC through December 31, 2021.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1.            Financial Statements: (see Index to Consolidated Financial Statements in Part II, Item 8 of the Original Form 10-K).

2.            Financial Statement Schedules: All financial statement schedules have been omitted since the required information was not applicable or was not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or the accompanying notes.

3.            The exhibits listed in the following index to Exhibits are filed or incorporated by reference as part of this Amendment.

Exhibit No.	Description
2.1+	Merger Agreement and Plan of Reorganization, dated as of August 17, 2020, by and among Hennessy Capital Acquisition Corp. IV, HCAC IV First Merger Sub, Ltd., HCAC IV Second Merger Sub, LLC and Canoo Holdings Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2020).
3.1	Second Amended and Restated Certificate of Incorporation of the Company, dated December 21, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).
3.2	Certificate of Amendment, dated January 25, 2023, to the Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2023).
3.3	Amended and Restated Bylaws of the Company, dated December 21, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).
4.1	Warrant Issuance Agreement, dated July 11, 2022, by and between the Company and Walmart Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2022).
4.2	Warrant, dated July 11, 2022, issued by the Company to Walmart, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 13, 2022).
4.3	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2023).
4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2023).
4.5	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).
4.6	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).
4.7	Warrant Agreement, dated February 28, 2019, by and between Hennessy Capital Acquisition Corp. IV and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 filed on Hennessy Capital Acquisition Corp. IV’s Current Report on Form 8-K filed with the SEC on March 6, 2019).
4.8	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022).
10.1	Electric Vehicle Fleet Purchase Agreement, dated July 11, 2022, by and between the Company and Walmart Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2022).
10.2	Pre-Paid Advance Agreement, dated July 20, 2022, by and between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2022).
10.3	Side Letter to Pre-Paid Advance Agreement, dated October 5, 2022, by and between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2022).
10.4	Standby Equity Purchase Agreement, dated May 10, 2022, by and between Canoo Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2022).
10.5	Side Letter to Standby Equity Purchase Agreement, dated July 20, 2022, by and between the Company and YA PN, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2022).
10.6	Equity Distribution Agreement, dated August 8, 2022, by and among the Company and Evercore Group L.L.C. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2022).
10.7	Side Letter to Equity Distribution Agreement, dated August 8, 2022, by and among the Company and Evercore Group L.L.C. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2022).
10.8	Side Letter to Equity Distribution Agreement, dated October 5, 2022, by and among the Company and Evercore Group L.L.C. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2022).

10.9	Supplemental Agreement, dated November 9, 2022, by and between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2022).
10.10	Supplemental Agreement, dated December 31, 2022, by and between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023).
10.11	Warrant to Purchase Common Stock of Canoo Inc., dated December 31, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023).
10.12	Placement Agency Agreement, dated February 5, 2023, by and between the Company and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2023).
10.13	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2023).
10.14	Form of Voting Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023).
10.15	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2022).
10.16	Form of Common Stock Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2022).
10.17	Form of Subscription Agreement, dated as of August 17, 2020, by and between Hennessy Capital Acquisition Corp. IV and the undersigned subscriber party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 filed with the SEC on September 18, 2020).
10.18	Amended and Restated Registration Rights Agreement, dated December 21, 2020, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).
10.19#	Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).
10.20#	Canoo Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 25, 2020).
10.21#	Canoo Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 25, 2020).
10.22#	Canoo Inc. 2018 Stock Option and Grant Plan and forms of Stock Option Grant Notices, Exercise Notice, Stock Option Agreement, Nonstatutory Stock Option Agreement and Restricted Stock Agreement (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed with the SEC on February 24, 2021)
10.23#	Forms of Stock Option Grant Notice and Stock Option Agreement under the Canoo Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 24, 2021).
10.24#	Forms of RSU Award Grant Notice and RSU Award Agreement under the Canoo Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 24, 2021).
10.25#	Form of RSU Award Grant Notice and RSU Award Agreement (Alternate) under the Canoo Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021).
10.26#	Chief Executive Officer RSU Award Agreement between the Company and Anthony Aquila, dated April 21, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021).
10.27#	Executive Chairman RSU Award Agreement (Public Company RSUs), dated as of May 14, 2021, between the Company and Anthony Aquila (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021).
10.28#	Executive Chairman PSU Award Agreement (Public Company PSUs), dated as of May 14, 2021, between the Company and Anthony Aquila (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021).

10.29#	Offer Letter, dated January 26, 2023, by and between the Company and Ken Manget (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2023).
10.30#	Letter agreement between Canoo Holdings Ltd. and Anthony Aquila, dated November 25, 2020 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 25, 2020).
10.31#	Letter agreement between Canoo Technologies Inc. (f/k/a Canoo Inc.) and Josette Sheeran, dated July 22, 2021(incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022).
10.32#	Letter agreement between Canoo Technologies Inc. (f/k/a Canoo Inc.) and Renato Giger, dated March 28, 2021 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021).
10.33#	Amendment to Offer Letter, dated November 13, 2021, by and between Canoo Technologies Inc. and Renato Giger (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021).
10.34#	Separation Agreement and Release, dated April 2, 2021, between Canoo Technologies Inc. and Paul Balciunas (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021).
10.35#	Service Agreement between Canoo Technologies Inc. and Paul Balciunas, dated April 2, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021).
10.36#	Separation Agreement and Release, dated May 3, 2021, between Andrew Wolstan and Canoo Technologies Inc. (f.k.a. Canoo Inc.) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021).
10.37#	Service Agreement, dated May 1, 2021, between Andrew Wolstan and Canoo Technologies Inc. (f.k.a. Canoo Inc.) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021).
10.38	Standard Industrial/Commercial Single-Tenant Lease by and between Canoo Technologies Inc. (f/k/a Canoo Inc.) and Remarkable Views Consultants Ltd., dated February 28, 2018, as amended and supplemented (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 25, 2020).
10.39†

Sales Agreement, effective October 15, 2021, between Panasonic Industrial Devices Sales Company of America, SANYO Electric Co., Ltd and Canoo Technologies Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022).

10.40†	Amendment to Sales Agreement, effective March 1, 2023, by and among Panasonic Industrial Devices Sales Company of America, Division of Panasonic Corporation of North America, SANYO Electric Co., Ltd., and Canoo Technologies Inc.
10.41	Lease Agreement between I-40 OKC Partners LLC and Canoo Inc., dated April 7, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 10, 2023)
16.1	Letter from WithumSmith+Brown, PC to the SEC, dated January 13, 2021 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021).
21.1	List of Subsidiaries
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm of Canoo Inc.
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.3*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.4*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Amendment are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Amendment, irrespective of any general incorporation language contained in such filing.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 19, 2023.

CANOO INC.

By:	/s/ Tony Aquila
Tony Aquila
Chief Executive Officer and Executive Chair of the Board
(Principal Executive Officer)