Form 10-Q
period 2023-03-31
Canoo Inc.
filed 2023-05-15
CIK 1750153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2023, there were 503,661,544 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

•Other factors disclosed in this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission (the “SEC”).
These statements are subject to known and unknown risks, uncertainties, and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements, including those described under the section "Summary of Risk Factors" and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023. Given such risks and uncertainties, you should not place undue reliance on forward-looking statements.

Should one or more of these risks or uncertainties described in this Quarterly Report on Form 10-Q materialize, or should underlying assumptions prove incorrect, actual results and plans could differ materially from those expressed in any forward-looking statements. Additional information concerning these and other factors that may impact the forward-looking statements discussed herein can be found in the sections entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described in this Quarterly Report on Form 10-Q may not be exhaustive and the above summary is qualified in its entirety by those more complete discussions of such risks and uncertainties.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CANOO INC. Condensed Consolidated Balance Sheets (in thousands, except par values) (unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$6,715	$36,589
Restricted cash, current	3,725	3,426
Inventory	5,105	2,954
Prepaids and other current assets	11,452	9,350
Total current assets	26,997	52,319
Property and equipment, net	328,907	311,400
Restricted cash, non-current	10,600	10,600
Operating lease right-of-use assets	38,782	39,331
Deferred warrant asset	50,175	50,175
Deferred battery supplier cost	30,000	30,000
Other non-current assets	2,655	2,647
Total assets	$488,116	$496,472

Liabilities and stockholders' equity
Liabilities
Current liabilities
Accounts payable	$88,835	$103,187
Accrued expenses and other current liabilities	85,945	63,091
Convertible debt, current	—	34,829
Warrant liability, current	—	17,171
Total current liabilities	174,780	218,278
Contingent earnout shares liability	508	3,013
Operating lease liabilities	38,076	38,608
Warrant liability, non-current	23,000	—
Total liabilities	236,364	259,899

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,000,000 and 500,000 authorized as of March 31, 2023 and December 31, 2022, respectively; 475,598 and 355,388 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	47	35
Additional paid-in capital	1,522,260	1,416,361
Accumulated deficit	(1,270,555)	(1,179,823)
Total stockholders’ equity	251,752	236,573
Total liabilities and stockholders’ equity	$488,116	$496,472
The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC. Condensed Consolidated Statements of Operations (in thousands, except per share values) Three Months Ended March 31, 2023 and 2022 (unaudited)

	Three months ended March 31,
	2023	2022

Revenue	$—	$—

Costs and Operating Expenses
Cost of revenue, excluding depreciation	—	—
Research and development expenses, excluding depreciation	47,104	82,487
Selling, general and administrative expenses, excluding depreciation	29,849	55,621
Depreciation	4,575	2,678
Total costs and operating expenses	81,528	140,786
Loss from operations	(81,528)	(140,786)

Other (expense) income
Interest (expense)	(296)	(29)
Gain on fair value change in contingent earnout shares liability	2,505	15,465
Gain on fair value change in warrant liability	17,342	—
Loss on extinguishment of debt	(26,739)	—
Other (expense), net	(2,016)	(17)
Loss before income taxes	(90,732)	(125,367)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(90,732)	$(125,367)

Per Share Data:
Net loss per share, basic and diluted	$(0.22)	$(0.54)

Weighted-average shares outstanding, basic and diluted	418,064	233,661
The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statement of Stockholders’ Equity (in thousands) Three Months Ended March 31, 2023 (unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2022	355,388	$35	$1,416,361	$(1,179,823)	$236,573
Repurchase of unvested shares – forfeitures	(22)	—	—	—	—
Issuance of shares for restricted stock units vested	2,768	—	—	—	—
Issuance of shares upon exercise of vested stock options	2	—	—	—	—
Issuance of shares under employee stock purchase plan	701	—	389	—	389
Vesting of early exercised stock options and restricted stock awards	—	—	26	—	26
Issuance of shares under the PPA	66,761	7	64,382	—	64,389
Reclassification of warrant liability to additional paid-in capital	—	—	19,510	—	19,510
Issuance of shares under SPA, net of offering costs	50,000	5	10,156	—	10,161
Issuance of warrants to placement agent under SPA	—	—	1,600	—	1,600
Stock-based compensation	—	—	9,836	—	9,836
Net loss and comprehensive loss	—	—	—	(90,732)	(90,732)
Balance as of March 31, 2023	475,598	$47	$1,522,260	$(1,270,555)	$251,752
The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statement of Stockholders’ Equity (in thousands) Three Months Ended March 31, 2022 (unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2021	238,578	$24	$1,036,104	$(692,129)	$343,999
Repurchase of unvested shares – forfeitures	(296)	—	(3)	—	(3)
Issuance of shares for restricted stock units vested	584	—	—	—	—
Issuance of shares upon exercise of vested stock options	20	—	—	—	—
Purchase of shares and warrants by VDL Nedcar	972	—	8,400	—	8,400
Stock-based compensation	—	—	20,680	—	20,680
Net loss and comprehensive loss	—	—	—	(125,367)	(125,367)
Balance as of March 31, 2022	239,858	$24	$1,065,181	$(817,496)	$247,709
The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statements of Cash Flows (in thousands) Three Months Ended March 31, 2023 and 2022 (unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(90,732)	$(125,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,575	2,678
Non-cash operating lease expense	821	439
Stock-based compensation expense	9,836	20,680
Gain on fair value change of contingent earnout shares liability	(2,505)	(15,465)
Gain on fair value change in warrants liability	(17,342)	—
Loss on extinguishment of debt	26,739	—
Non-cash interest expense	503	—
Non-cash offering cost associated with the warrant liability	800	—
Changes in assets and liabilities:
Inventory	(2,151)	—
Prepaid expenses and other current assets	(2,102)	(998)
Other assets	(8)	(1,176)
Accounts payable, accrued expenses and other current liabilities	4,350	(1,128)
Net cash used in operating activities	(67,216)	(120,337)

Cash flows from investing activities:
Purchases of property and equipment	(18,435)	(28,442)
Return of prepayment from VDL Nedcar	—	30,440
Net cash (used in) provided by investing activities	(18,435)	1,998

Cash flows from financing activities:
Withholding for employee stock purchase plan	—	1,174
Repurchase of unvested shares	—	(3)
Payment of offering costs	(275)	(100)
Proceeds from the purchase of shares and warrants by VDL Nedcar	—	8,400
Proceeds from employee stock purchase plan	389	—
Proceeds from issuance of shares under SPA	50,961	—
Proceeds from PPA	5,001	—
Net cash provided by financing activities	56,076	9,471
Net decrease in cash, cash equivalents, and restricted cash	(29,575)	(108,868)

	Three months ended March 31,
	2023	2022

Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	50,615	227,492
Cash, cash equivalents, and restricted cash, end of period	$21,040	$118,624

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$6,715	$104,926
Restricted cash, current at end of period	3,725	3,448
Restricted cash, non-current at end of period	10,600	10,250
Total cash, cash equivalents, and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$21,040	$118,624

Supplemental non-cash investing and financing activities
Acquisition of property and equipment included in current liabilities	$79,527	$48,149
Acquisition of property and equipment included in current liabilities during the period	$21,956	$15,504
Offering costs included in current liabilities	$903	$982
Recognition of operating lease right-of-use asset	$272	$13,058
Reclassification of warrant liability to additional paid in capital	$19,510	$—
Issuance of shares for extinguishment of convertible debt under PPA agreement	$64,389	$—
Recognition of warrant liability	$40,000	$—
    The accompanying notes are an integral part of t

hese condensed consolidated financial statements.

CANOO INC.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, unless otherwise stated) (unaudited)
1. Organization and Description of the Business
Canoo Inc. (“Canoo” or the “Company”) is a high-tech advanced mobility technology company with a mission to bring electric vehicles ("EVs") to everyone. We have developed a breakthrough EV platform that we believe will enable us to rapidly innovate and bring new products addressing multiple use cases to market faster than our competition and at a lower cost.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company's unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC and accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023 (“Annual Report on Form 10-K”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the Company has made all adjustments necessary to present fairly its condensed consolidated financial statements for the periods presented. Such adjustments are of a normal, recurring nature. The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.
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
Liquidity and Capital Resources

As of March 31, 2023, the Company’s principal sources of liquidity are its unrestricted cash balance of $6.7 million and its access to capital under the ATM Offering (as defined in Note 13) and Yorkville facilities (as defined in Note 9). The Company has incurred losses since inception and had negative cash flow from operating activities of $67.2 million for the three months ended March 31, 2023. The Company expects to continue to incur net losses and negative cash flows from operating activities in accordance with its operating plan and expects that both capital and operating expenditures will increase significantly in connection with its ongoing activities. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
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
Macroeconomic Conditions
Current adverse macroeconomic conditions, including but not limited to heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, challenges in the supply chain could negatively affect our business.

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
Warrants

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("ASC 480"), then in accordance with ASC 815-40 ("ASC 815"), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. Refer to Note 15 for information regarding the warrants issued.

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
Recently Issued Accounting Pronouncements Adopted
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations ("ASU 2022-04"), which adds certain disclosure requirements for a buyer in a supplier finance program. The amendments require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments are expected to improve financial reporting by requiring new disclosures about the programs, thereby allowing financial statement users to better consider the effect of the programs on an entity’s working capital, liquidity, and cash flows. The amendments are effective for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose roll forward information, which is effective prospectively for fiscal years beginning after December 15, 2023. The adoption of ASU 2022-04 did not have a material impact on our unaudited condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements ("ASU 2023-01"), which amends certain provisions of ASC 842 that apply to arrangements between related parties under common control. Specifically, it amends the accounting for leasehold improvements. The amendments requires a lessee in a common-control lease arrangement to amortize leasehold improvements that it owns over the improvements’ useful life to the common control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted in any annual or interim period as of the beginning of the related fiscal year. The Company is currently assessing the provisions of this new pronouncement and evaluating any material impact that this guidance may have on our condensed consolidated financial statements.
4. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as required by ASC 820, by level, within the fair value hierarchy as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Liability
Contingent earnout shares liability	$508	$—	$—	$508
Warrant liability, non-current	$23,000	$—	$23,000	$—

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Liability
Contingent earnout shares liability	$3,013	$—	$—	$3,013
Warrant liability, current	$17,171	$—	$17,171	$—
The Company’s Contingent Earnout liability is considered “Level 3” fair value measurement. Refer to Note 2 for discussion of the Company’s methods for valuation.
The Company has a contingent obligation to issue shares of Common Stock to certain stockholders and employees upon the achievement of certain market share price milestones within specified periods. Issuances are made in three tranches of 5.0 million shares, for a total of 15.0 million shares, each upon reaching share price targets within specified time frames from December 21, 2020 ("Earnout Date"). The first tranche was not issued given the share price did not reach $18 as of December 21, 2022. The second tranche will be issued if the share price reaches $25 within four years of the closing of the Earnout Date. The third tranche will be issued if the share price reaches $30 within five years of the Earnout Date. The tranches may also be issued upon a change of control transaction that occurs within the respective timeframes and results in per share consideration exceeding the respective share price target. As of March 31, 2023, the Company has a remaining contingent obligation to issue 10.0 million shares of Common Stock.
Following is a summary of the change in fair value of the Earnout Shares liability for the three months ended March 31, 2023 and March 31, 2022 (in thousands).

	Three Months Ended March 31,
Earnout Shares Liability	2023	2022
Beginning fair value	$3,013	$29,057
Change in fair value during the period	$(2,505)	$(15,465)
Ending fair value	$508	$13,592

5. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Short term deposits	$2,112	$3,755
Prepaid expense	9,170	5,133
Other current assets	170	462
Prepaids and other current assets	$11,452	$9,350
6. Inventory
    As of March 31, 2023 and December 31, 2022, the inventory balance was $5.1 million and $3.0 million respectively, which consisted primarily of raw materials related to the production of vehicles for sale. No write-downs were recorded for the three months ended March 31, 2023 and March 31, 2022.
7. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Tooling, machinery, and equipment	58,080	32,863
Computer hardware	8,850	8,850
Computer software	9,053	9,053
Vehicles	1,527	1,356
Furniture and fixtures	742	742
Leasehold improvements	15,063	14,956
Construction-in-progress	273,555	276,968
Total property and equipment	366,870	344,788
Less: Accumulated depreciation	(37,963)	(33,388)
Property and equipment, net	$328,907	$311,400
Construction-in-progress is primarily related to the development of manufacturing lines as well as equipment and tooling necessary in the production of the Company’s vehicles. Completed tooling assets are transferred to their respective asset classes and depreciation begins when an asset is ready for its intended use.
Depreciation expense for property and equipment was $4.6 million and $2.7 million for the three months ended March 31, 2023 and 2022, respectively.
8. Accrued Expenses and Other Current liabilities
Accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued property and equipment purchases	$43,416	$24,797
Accrued research and development costs	16,728	17,736
Accrued professional fees	9,124	8,112
Other accrued expenses	16,677	12,446
Total accrued expenses	$85,945	$63,091

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

On October 5, 2022, the Company entered into the PPA pursuant to a Side Letter in which the parties agreed that the Company will be permitted to submit sales orders, and consummate sales pursuant to such orders, for the ATM Offering beginning on October 5, 2022 for so long as the Company pays Yorkville the sum of $1.0 million per calendar week to be applied in the order of priority set forth in the PPA Side Letter. Failure to make timely payments under the PPA Side Letter will automatically result in the reinstatement of restrictions on the Company’s ability to consummate sales under the ATM Sales Agreement and will be deemed an event of default.

On November 10, 2022, the Company received an aggregate of $20.0 million on account of the third Pre-Paid Advance in accordance with the PPA. On December 31, 2022, the Company received an aggregate of $32.0 million on account of the fourth Pre-Paid Advance in accordance with the PPA ("Yorkville facilities"). In accordance with the second supplemental agreement, the fourth Pre-Paid Advance may, at the sole option of Yorkville, be increased by up to an additional $8.5 million (the "YA PPA Option"). On January 13, 2023, Yorkville partially exercised their option, and increased their investment amount by $5.3 million, which resulted in net proceeds of $5.0 million, and was applied to the fourth PPA. Pursuant to the second supplemental agreement, the fourth Pre-Paid Advance included issuances of warrants to Yorkville. Of the aggregate fourth Pre-Paid Advance proceeds, $14.8 million was allocated to convertible debt presented in the consolidated balance sheets as of December 31, 2022, and an additional $2.3 million was allocated to convertible debt as a result of Yorkville exercising the YA PPA Option. Refer to Note 15, Warrants, for further information on the warrants and the allocation of proceeds. As of March 31, 2023, 66.8 million shares of Common Stock have been issued to Yorkville under the third or fourth Pre-Paid Advance. The loss on extinguishment of debt from repaying the Yorkville facilities was $26.7 million and interest expense incurred as a result of effective interest under the PPA was $0.5 million.

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

Oklahoma Battery Manufacturing Facility Lease

On November 1, 2022, the Company entered into a commercial lease of an approximately 100,000 square foot manufacturing facility located in the MidAmerica Industrial Park in Pryor, Oklahoma with the Oklahoma Ordnance Works Authority for the assembly of its proprietary battery modules. The lease term is approximately 10 years with lessee's right to terminate after 5 years.

Justin Texas Lease

On January 31, 2023, Canoo Technologies Inc. entered into a real estate lease for an approximately 8,000 square foot facility in Justin, Texas with an entity owned by the Executive Chair and Chief Executive Officer of the Company. The initial lease term is three years, five months, commencing on November 1, 2022 and terminating on March 31, 2026, with one option to extend the term of the lease for an additional five years. Prior to execution, the contract was a month-to-month arrangement. The total minimum lease payments over the initial lease term is $0.3 million.
Lease Portfolio
The Company uses an estimated incremental borrowing rate based on information available at lease commencement to determine the present value of lease payments when the rate implicit in the lease is not readily determinable. The weighted average discount rate used was 6.70%. As of March 31, 2023, the remaining operating lease ROU asset and operating lease liability were approximately $38.8 million and $40.7 million, respectively. As of December 31, 2022, the operating lease ROU asset and operating lease liability were approximately $39.3 million and $40.8 million, respectively. As of March 31, 2023 and December 31, 2022, $2.6 million and $2.2 million, respectively, of the lease liability was determined to be short term and was included in accrued expenses and other current liabilities within the condensed consolidated balance sheets.

Related party lease expense related to the Company's leases in Justin, Texas was $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

Certain lease agreements also provide the Company with the option to renew for additional periods. These renewal options are not considered in the remaining lease term unless its reasonably certain that the Company will exercise such options. The weighted average remaining lease term as of March 31, 2023 and December 31, 2022 was 9.4 years and 9.7 years, respectively.

Throughout the term of the lease agreements, the Company is responsible for paying certain operating costs, in addition to rent, such as common area maintenance, taxes, utilities, and insurance. These additional charges are considered variable lease costs and are recognized in the period in which costs are incurred.
Maturities of the Company’s operating lease liabilities at March 31, 2023 were as follows (in thousands):

Operating Lease
2023 (excluding the three months ended March 31, 2023)	$3,841
2024	5,573
2025	5,728
2026	5,504
2027	5,532
Thereafter	29,521
Total lease payments	55,699
Less: imputed interest(1)	15,041
Present value of operating lease liabilities	40,658
Current portion of operating lease liabilities(2)	2,582
Operating lease liabilities, net of current portion	$38,076
__________________________
(1)Calculated using the incremental borrowing rate
(2)Included within Accrued expenses and other current liabilities line item on the Condensed Consolidated Balance Sheet.
11. Commitments and Contingencies
Commitments
In connection with the commencement of the Company's Bentonville, Arkansas and Michigan leases in 2022, the Company issued standby letters of credit of $9.5 million and $1.1 million, respectively which are included in restricted cash within the accompanying consolidated balance sheet as of March 31, 2023.

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

On April 29, 2021, the SEC’s Division of Enforcement advised that it has opened an investigation related to, among other things, Hennessy Capital Acquisition Corp, IV's ("HCAC") initial public offering, HCAC’s merger with the Company and the concurrent private investment in public equity offering, historical movements in the Company, the Company’s operations, business model, revenues, revenue strategy, customer agreements, earnings, and other related topics, along with the recent departures of certain of the Company’s officers. The Staff of the SEC's Division of Enforcement (the "Staff") informed the Company that it has concluded its investigation and believes that certain former senior executives of the Company misled investors in late 2020 and early 2021 regarding 2021 and 2022 projections of revenue from a pipeline of engineering services projects, violating Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. In March 2021, when new leadership of the Company decided to discontinue engineering services as a potential revenue stream, these projections were revised to zero. The Staff also believes that a former senior executive received a payment of nearly $1.0 million from the company’s former owners in the Fall of 2020 that was not properly disclosed, violating Sections 13(a) and 14(a) of the Exchange Act and Rules 13a-11 and 14a-9 promulgated thereunder. Finally, the Staff believes that Canoo is liable for the conduct of these former senior executives. While not admitting to the Staff’s findings, the Company has decided to resolve the Staff’s investigation into the Company by agreeing in principle with the Staff to a cease and desist order and payment of a $1.5 million penalty, payable in equal installments of $0.4 million over each of the next four quarters beginning in the second quarter of 2023. This settlement is not, and cannot be, final until it is approved by a majority of the Commissioners of the SEC. The Company understands that the Staff’s investigation into certain former senior executives is ongoing.
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
The Company was the respondent in a confidential arbitration initiated by a former employee of the Company concerning a dispute over issued shares of Common Stock. The arbitration demand alleged claims for conversion and violations of various California statutory provisions. The Company filed counterclaims against the former employee for breach of contract and declaratory judgment. During the three months ended September 30, 2022, the parties entered into a confidential settlement whereby the Company, without admitting wrongdoing, liability or unlawful conduct, released the shares of Common Stock that were in dispute and issued 2,033,864 additional shares of the Common Stock for full and final settlement of the claim.
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
12. Related Party Transactions
On November 25, 2020, Canoo Holdings Ltd., prior to the Company's merger with HCAC ("Legacy Canoo") entered into an agreement, which remains in effect, with Tony Aquila, Executive Chair and Chief Executive Officer (“CEO”) of the Company to reimburse Mr. Aquila for certain air travel expenses based on certain agreed upon criteria (“aircraft reimbursement”). The total aircraft reimbursement to Mr. Aquila for the use of an aircraft owned by Aquila Family Ventures, LLC (“AFV"), an entity controlled by Mr. Aquila, for the purposes related to the business of the Company was $0.5 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. In addition, certain AFV staff provided the Company with shared services support in its Justin, Texas corporate office facility.

For the three months ended March 31, 2023, the Company paid AFV approximately $0.5 million and $0.2 million, respectively, for these services.
13. Equity
At-The-Market Offering Program

On August 8, 2022, the Company entered into an Equity Distribution Agreement (as supplemented by side letters entered into on August 8, 2022 and on October 5, 2022, the “ATM Sales Agreement”) with Evercore Group L.L.C. ("Evercore") and H.C. Wainwright & Co., LLC (collectively, the "agents"), to sell shares of Common Stock having an aggregate sales price of up to $200.0 million, from time to time, through an “at-the-market offering” program under which the agents act as sales agents (the “ATM Offering”). The sales are made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company is not obligated to sell any shares of Common Stock under the ATM Sales Agreement and may at any time suspend solicitation and offers thereunder.

On October 5, 2022, the Company entered into a Side Letter to the ATM Sales Agreement, pursuant to which, notwithstanding the existence of outstanding balances under the PPA (refer to Note 9) as of October 5, 2022, but only for so long as any portion of such balance is outstanding, the agents agreed to allow the Company to submit orders to sell Common Stock of the Company under the ATM Sales Agreement beginning on October 5, 2022. In addition, pursuant to the Side Letter to the ATM Sales Agreement, during the period from October 5, 2022 until the beginning of the third business day after the Company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2022: (i) only H.C. Wainwright may be designated as a Designated Manager under the ATM Sales Agreement and receive the entire compensation payable thereunder (equal to 3.0% of the gross proceeds of the shares of Common Stock sold), and (ii) for so long as H.C. Wainwright acts as the sole Designated Manager, H.C. Wainwright agreed to waive the additional fee of 1.5% of the gross proceeds from any sales under the ATM Sales Agreement.

On February 28, 2023, Evercore delivered to us a notice to terminate the ATM Sales Agreement with respect to itself, which termination became effective on February 28, 2023.

During the three months ended March 31, 2023, the Company had no activity under the ATM Offering.
Other Issuances of Equity

On February 5, 2023, the Company entered into a securities purchase agreement ("SPA") with certain investors. The SPA provides for the sale and issuance by the Company of 50.0 million shares of the Company's Common Stock, together with warrants to purchase up to 50.0 million shares of Common Stock (the “SPA Warrants”) at a combined purchase price of $1.05 per share and accompanying warrants. The total net proceeds from the transaction was $49.4 million.

On February 5, 2023, the Company also issued warrants to purchase 2.0 million shares of our Common Stock (the “Placement Agent Warrants”) to our placement agent as part of the compensation payable for acting as our exclusive placement agent in connection with the SPA. The Placement Agent Warrants had the same terms as the warrants issued under the SPA. These warrants are equity classified and was measured at fair value on the issuance date. As of March 31, 2023, $1.6 million is reflected on the condensed consolidated statement of stockholders' equity as it relates to the issuance of these warrants.

The Company entered into other equity agreements including the Yorkville PPA discussed in Note 9, and warrants issued to VDL Nedcar, Walmart, Yorkville and under the SPA discussed in Note 15.
14. Stock-based Compensation
Restricted Stock Units

The Company granted stock to compensate existing employees and attract top talent, primarily through various forms of equity, including restricted stock unit awards (“RSU”). Each RSU represents a contingent right to receive one share of Common Stock. During the three months ended March 31, 2023 and 2022, 1,666,755 and 2,810,255 RSUs were granted subject to time-based vesting, respectively.

The total fair value of restricted stock units granted during the three months ended March 31, 2023 and 2022, were $1.3 million and $16.8 million, respectively.

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
PSUs subject to performance conditions, such as operational milestones, are measured on the grant date, the total fair value of which is calculated as the product of the number of PSUs and the grant date stock price. Compensation expense for PSUs with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period. The PSUs vest based on the Company's achievement of certain specified operational milestones by various dates through December 2025. The Company granted no PSUs to employees during the three months ended March 31, 2023 and 2022. As of March 31, 2023, the Company's analysis determined that these operational milestone events are probable of achievement and as such, compensation expense of $0.7 million has been recognized for previously awarded PSUs to employees during the three months ended March 31, 2023. No compensation expense was recognized during the three months ended March 31, 2022.
There were no PSUs granted to the CEO during the three months ended March 31, 2023 and 2022. The compensation expense recognized for previously awarded PSUs to the CEO was $3.5 million and $4.7 million for the three months ended March 31, 2023 and 2022, respectively.
The following table summarizes the Company’s stock-based compensation expense by line item for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,
	2023	2022
Research and development	$4,135	$6,980
Selling, general and administrative	5,701	13,700
Total	$9,836	$20,680
The Company’s total unrecognized compensation cost as of March 31, 2023 was $48.2 million
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was adopted by the board of directors on September 18, 2020, approved by the stockholders on December 18, 2020, and became effective on December 21, 2020 with the merger between HCAC and Legacy Canoo. On December 21, 2020, the board of directors delegated its authority to administer the 2020 ESPP to the Compensation Committee. The Compensation Committee determined that it is in the best interests of the Company and its stockholders to implement successive three-month purchase periods. The 2020 ESPP provides participating employees with the opportunity to purchase up to a maximum number of shares of Common Stock of 4,034,783, plus the number of shares of Common Stock that are automatically added on January 1st of each year for a period of ten years, in an amount equal to the lesser of (i) 1% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year, and (ii) 8,069,566 shares of Common Stock.
During the three months ended March 31, 2023 and 2022, total employee withholding contributions for the 2020 ESPP was $0.4 million and $1.2 million, respectively. Approximately $0.2 million and $0.4 million of stock-based compensation expense was recognized for the 2020 ESPP during the three months ended March 31, 2023 and 2022, respectively.
15. Warrants
Public Warrants

As of March 31, 2023, the Company had 23,755,069 public warrants outstanding. Each public warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment. The public warrants will expire on December 21, 2025, or earlier upon redemption or liquidation.
There were no public warrants exercised for the three months ended March 31, 2023 and 2022.
VDL Nedcar Warrants
In February 2022, the Company and a company related to VDL Nedcar entered into an investment agreement, under which the VDL Nedcar-related company agreed to purchase shares of Common Stock for an aggregate value of $8.4 million, at the market price of Common Stock as of December 14, 2021. As a result, the Company issued 972,222 shares of Common Stock upon execution of the agreement. The Company also issued a warrant to purchase an aggregate 972,222 shares of Common Stock to VDL Nedcar at exercise prices ranging from $18 to $40 per share, which are classified as equity. The exercise period is from November 1, 2022 to November 1, 2025 ("Exercise Period"). The warrant can be exercised in whole or in part during the Exercise Period but can only be exercised in three equal tranches and after the stock price per Common Stock has reached at least the relevant exercise price. The $8.4 million received from VDL Nedcar is included as a financing cash inflow in the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2022. The shares of Common Stock issued to VDL Nedcar are included in the accompanying condensed consolidated statement of stockholders' equity for the three months ended March 31, 2022.
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

In connection with the Walmart EV Fleet Purchase Agreement, the Company entered into a Warrant Issuance Agreement with Walmart pursuant to which the Company issued to Walmart a Warrant to purchase an aggregate of 61.2 million shares of Common Stock, subject to certain anti-dilutive adjustments, at an exercise price of $2.15 per share, which represented approximately 20% ownership in the Company on a fully diluted basis as of the issuance date. As a result of the anti-dilution adjustments, the Warrant is currently exercisable for an aggregate of 61.5 million shares of Common Stock at a per share exercise price of $2.14. The Warrant has a term of 10 years and is vested with respect to 15.3 million shares of Common Stock. Thereafter, the Warrant will vest quarterly in amounts proportionate with the net revenue realized by the Company from transactions with Walmart or its affiliates under the Walmart EV Fleet Purchase Agreement or enabled by any other agreement between the Company and Walmart, and any net revenue attributable to any products or services offered by Walmart or its affiliates related to the Company, until such net revenue equals $300.0 million, at which time the Warrant will have vested fully.

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

As of March 31, 2023, a total of 15.3 million warrants have vested, of which none have been exercised.

Yorkville Warrants
In connection with the Yorkville PPA discussed in Note 9, the Company issued warrants to Yorkville to purchase an aggregate of 29.6 million shares of Common Stock, with an exercise price of $1.15 per share and expiration date of December 31, 2023. On January 13, 2023 Yorkville partially exercised their option to increase their investment and the Company issued warrants to Yorkville to purchase an additional 4.6 million shares of Common Stock. Upon the expiration of the option on January 31, 2023, a $0.3 million gain was recognized as a result of remeasuring the warrant liability and $19.5 million was reclassified from liability to additional paid in capital. On February 9, 2023, the exercise price of the warrants was adjusted to $1.05 per share.
The fair value of the warrants upon the expiration of the option period was measured using the Black-Scholes-Merton option pricing model. The key inputs used in the valuation were as follows:

Expected term (year)	0.9
Expected volatility	116.4%
Expected dividend rate	—%
Risk free rate	4.7%
Estimated fair value per warrant	$0.57
Exercise price	$1.05
Stock price	$1.20
Estimates were determined as follows: (i) expected term based on the warrant’s contractual term, (ii) based on the blended volatilities of historical and implied market volatility of the Company, (iii) risk-free interest rates based on US Treasury yield for the expected term, and (iv) an expected dividend yield of zero percent was used since we did not yet and do not presently expect to pay dividends.
As of March 31, 2023 the Company had issued warrants to Yorkville to purchase an aggregate of 34.2 million shares of Common Stock, of which none of the warrants have been exercised.

SPA Warrants

On February 5, 2023, the Company received net proceeds of $49.4 million in connection with the SPA. The Company issued warrants ("SPA warrants") to multiple parties to purchase an aggregate of 50.0 million shares of Common Stock, with an exercise price of $1.30 per share and will be initially exercisable beginning six months following the date of issuance and will expire five years from the initial exercise date.

The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants at the issuance date was measured using the Black-Scholes-Merton option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	5.0
Expected volatility	106.8%
Expected dividend rate	—%
Risk free rate	3.78%
Estimated fair value per warrant	$0.80
Exercise price	$1.30
Stock price	$1.05

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

As the common stock and warrants were issued in a single transaction, the total proceeds from the transaction were allocated among the freestanding instruments. The fair value of the warrants measured at issuance was $40.0 million, with the remaining proceeds allocated to the common stock, which is included in additional paid-in capital presented in the consolidated balance sheets. As of March 31, 2023, none of the warrants have been exercised.
16. Net Loss per Share
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
Net loss per share is presented in conformity with the two-class method required for participating securities. The following table presents the outstanding potentially dilutive shares that have been excluded from the computation of diluted net loss per share, because including them would have an anti-dilutive effect (in thousands):

	March 31,
	2023	2022
Restricted and performance stock units	28,764	26,084
Restricted common stock shares	—	3,374
Early exercise of unvested stock options	389	1,810
Options to purchase common stock	119	228
17. Income Taxes
As the Company has not generated any taxable income since inception, the cumulative deferred tax assets remain fully offset by a valuation allowance, and no benefit from federal or state income taxes has been included in the condensed consolidated financial statements.
18. Subsequent Events
OKC Manufacturing Facility
On November 9, 2022, the Company entered into a Purchase and Sale Agreement ("PSA") with Terex USA, LLC ("Terex") for the purchase of approximately 630,000 square foot vehicle manufacturing facility on approximately 121 acres in Oklahoma City, Oklahoma. The purchase price for the facility is $34.2 million. On April 7, 2023, pursuant to the assignment of real estate purchase agreement, the Company assigned the right to purchase the property to I-40 Partners, a special purpose vehicle managed by entities affiliated with Mr. Tony Aquila, the Company’s Executive Chairman and CEO. The Company then entered into a lease agreement with I-40 Partners commencing April 7, 2023. The lease term is approximately ten years and the minimum aggregate lease payment over the initial term is expected to be approximately $44.3 million, which includes an equity portion.

Exercise of Yorkville Warrants

On April 24, 2023, Yorkville exercised the right to purchase 23.8 million shares of Common Stock at a price of $0.62 per share, for gross cash proceeds of $14.8 million.

Yorkville Convertible Debenture

On April 24, 2023, the Company, entered into a securities purchase agreement with Yorkville, in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $48.0 million. The Convertible Debentures bear interest at a rate of 1.0% per annum, subject to increase to 15.0% per annum upon the occurrence of certain events of default, and will mature on June 24, 2024, unless earlier converted or redeemed. The Convertible Debentures have an original issue discount of 6.0% resulting in gross proceeds to the Company before expenses of $45.1 million.
The Company has analyzed its operations subsequent to March 31, 2023, through the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read in conjunction with our condensed consolidated interim financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q. The statements in this discussion regarding expected and other production timelines, development of our own manufacturing facilities, industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023 (the “Annual Report on Form 10-K”), Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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
Recent Developments

Refer to Note 18 for information regarding subsequent events.
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

Macroeconomic Conditions

Current adverse macroeconomic conditions, including but not limited to heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations and challenges in the supply chain could negatively affect our business.

Increased demand for semiconductor chips in 2020, due in part to increased demand for consumer electronics that use these chips, resulted in a global shortage of chips in 2021 that has continued into 2023. As a result, our ability to source semiconductor chips used in our vehicles may be adversely affected. This shortage may result in increased chip delivery lead times, delays in the production of our vehicles, and increased costs to source available semiconductor chips.

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
Currently, we conduct business through one operating segment. We are an early stage-growth company with limited commercial activities to date, which are primarily conducted in the United States. For more information about our basis of presentation, refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Gain on Fair Value Change in Warrant Liability

The gain on fair value change in the warrant liability is primarily due to the change in fair value of the corresponding warrant liability related to Yorkville and SPA warrants.

Loss on Extinguishment of Debt

The loss on extinguishment of debt arose from the redemption of our convertible debt with Yorkville into Common Stock, as discussed in Note 9, Convertible Debt.
Other (expense), net
Other expense is due to financing expenses related to the SPA and Placement Agent warrants, as discussed in Note 15, Warrants.
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended March 31,		$ Change	% Change
(in thousands)	2023	2022
Revenue	$—	$—	$—	NM
Costs and Operating Expenses
Cost of revenue, excluding depreciation	—	—	—	NM
Research and development expenses, excluding depreciation	47,104	82,487	(35,383)	(43)%
Selling, general and administrative expenses, excluding depreciation	29,849	55,621	(25,772)	(46)%
Depreciation	4,575	2,678	1,897	71%
Total costs and operating expenses	81,528	140,786	(59,258)	(42)%
Loss from operations	(81,528)	(140,786)	59,258	(42)%
Interest (expense)	(296)	(29)	(267)	921%
Gain on fair value change in contingent earnout shares liability	2,505	15,465	(12,960)	(84)%
Gain on fair value change in warrant liability	17,342	—	17,342	NM
Loss on extinguishment of debt	(26,739)	—	(26,739)	NM
Other (expense), net	(2,016)	(17)	(1,999)	NM
Loss before income taxes	(90,732)	(125,367)	34,635	(28)%
Provision for income taxes	—	—	—	NM
Net loss and comprehensive loss	(90,732)	(125,367)	34,635	(28)%
“NM” means not meaningful
Research and Development Expenses, excluding Depreciation

Research and development expenses decreased by $35.4 million, or 43%, to $47.1 million in the three months ended March 31, 2023, compared to $82.5 million in the three months ended March 31, 2022. The decrease was primarily due to decreases in research and development costs of $27.9 million and salary and benefit costs of $3.0 million. Other factors affecting research and development expenses were individually immaterial.

Research and development costs decreased by $27.9 million to $8.3 million in the three months ended March 31, 2023, compared to $36.2 million in the three months ended March 31, 2022. The decrease was primarily due to decreases in spending related to engineering and design, gamma parts, and prototype tooling.

Salary and benefit costs decreased by $3.0 million to $27.3 million in the three months ended March 31, 2023, compared to $30.3 million in the three months ended March 31, 2022. This was primarily due to changes in headcount.
Selling, General and Administrative Expenses, excluding Depreciation
Selling, general and administrative expenses decreased by $25.8 million, or 46%, to $29.8 million for the three months ended March 31, 2023, compared to $55.6 million for the three months ended March 31, 2022. The decrease was primarily due to professional fee expense of $9.0 million, stock-based compensation expense of $8.0 million, salary and benefits expense of $4.7 million, and marketing and events of $2.0 million. Other factors affecting selling, general and administrative expenses were individually immaterial.
Professional fee costs decreased by $9.0 million to $5.7 million in the three months ended March 31, 2023, compared to $14.7 million in the three months ended March 31, 2022. The decrease was primarily due to reductions in activities related to business development, legal fees, and consulting fees.

Stock-based compensation costs decreased by $8.0 million to $5.7 million in the three months ended March 31, 2023, compared to $13.7 million in the three months ended March 31, 2022. The decrease was primarily due to less grants of restricted stock units in the current period, and graded vesting of stock-based compensation expense.

Salary and benefit costs decreased by $4.7 million to $8.4 million in the three months ended March 31, 2023, compared to $13.1 million in the three months ended March 31, 2022. This was primarily due to changes in headcount.
Marketing and events costs decreased by $2.0 million to $0.3 million in the three months ended March 31, 2023, compared to $2.3 million in the three months ended March 31, 2022. The decrease was primarily due to the company's reduced investment in marketing expenses.
Depreciation Expense
Depreciation expense increased by $1.9 million to $4.6 million in the three months ended March 31, 2023, compared to $2.7 million for the three months ended March 31, 2022. The increase was primarily due to tooling assets being transferred into service.
Interest (expense)
Interest expense increased by $0.3 million in the three months ended March 31, 2023, which was a result of effective interest incurred under the PPA of $0.5 million.
Gain on Fair Value Change in Contingent Earnout Shares Liability
Gain on fair value change in contingent earnout shares liability decreased by $13.0 million to $2.5 million in the three months ended March 31, 2023, compared to $15.5 million for the three months ended March 31, 2022. The change was primarily due to the periodic remeasurement of the fair value of our contingent earnout shares liability.
Gain on Fair Value Change in Warrant Liability
Gain on fair value change in warrant liability increased by $17.3 million, which was primarily due the fair value change of the corresponding warrant liability related to SPA warrants as well as the Yorkville warrants.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased by $26.7 million in the three months ended March 31, 2023, which was due to the repayments made to Yorkville of convertible debt through the issuance of shares during the three months ended March 31, 2023.
Other (expense), net
Other expense increased by $2.0 million in the three months ended March 31, 2023, which was primarily due to financing expenses related to the SPA.
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

EBITDA, Adjusted EBITDA, Adjusted Net Loss and Adjusted Earnings Per Share ("EPS")

“EBITDA” is defined as net loss before interest expense, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation, restructuring charges, asset impairments, non-routine legal fees, and other costs associated with exit and disposal activities, acquisition and related costs, changes to the fair value of contingent earnout shares liability, changes to the fair value of warrants liability, loss on extinguishment of debt, and any other one-time non-recurring transaction amounts impacting the statement of operations during the year. "Adjusted Net Loss" is defined as net loss adjusted for stock-based compensation, restructuring charges, asset impairments, non-routine legal fees, and other costs associated with exit and disposal activities, acquisition and related costs, changes to the fair value of contingent earnout shares liability, changes to the fair value of warrants liability, loss on extinguishment of debt, and any other one-time non-recurring transaction amounts impacting the statement of operations during the year. "Adjusted EPS" is defined as Adjusted Net Loss on a per share basis using the weighted average shares outstanding.

EBITDA, Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS are intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe EBITDA, Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS when combined with net loss and net loss per share are beneficial to an investor’s complete understanding of our operating performance. We believe that the use of EBITDA, Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA, Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of EBITDA, Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate EBITDA, Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS in the same fashion.
Because of these limitations, EBITDA, Adjusted EBITDA Adjusted Net Loss, and Adjusted EPS should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We manage our business utilizing EBITDA, Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS as supplemental performance measures.

These non-GAAP financial measures, when presented, are reconciled to the most closely comparable U.S. GAAP measure as disclosed below for the three months ended March 31, 2023 and 2022, respectively (in thousands):

	Three Months Ended March 31,
	2023			2022
	EBITDA	Adjusted EBITDA	Adjusted Net Loss	EBITDA	Adjusted EBITDA	Adjusted Net Loss
Net loss	$(90,732)	(90,732)	(90,732)	$(125,367)	$(125,367)	$(125,367)
Interest expense (income)	296	296	—	29	29	—
Provision for income taxes	—	—	—	—	—	—
Depreciation	4,575	4,575	—	2,678	2,678	—
Gain on fair value change in contingent earnout shares liability	—	(2,505)	(2,505)	—	(15,465)	(15,465)
Gain on fair value change in warrants liability	—	(17,342)	(17,342)	—	—	—
Loss on extinguishment of debt	—	26,739	26,739	—	—	—
Other expense (income), net	—	2,016	2,016	—	17	17
Stock-based compensation	—	9,836	9,836	—	20,680	20,680
Adjusted Non-GAAP amount	(85,861)	(67,117)	(71,988)	(122,660)	(117,428)	(120,135)

US GAAP net loss per share
Basic	N/A	N/A	(0.22)	N/A	N/A	(0.54)
Diluted	N/A	N/A	(0.22)	N/A	N/A	(0.54)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic	N/A	N/A	(0.17)	N/A	N/A	(0.51)
Diluted	N/A	N/A	(0.17)	N/A	N/A	(0.51)

Weighted-average common shares outstanding:
Basic	N/A	N/A	418,064	N/A	N/A	$233,661
Diluted	N/A	N/A	418,064	N/A	N/A	$233,661
Liquidity and Capital Resources
As of March 31, 2023, we had unrestricted cash and cash equivalents in the amount of $6.7 million, which were primarily invested in money market funds that consist of liquid debt securities issued by the U.S. government. In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. Additionally, see discussion related to the operating lease maturity schedule and any new leases entered into in Note 10 of the notes to our accompanying financial statements.

We have incurred and expect to incur, net losses which have resulted in an accumulated deficit of $1.3 billion as of March 31, 2023. Management continues to explore raising additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing to supplement the Company’s capitalization and liquidity. If and as we raise additional funds by incurring loans or by issuing debt securities or preferred stock, these forms of financing have rights, preferences, and privileges senior to those of holders of our Common Stock. The availability and the terms under which we are able to raise additional capital could be disadvantageous, and the terms of debt financing or other non-dilutive financing involve restrictive covenants and dilutive financing instruments, which could place significant restrictions on our operations. Macroeconomic conditions and credit markets are also impacting the availability and cost of potential future debt financing. As we raise capital through the issuance of additional equity, such sales and issuance has and will continue to dilute the ownership interests of the existing holders of Common Stock. There can be no assurances that any additional debt, other non-dilutive and/or equity financing would be available to us on favorable terms or at all. We expect to continue to incur net losses, comprehensive losses, and negative cash flows from operating activities in accordance with our operating plan as we continue to expand our research and development activities to complete the development of our EVs, establish our go-to-market model and scale our operations to meet anticipated demand. We expect that both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:
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
Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	Three Months Ended March 31,
Consolidated Cash Flow Statements Data	2023	2022
Net cash used in operating activities	$(67,216)	$(120,337)
Net cash (used in) provided by investing activities	(18,435)	1,998
Net cash provided by financing activities	56,076	9,471
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
Our cash outflow from operating activities primarily consist of payments related to our research and development and selling, general and administration expenses. Total expenditure as it relates to research and development excluding depreciation was $47.1 million during the three months ended March 31, 2023, of which $4.1 million related to stock-compensation expenses. We also incurred selling, general and administration expenses of $29.8 million for the three months ended March 31, 2023, of which $5.7 million related to stock-compensation expenses. The expenses include salaries and benefits paid to employees as primarily all salaries and benefits were paid in cash during the three months ended March 31, 2023.
Cash Flows from Investing Activities
We generally expect to experience negative cash flows from investing activities as we expand our business and continue to build our infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth.

Net cash used in investing activities was approximately $18.4 million for the three months ended March 31, 2023, related to purchases of production tooling, machinery, and equipment to support manufacturing activities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $56.1 million for the three months ended March 31, 2023, which primarily consisted of proceeds from issuance of shares under SPA of $52.5 million offset by issuance costs of $1.5 million and proceeds from Yorkville partially exercising the YA PPA Option of $5.0 million.
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
There have been no material changes to our critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2022. For a discussion of our critical accounting estimates, see the section titled “Critical Accounting Policies and Estimates” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included in our Annual Report on Form 10-K.
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
Interest Rate Risk

We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents. We had cash and cash equivalents totaling $6.7 million as of March 31, 2023. Our cash and cash equivalents were invested primarily in money market funds and are not invested for trading or speculative purposes. However, due to the short-term nature and the low-risk profile of the money market funds, we do not believe a sudden increase or decrease in market interest rates would have a material effect on the fair market value of our portfolio.
Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Inflationary factors such as increases in material costs (e.g. semiconductor chips) or overhead costs may adversely affect our business, financial condition, and operating costs upon commencing commercial operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Executive Chair and CEO and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. We have established and currently maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on an evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For a description of any material pending legal proceedings, please see Note 11, Commitments and Contingencies, of the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors

Please see Part I, Item 1A. Risk Factors in our Annual Report filed on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023, for a discussion of risks, uncertainties and other factors that could materially affect our business, financial condition or future results. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below provides information with respect to recent repurchases of unvested shares of our Common Stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2023	13,195	$0.02	—	—
February 1 - February 28, 2023	6,175	$0.02	—	—
March 1 - March 31, 2023	2,221	$0.02	—	—
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
3.3
Certificate of Amendment, dated January 25, 2023, to the Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2023).

10.1
Lease Agreement between I-40 OKC Partners LLC and Canoo Inc., dated April 7, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 10, 2023)

10.2
Securities Purchase Agreement, dated April 24, 2023, by and between Canoo Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 25, 2023)

10.3
Offer Letter dated as of January 26, 2023, by and between Canoo Inc. and Ken Manget (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 27, 2023)

10.4†
Amendment to Sales Agreement, effective March 1, 2023, by and among Panasonic Industrial Devices Sales Company of America, Division of Panasonic Corporation of North America, SANYO Electric Co., Ltd., and Canoo Technologies Inc.(incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2023).

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
Date: May 15, 2023

CANOO INC.

By:	/s/ Tony Aquila
Name:	Tony Aquila
Title:	Chief Executive Officer and Executive Chair of the Board
(Principal Executive Officer)

By:	/s/ Ken Manget
Name:	Ken Manget
Title:	Chief Financial Officer
(Principal Financial Officer)