Form 10-Q
period 2023-06-30
Canoo Inc.
filed 2023-08-14
CIK 1750153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2023, there were 628,341,678 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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
•The issuance of shares of our Common Stock upon the conversion of the Yorkville Convertible Debentures or upon the exercise of the Yorkville Warrants will continue to increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. Our inability to secure requisite stockholder approval for the issuance of shares pursuant to the Yorkville Convertible Debentures and the

Yorkville Warrants could materially and adversely impact our ability to fund our operations and may result in an Event of Default (as defined in the Yorkville Convertible Debentures)
•Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions could adversely affect our current financial condition and projected business operations.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CANOO INC. Condensed Consolidated Balance Sheets (in thousands, except par values) (unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$4,993	$36,589
Restricted cash, current	3,788	3,426
Inventory	5,312	2,954
Prepaids and other current assets	11,410	9,350
Total current assets	25,503	52,319
Property and equipment, net	362,612	311,400
Restricted cash, non-current	10,600	10,600
Operating lease right-of-use assets	37,945	39,331
Deferred warrant asset	50,175	50,175
Deferred battery supplier cost	30,000	30,000
Other non-current assets	5,261	2,647
Total assets	$522,096	$496,472

Liabilities and stockholders' equity
Liabilities
Current liabilities
Accounts payable	$84,425	$103,187
Accrued expenses and other current liabilities	80,962	63,091
Convertible debt, current	24,979	34,829
Derivative liability, current	4,359	—
Financing liability, current	7,633	—
Warrant liability, current	—	17,171
Total current liabilities	202,358	218,278
Contingent earnout shares liability	449	3,013
Operating lease liabilities	37,308	38,608
Warrant liability, non-current	25,269	—
Financing liability, non-current	23,967	—
Total liabilities	$289,351	$259,899

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,000,000 and 500,000 authorized as of June 30, 2023 and December 31, 2022, respectively; 568,904 and 355,388 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	56	35
Additional paid-in capital	1,574,114	1,416,361
Accumulated deficit	(1,341,425)	(1,179,823)
Total stockholders’ equity	232,745	236,573
Total liabilities and stockholders’ equity	$522,096	$496,472
The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC. Condensed Consolidated Statements of Operations (in thousands, except per share values) Three and Six Months Ended June 30, 2023 and 2022 (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenue	$—	$—	$—	$—

Costs and Operating Expenses
Cost of revenue, excluding depreciation	—	—	—	—
Research and development expenses, excluding depreciation	38,582	115,460	85,686	197,946
Selling, general and administrative expenses, excluding depreciation	30,421	55,152	60,270	110,773
Depreciation	4,562	2,892	9,137	5,570
Total costs and operating expenses	73,565	173,504	155,093	314,289
Loss from operations	(73,565)	(173,504)	(155,093)	(314,289)

Other (expense) income
Interest (expense) income	(2,264)	19	(2,560)	(9)
Gain on fair value change in contingent earnout shares liability	59	9,471	2,564	24,936
Gain on fair value change in warrant and derivative liability	5,623	—	22,965	—
Loss on extinguishment of debt	(949)	—	(27,688)	—
Other income (expense), net	226	(378)	(1,790)	(395)
Loss before income taxes	(70,870)	(164,392)	(161,602)	(289,757)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(70,870)	$(164,392)	$(161,602)	$(289,757)

Per Share Data:
Net loss per share, basic and diluted	$(0.14)	$(0.68)	$(0.35)	$(1.22)

Weighted-average shares outstanding, basic and diluted	505,576	242,772	462,303	238,242
The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statement of Stockholders’ Equity (in thousands) Three and Six Months Ended June 30, 2023 (unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2022	355,388	$35	$1,416,361	$(1,179,823)	$236,573
Repurchase of unvested shares – forfeitures	(22)	—	—	—	—
Issuance of shares for restricted stock units vested	2,768	—	—	—	—
Issuance of shares upon exercise of vested stock options	2	—	—	—	—
Issuance of shares under employee stock purchase plan	701	—	389	—	389
Vesting of early exercised stock options and restricted stock awards	—	—	26	—	26
Issuance of shares under the PPA	66,761	7	64,382	—	64,389
Reclassification of warrant liability to additional paid-in capital	—	—	19,510	—	19,510
Issuance of shares under SPA, net of offering costs	50,000	5	10,156	—	10,161
Issuance of warrants to placement agent under SPA	—	—	1,600	—	1,600
Stock-based compensation	—	—	9,836	—	9,836
Net loss and comprehensive loss	—	—	—	(90,732)	(90,732)
Balance as of March 31, 2023	475,598	$47	$1,522,260	$(1,270,555)	$251,752
Repurchase of unvested shares - forfeitures	(27)	—	—	—	—
Issuance of shares for restricted stock units vested	2,028	—	—	—	—
Issuance of shares upon exercise of vested stock options	2	—	—	—	—
Issuance of shares under employee stock purchase plan	604	—	246	—	246
Vesting of early exercised stock options and restricted stock awards	—	—	2	—	2
Proceeds from exercise of YA warrants	34,231	3	21,220	—	21,223
Issuance of shares under PIPE agreement	16,331	2	1,751		1,753
Issuance of shares under the ATM, net of offering costs	1,911	—	1,155	—	1,155
Issuance of shares under YA convertible debenture	35,699	4	19,017	—	19,021
Issuance of shares under I-40 financing arrangement	2,320	—	1,506	—	1,506
Issuance of shares to vendor for services	207	—	250	—	250
Stock-based compensation	—	—	6,707	—	6,707
Net loss and comprehensive loss	—	—	—	(70,870)	(70,870)
Balance as of June 30, 2023	568,904	56	1,574,114	(1,341,425)	232,745
The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statement of Stockholders’ Equity (in thousands) Three and Six Months Ended June 30, 2022 (unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2021	238,578	$24	$1,036,104	$(692,129)	$343,999
Repurchase of unvested shares – forfeitures	(296)	—	(3)	—	(3)
Issuance of shares for restricted stock units vested	584	—	—	—	—
Issuance of shares upon exercise of vested stock options	20	—	—	—	—
Purchase of shares and warrants by VDL Nedcar	972	—	8,400	—	8,400
Stock-based compensation	—	—	20,680	—	20,680
Net loss and comprehensive loss	—	—	—	(125,367)	(125,367)
Balance as of March 31, 2022	239,858	24	1,065,181	(817,496)	247,709
Repurchase of unvested shares - forfeitures	(175)	—	(3)	—	(3)
Issuance of shares for restricted stock units vested	1,017	—	—	—	—
Issuance of shares under SEPA agreement (Note 13)	14,236	1	33,082	—	33,083
Issuance of shares under PIPE agreement (Note 12)	13,699	1	49,999	—	50,000
Issuance of shares upon exercise of vested stock options	7	—	—	—	—
Issuance of shares under employee stock purchase plan	254	—	1,175	—	1,175
Stock-based compensation	—	—	20,773	—	20,773
Net loss and comprehensive loss	—	—	—	(164,392)	(164,392)
Balance as of June 30, 2022	268,896	$26	$1,170,207	$(981,888)	$188,345
The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statements of Cash Flows (in thousands) Six Months Ended June 30, 2023 and 2022 (unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(161,602)	$(289,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,137	5,570
Non-cash operating lease expense	1,658	966
Non-cash commitment fee under SEPA	—	582
Stock-based compensation expense	16,543	41,453
Gain on fair value change of contingent earnout shares liability	(2,564)	(24,936)
Gain on fair value change in warrants liability	(23,015)	—
Loss on fair value change in derivative liability	50	—
Loss on extinguishment of debt	27,688	—
Non-cash debt discount	1,538	—
Non-cash interest expense	1,386	—
Non-cash offering cost associated with the warrant liability	800	—
Common shares issued to vendor for services	250
Changes in assets and liabilities:
Inventory	(2,358)	—
Prepaid expenses and other current assets	(2,060)	136
Other assets	(2,614)	574
Accounts payable, accrued expenses and other current liabilities	5,619	27,847
Net cash used in operating activities	(129,544)	(237,565)

Cash flows from investing activities:
Purchases of property and equipment	(33,905)	(65,420)
Return of prepayment from VDL Nedcar	—	30,440
Net cash (used in) investing activities	(33,905)	(34,980)

Cash flows from financing activities:
Repurchase of unvested shares	—	(6)
Payment of offering costs	(400)	(250)
Proceeds from exercise of YA warrants	21,223	—
Proceeds from the purchase of shares and warrants by VDL Nedcar	—	8,400
Proceeds from issuance of shares under SEPA agreement	—	32,500
Proceeds from issuance of shares under PIPE	8,750	50,000
Proceeds from employee stock purchase plan	635	1,986
Proceeds from issuance of shares under RDO, net of issuance cost	50,961	—
Proceeds from convertible debenture	45,120	—
Payment of transaction costs	(25)	—
Payment made on financing arrangement	(205)	—
Proceeds for issuance of shares under ATM	1,155	—
Proceeds from PPA	5,001	—
Net cash provided by financing activities	132,215	92,630
Net decrease in cash, cash equivalents, and restricted cash	(31,234)	(179,915)

Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	50,615	227,492
Cash, cash equivalents, and restricted cash, end of period	$19,381	$47,577

	Six months ended June 30,
	2023	2022

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$4,993	$33,799
Restricted cash, current at end of period	3,788	3,528
Restricted cash, non-current at end of period	10,600	10,250
Total cash, cash equivalents, and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$19,381	$47,577

Supplemental non-cash investing and financing activities
Acquisition of property and equipment included in current liabilities	$68,050	$66,075
Acquisition of property and equipment included in current liabilities during the period	$58,459	$53,703
Acquisition of property and equipment included in financing liabilities	$34,275	$—
Offering costs included in current liabilities	$903	$932
Recognition of operating lease right-of-use asset	$272	$13,058
Reclassification of warrant liability to additional paid in capital	$19,510	$—
Issuance of shares for extinguishment of convertible debt under PPA agreement	$64,389	$—
Issuance of shares for extinguishment of convertible debt under convertible debenture	$19,021	$—
Recognition of warrant liability	$47,942	$—
Recognition of derivative liability	$4,310	$—

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—

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
Liquidity and Capital Resources

As of June 30, 2023, the Company’s principal sources of liquidity are its unrestricted cash balance of $5.0 million and its access to capital under the ATM Offering (as defined in Note 13) and Yorkville facilities (as defined in Note 9). The Company has incurred losses since inception and had negative cash flow from operating activities of $129.5 million for the six months ended June 30, 2023. The Company expects to continue to incur net losses and negative cash flows from operating activities in accordance with its operating plan and expects that both capital and operating expenditures will increase significantly in connection with its ongoing activities. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
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
Convertible Debt
The Company accounts for convertible debt that does not meet the criteria for equity treatment in accordance with the guidance contained in ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments

and Contracts in an Entity’s Own Equity. Accordingly, the Company elected to classify the convertible debt as a liability at amortized cost using the effective interest method. The Company classifies convertible debt based on the re-payment terms and conditions. Any discounts on the convertible debt and costs incurred upon issuance of the convertible debt are amortized to interest expense over the terms of the related convertible debt. Convertible debt is also analyzed for the existence of embedded derivatives, which may require bifurcation from the convertible debt and separate accounting treatment. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The variable conversion feature of the convertible debenture is considered a derivative. Refer to Note 9 for further information.
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
4. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as required by ASC 820, by level, within the fair value hierarchy as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Liability
Contingent earnout shares liability	$449	$—	$—	$449
Derivative liability, current	$4,359	$—	$—	$4,359
Warrant liability, non-current	$25,269	$—	$25,269	$—

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Liability
Contingent earnout shares liability	$3,013	$—	$—	$3,013
Warrant liability, current	$17,171	$—	$17,171	$—
The Company’s Contingent Earnout liability and derivative liability are considered “Level 3” fair value measurement. Refer to Note 2 for discussion of the Company’s methods for valuation.
The Company has a contingent obligation to issue shares of Common Stock to certain stockholders and employees upon the achievement of certain market share price milestones within specified periods. Issuances are made in three tranches of 5.0 million shares, for a total of 15.0 million shares, each upon reaching share price targets within specified time frames from December 21, 2020 ("Earnout Date"). The first tranche was not issued given the share price did not reach $18 as of December 21, 2022. The second tranche will be issued if the share price reaches $25 within four years of the closing of the Earnout Date. The third tranche will be issued if the share price reaches $30 within five years of the Earnout Date. The tranches may also be issued upon a change of control transaction that occurs within the respective timeframes and results in per share consideration exceeding the respective share price target. As of June 30, 2023, the Company has a remaining contingent obligation to issue 10.0 million shares of Common Stock.
Following is a summary of the change in fair value of the Earnout Shares liability for the six months ended June 30, 2023 and June 30, 2022 (in thousands).

	Six Months Ended June 30,
Earnout Shares Liability	2023	2022
Beginning fair value	$3,013	$29,057
Change in fair value during the period	$(2,564)	$(24,936)
Ending fair value	$449	$4,121

The Company issued convertible debt whose conversion features meet the definition of a derivative liability which requires bifurcation. The Company estimated the fair value of the conversion feature derivative embedded in the convertible debt based on assumptions used in the Monte Carlo simulation model using the following inputs: the price of the Company’s common stock of $0.48; a risk-free interest rate of 5.3%; expected volatility of the Company’s common stock of 128.2%; expected dividend yield of 0%; and simulation period period of 0.98 years. The fair value of the conversion feature derivative measured at issuance and as of June 30, 2023 was $3.7 million resulting in a nominal amount reflected as a loss within the condensed consolidated statement of operations.
The Company entered into a Lease Agreement ("Lease Agreement") with I-40 OKC Partners LLC ("I-40") which contained a "Market Value Shortfall" provision that meets the definition of a derivative. The Company estimated the fair value of the Market Value Shortfall based on assumptions used in the Monte Carlo simulation model using the following inputs as of the end of the reporting period: the price of the Company’s common stock of $0.48; shares subject to Market Value shortfall of 2.3 million shares; a risk-free interest rate of 5.4%; expected volatility of the Company’s common stock of 121.9%; expected dividend yield of 0%; and remaining term of 0.77 years. The fair value of the Market Value Shortfall derivative measured at issuance and as of June 30, 2023 was $0.6 million resulting in a nominal amount reflected as a loss within the condensed consolidated statement of operations.

	Six months ended June 30, 2023
Derivative liability	2023	2022
Beginning fair value	—	—
Change in fair value during the period	$4,359	—
Ending fair value	$4,359	—
5. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Short term deposits	$3,493	$3,755
Prepaid expense	7,710	5,133
Other current assets	207	462
Prepaids and other current assets	$11,410	$9,350
6. Inventory
    As of June 30, 2023 and December 31, 2022, the inventory balance was $5.3 million and $3.0 million respectively, which consisted primarily of raw materials related to the production of vehicles for sale. No write-downs were recorded for the three and six months ended June 30, 2023 and year ended December 31, 2022.

7. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Tooling, machinery, and equipment	61,630	32,863
Computer hardware	8,921	8,850
Computer software	9,128	9,053
Building	28,475	—
Land	5,800	—
Vehicles	1,527	1,356
Furniture and fixtures	742	742
Leasehold improvements	15,246	14,956
Construction-in-progress	273,668	276,968
Total property and equipment	405,137	344,788
Less: Accumulated depreciation	(42,525)	(33,388)
Property and equipment, net	$362,612	$311,400
Construction-in-progress is primarily related to the development of manufacturing lines as well as equipment and tooling necessary in the production of the Company’s vehicles. Completed tooling assets are transferred to their respective asset classes and depreciation begins when an asset is ready for its intended use.
Depreciation expense for property and equipment was $4.6 million and $9.1 million for the three and six months ended June 30, 2023, respectively. Depreciation expense for property and equipment was $2.9 million and $5.6 million for the three and six months ended June 30, 2022, respectively.
8. Accrued Expenses and Other Current liabilities
Accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued property and equipment purchases	$33,463	$24,797
Accrued research and development costs	20,196	17,736
Accrued professional fees	12,232	8,112
Other accrued expenses	15,071	12,446
Total accrued expenses	$80,962	$63,091
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

On November 10, 2022, the Company received an aggregate of $20.0 million on account of the third Pre-Paid Advance in accordance with the PPA. On December 31, 2022, the Company received an aggregate of $32.0 million on account of the fourth Pre-Paid Advance in accordance with the PPA ("Yorkville facilities"). In accordance with the second supplemental agreement, the fourth Pre-Paid Advance may, at the sole option of Yorkville, be increased by up to an additional $8.5 million (the "YA PPA Option"). On January 13, 2023, Yorkville partially exercised their option, and increased their investment amount by $5.3 million, which resulted in net proceeds of $5.0 million, and was applied to the fourth PPA. Pursuant to the second supplemental agreement, the fourth Pre-Paid Advance included issuances of warrants to Yorkville. Of the aggregate fourth Pre-Paid Advance proceeds, $14.8 million was allocated to convertible debt presented in the consolidated balance sheets as of December 31, 2022, and an additional $2.3 million was allocated to convertible debt as a result of Yorkville exercising the YA PPA Option. Refer to Note 15, Warrants, for further information on the warrants and the allocation of proceeds. As of June 30, 2023, 66.8 million shares of Common Stock have been issued to Yorkville under the third and fourth Pre-Paid Advance. The loss on extinguishment of debt from repaying the Yorkville facilities was $26.7 million and interest expense incurred as a result of effective interest under the PPA was $0.5 million.

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

Yorkville April Convertible Debenture

On April 24, 2023, the Company entered into a Securities Purchase Agreement with Yorkville, in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $48.0 million (the "April Convertible Debenture"). The net proceeds received by the Company from Yorkville includes a 6% discount of the Loan in accordance with the April Convertible Debenture. Of the aggregate proceeds, $41.4 million was allocated to convertible debt presented in the consolidated balance sheets as of June 30, 2023, and $3.7 million was allocated to derivative liabilities for an embedded redemption feature included in the April Convertible Debenture.

Amounts outstanding under the April Convertible Debenture could be offset by the issuance of shares of Common Stock to Yorkville at a price per share calculated pursuant to the April Convertible Debenture as the lower of $1.00 (“Fixed Price”) or 95% of the lowest daily VWAP on Nasdaq as of the five days immediately preceding the conversion date (“Variable Price”), which in no event would be less than $0.14 per share (“Floor Price”). The issuance of the shares of Common Stock under the April Convertible Debenture is subject to certain limitations, including that the aggregate number of shares of Common Stock issued pursuant to the Convertible Debenture cannot exceed 95.4 million ("Exchange Cap"). Interest accrues on the outstanding balance of the April Convertible Debenture at an annual rate equal to 1%, subject to an increase to 15% upon events of default described in the April Convertible Debenture. The April Convertible Debenture has a maturity date of June 24, 2024. Yorkville is not entitled to participate in any earnings distributions until the April Convertible Debenture is offset with shares of Common Stock. As of June 30, 2023, 35.7 million shares of Common Stock have been issued to Yorkville resulting in a loss on extinguishment of debt of $0.9 million. During the three and six months ended June 30, 2023, the Company incurred $0.1 million of interest expense and $1.5 million of amortization of debt discount.

The April Convertible Debenture provides that if the VWAP of shares of Common Stock is less than the Floor Price for at least five trading days during a period of seven consecutive trading days (“Trigger Date”) or the Company has issued substantially all of the shares of Common Stock available under the Exchange Cap, or the Company is unable to issue Common Stock to Yorkville which may be freely resold by Yorkville without any limitations or restrictions, including, without limitation, due to a stop order or suspension of the effectiveness of the Registration Statement, then the Company is required to make monthly cash payments of amounts outstanding under the April Convertible Debenture beginning on the 10th Trading Day after the Trigger Date and continuing on the same day of each successive calendar month until the entire amount of the April Convertible Debenture balance has been paid or until the payment obligation ceases. Pursuant to the April Convertible Debenture, the monthly payment obligation ceases if the Exchange Cap no longer applies and the VWAP is greater than the Floor Price for a period of five consecutive trading days, unless a subsequent triggering date occurs.

The Company, at its option, has the right, but not the obligation, to repay early in cash a portion or all amounts outstanding under the April Convertible Debenture, provided that the VWAP of the Common Stock is less than the Fixed Price during a period of three consecutive trading days immediately prior to the date on which the Company delivers a notice to Yorkville of its intent and such notice is delivered at least 10 trading days prior to the date on which the Company will make such payment. If elected, the early repayment amount is to include a 5% redemption premium (“Redemption Premium”). If any event of default has occurred, the full amount outstanding under the Loan plus the Redemption Premium, together with interest and other amounts owed in respect thereof, will become, at Yorkville’s election, immediately due and payable in cash.

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

Justin Texas Lease

On January 31, 2023, Canoo Technologies Inc. entered into a real estate lease for an approximately 8,000 square foot facility in Justin, Texas with an entity owned by Tony Aquila, Executive Chair and Chief Executive Officer ("CEO") of the Company. The initial lease term is three years, five months, commencing on November 1, 2022 and terminating on March 31, 2026, with one option to extend the term of the lease for an additional five years. Prior to execution, the contract was a month-to-month arrangement. The total minimum lease payments over the initial lease term is $0.3 million.
Oklahoma Manufacturing Facility Lease
On November 9, 2022, the Company entered into a PSA with Terex for the purchase of approximately 630,000 square foot vehicle manufacturing facility on approximately 121 acres in Oklahoma City, Oklahoma. On April 7, 2023, pursuant to the assignment of real estate purchase agreement, the Company assigned the right to purchase the Property to I-40 Partners, a special purpose vehicle managed by entities affiliated with the CEO. The Company then entered into a lease agreement with I-40 Partners commencing April 7, 2023. The lease term is approximately ten years with a five year renewal option and the minimum aggregate lease payment over the initial term is expected to be approximately $44.3 million, which includes equity portion of rent composed of $1.5 million fully vested non-refundable shares. Refer to Note 15 on warrants issued in conjunction with this lease.
The lease was evaluated as a sale and leaseback of real estate because the Company was deemed to control the asset once the rights under the PSA were assigned to I-40 Partners. We accounted for the transaction as a financing lease since the lease agreement contains a repurchase option which precludes sale and leaseback accounting. The purchase option is exercisable between the third and fourth anniversary of the lease commencement in the greater of the fair value or a 150% of the amounts incurred by Landlord for the purchase price for the Property, the construction allowance, and expenses incurred with the purchase of the Property.

The lease did not qualify for sale-leaseback accounting and was accounted for as a financing obligation. Under a failed sale-leaseback transaction, the real estate assets generally recorded on the consolidated balance sheet and are depreciated over their useful lives while a failed sale and leaseback financing obligation is recognized for the proceeds. As a result, the Company recorded an asset and a corresponding finance liability in the amount of the purchase price of $34.2 million. The financing liability was initially allocated to the warrants issued to I-40 valued at $0.9 million described in Note 15 and the derivative liability valued at $0.6 million described in Note 4.

As described above, for the failed sale and leaseback transaction, we reflect the real estate asset on our Balance Sheets in Property and equipment, net as if we were the legal owner, and we continue to recognize depreciation expense over the estimated useful life. We do not recognize rent expense related to the lease, but we have recorded a liability for the failed sale and leaseback obligation and monthly interest expense. The Company could not readily determine the implicit rate in the lease, as such the Company imputed an interest rate of approximately 10%. There have been no gains or losses recorded in connection with the transactions described above.

Future minimum payments under the failed sale leaseback are as follows (in thousands):

2023 (excluding the six months ended June 30, 2023)	1,087
2024	3,200
2025	3,635
2026	4,097
2027	4,302
Thereafter	26,031
Total payments	42,352
Lease Portfolio
The Company uses an estimated incremental borrowing rate based on information available at lease commencement to determine the present value of lease payments when the rate implicit in the lease is not readily determinable. The weighted average discount rate used was 6.70%. As of June 30, 2023, the remaining operating lease ROU asset and operating lease liability were approximately $37.9 million and $40.2 million, respectively. As of December 31, 2022, the operating lease ROU asset and operating lease liability were approximately $39.3 million and $40.8 million, respectively. As of June 30, 2023 and December 31, 2022, $2.9 million and $2.2 million, respectively, of the lease liability was determined to be short term and was included in accrued expenses and other current liabilities within the condensed consolidated balance sheets.
Related party lease expense related to the Company's leases in Justin, Texas was $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively. Related party lease expense related to the Company's leases in Justin, Texas was $0.2 million and $0.3 million for the three and six months ended June 30, 2022, respectively.

Certain lease agreements also provide the Company with the option to renew for additional periods. These renewal options are not considered in the remaining lease term unless its reasonably certain that the Company will exercise such options. The weighted average remaining lease term as of June 30, 2023 and December 31, 2022 was 9.2 years and 9.7 years, respectively.

Throughout the term of the lease agreements, the Company is responsible for paying certain operating costs, in addition to rent, such as common area maintenance, taxes, utilities, and insurance. These additional charges are considered variable lease costs and are recognized in the period in which costs are incurred.
Maturities of the Company’s operating lease liabilities at June 30, 2023 were as follows (in thousands):

Operating Lease
2023 (excluding the six months ended June 30, 2023)	$2,681
2024	5,573
2025	5,728
2026	5,504
2027	5,532
Thereafter	29,520
Total lease payments	54,538
Less: imputed interest(1)	14,366
Present value of operating lease liabilities	40,172
Current portion of operating lease liabilities(2)	2,864
Operating lease liabilities, net of current portion	$37,308
__________________________
(1)Calculated using the incremental borrowing rate
(2)Included within Accrued expenses and other current liabilities line item on the Condensed Consolidated Balance Sheet.

11. Commitments and Contingencies
Commitments
In connection with the commencement of the Company's Bentonville, Arkansas and Michigan leases in 2022, the Company issued standby letters of credit of $9.5 million and $1.1 million, respectively which are included in restricted cash within the accompanying consolidated balance sheet as of June 30, 2023.

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

On April 2, 2021 and April 9, 2021, the Company was named as a defendant in putative class action complaints filed in California on behalf of individuals who purchased or acquired shares of the Company’s stock during a specified period. Through the complaint, plaintiffs are seeking, among other things, compensatory damages. The Company has filed a pending motion to dismiss the complaints. On February 28, 2023, the court granted the Company’s motion to dismiss with leave to amend. On March 10, 2023, the lead plaintiff filed a second amended consolidated complaint. On March 23, 2023, the court entered a stipulated order setting a briefing schedule on the Company’s anticipated motion to dismiss the second amended consolidated complaint. On April 10, 2023, the court entered a stipulated order granting the lead plaintiff leave to file a third amended consolidated complaint and relieving defendants of any obligation to respond to the second amended consolidated complaint. Under the April 10, 2023 order, within 14 days of the release of any order regarding a settlement between the Company and the SEC, the parties shall confer and jointly submit a proposed schedule for the filing of any third amended consolidated complaint and for the filing of the defendant's response to the third amended consolidated complaint. The final determinations of liability arising from these litigation matters will only be made following comprehensive investigations and litigation processes.
On August 4, 2023, the SEC announced settled charges against the Company, its former Chief Executive Officer, Ulrich Kranz, and its former Chief Financial Officer, Paul Balciunas, for making inaccurate revenue projections. The SEC also charged Canoo and Kranz with misconduct related to nearly $1 million in undisclosed executive compensation.
Without admitting or denying the SEC's allegations, Kranz and Balciunas have each consented to the entry of judgments against them, which are subject to court approval. Kranz agreed to be permanently enjoined from violating the anti-fraud provision of Section 17(a)(3) of the Securities Act of 1933 and the proxy solicitation provisions of Section 14(a) of the Securities Exchange Act of 1934 and Rules 14a-3 and 14a-9 thereunder, as well as from aiding and abetting violations of the reporting provisions of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1, and 13a-11 thereunder. Kranz also consented to a three-year officer and director bar and payment of a $125,000 civil penalty. Balciunas agreed to be permanently enjoined from violating Section 14(a) of the Exchange Act and Rule 14a-3 thereunder, as well as from aiding and abetting violations of Section 13(a) of the Exchange Act and Rule 13a-11 thereunder. Balciunas further consented to a two-year officer and director bar, payment of $7,500 in disgorgement and prejudgment interest, and a $50,000 civil penalty.
The SEC also instituted a related settled administrative proceeding against the Company. Without admitting or denying the findings, the Company agreed to the entry of a cease-and-desist order prohibiting further violations of Sections 17(a)(2) and (3) of the Securities Act, Sections 13(a) and 14(a) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, 14a-3 and 14a-9 thereunder. The company also agreed to pay a civil penalty of $1,500,000.
In March 2022, the Company received demand letters on behalf of shareholders of the Company identifying purchases and sales of the Company’s securities within a period of less than six months by DD Global Holdings Ltd. (“DDG”) that resulted in profits in violation of Section 16(b) of the Exchange Act. On May 9, 2022, the Company brought an action against DDG in the Southern District of New York seeking the disgorgement of the Section 16(b) profits obtained by DDG from such purchases and sales. In the action, the Company seeks to recover an estimated $61.1 million of Section 16(b) profits. Oral argument has not been scheduled and discovery has not yet commenced.
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
12. Related Party Transactions
On November 25, 2020, Canoo Holdings Ltd., prior to the Company's merger with HCAC ("Legacy Canoo") entered into an agreement, which remains in effect, with the CEO of the Company to reimburse Mr. Aquila for certain air travel expenses based on certain agreed upon criteria (“aircraft reimbursement”). The total aircraft reimbursement to Mr. Aquila for the use of an aircraft owned by Aquila Family Ventures, LLC (“AFV"), an entity controlled by Mr. Aquila, for the purposes related to the business of the Company was $0.9 million and $1.4 million for the three and six months ended June 30, 2023, respectively. The reimbursement was approximately $0.2 million and $0.6 million for the three and six months ended June 30, 2022, respectively. In addition, certain AFV staff provided the Company with shared services support in its Justin, Texas corporate office facility. For the three and six months ended June 30, 2023, the Company paid AFV approximately $0.5 million and $1.0 million, respectively, for these services. For the three and six months ended June 30, 2022, the Company paid AFV approximately $0.3 million and $0.5 million, respectively, for these services.
On May 10, 2022, the Company entered into Common Stock Subscription Agreement providing for the purchase of an aggregate of $13.7 million shares of the Company’s Common Stock at a price of $3.65 per share for an aggregate purchase price of $50.0 million ("May 2022 PIPE"). The purchasers of the shares are special purpose vehicles managed by entities affiliated with Mr. Aquila. The closing of the May 2022 PIPE occurred on May 20, 2022.
On June 22, 2023, the Company entered into a Common Stock and Common Warrant Subscription Agreement with certain special purpose vehicles managed by entities affiliated with Mr. Aquila ("June 2023 PIPE"). The Subscription Agreement provides for the sale and issuance by the Company of 16.3 million shares of the Company’s Common Stock, together with warrants to purchase up to 16.3 million shares of Common Stock at a combined purchase price of $0.54 per share and accompanying warrants. The total net proceeds from the transaction was $8.8 million. The warrant issued is further discussed in Note 15.
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

During the three and six months ended June 30, 2023, the Company sold 1.9 million shares of Common Stock at prices ranging from $0.60 to $0.71 for net proceeds of $1.2 million under the ATM Offering.
Yorkville Standby Equity Purchase Agreement
On May 10, 2022, the Company entered into the SEPA with Yorkville. Pursuant to the SEPA, the Company could sell to Yorkville up to $250.0 million of its shares of Common Stock, at the Company’s request any time during the 36 months following the execution of the SEPA. Under the agreement, the Company issued 14.2 million shares of Common Stock to Yorkville, respectively, for cash proceeds of $32.5 million with a portion of the shares issued as non-cash stock purchase discount under the SEPA. Effective August 26, 2022, the Company terminated the SEPA. At the time of termination, there were no outstanding borrowings, advance notices, shares of Common Stock to be issued or fees due under the SEPA.

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

On February 5, 2023, the Company also issued warrants to purchase 2.0 million shares of our Common Stock (the “Placement Agent Warrants”) to our placement agent as part of the compensation payable for acting as our exclusive placement agent in connection with the SPA. The Placement Agent Warrants had the same terms as the warrants issued under the SPA. These warrants are equity classified and was measured at fair value on the issuance date. As of June 30, 2023, $1.6 million is reflected on the condensed consolidated statement of stockholders' equity as it relates to the issuance of these warrants.

The Company entered into other equity agreements including the Yorkville PPA and April Convertible Debenture discussed in Note 9, the May 2022 PIPE and June 2023 PIPE discussed in Note 12, and warrants issued to various parties discussed in Note 15.
14. Stock-based Compensation
Restricted Stock Units

The Company granted stock to compensate existing employees and attract top talent, primarily through various forms of equity, including restricted stock unit awards (“RSU”). Each RSU represents a contingent right to receive one share of Common Stock. During the three and six months ended June 30, 2023, 7.8 million and 9.5 million RSUs were granted subject to time-based vesting, respectively. During the three and six months ended June 30, 2022, 8.9 million and 11.7 million RSUs were granted subject to time-based vesting, respectively.

The total fair value of restricted stock units granted during the three and six months ended June 30, 2023 were $5.5 million and $6.7 million, respectively. The total fair value of restricted stock units granted during the three and six months ended June 30, 2022 were $30.3 million and $47.1 million, respectively.
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

PSUs subject to performance conditions, such as operational milestones, are measured on the grant date, the total fair value of which is calculated as the product of the number of PSUs and the grant date stock price. Compensation expense for PSUs with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period. The PSUs vest based on the Company's achievement of certain specified operational milestones by various dates through December 2025. The Company granted no PSUs to employees during the three and six months ended June 30, 2023, respectively. The Company granted 4.2 million PSUs to employees during the three and six months ended June 30, 2022, with a total grant date fair value of $13.8 million. As of June 30, 2023, the Company's analysis determined that these operational milestone events are probable of achievement and as such, compensation expense excluding the impact of forfeitures of $1.1 million and $2.3 million has been recognized for previously awarded PSUs to employees during the three and six months ended June 30, 2023, respectively. The compensation expense was recognized during the three and six months ended June 30, 2022 was $1.6 million.
There were no PSUs granted to the CEO during the three and six months ended June 30, 2023 and 2022. The compensation expense recognized for previously awarded PSUs to the CEO was $3.6 million and $7.1 million for the three and six months ended June 30, 2023, respectively. The compensation expense recognized for previously awarded PSUs to the CEO was $4.4 million and $9.1 million for the three and six months ended June 30, 2022, respectively.
The following table summarizes the Company’s stock-based compensation expense by line item for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Research and development	$209	$8,190	$4,344	$15,126
Selling, general and administrative	6,498	12,583	12,199	26,327
Total	$6,707	$20,773	$16,543	$41,453
The Company’s total unrecognized compensation cost as of June 30, 2023 was $37.4 million
2020 Employee Stock Purchase Plan
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
During the three and six months ended June 30, 2023, total employee withholding contributions for the 2020 ESPP was $0.2 million and $0.6 million, respectively. During the three and six months ended June 30, 2022, total employee withholding contributions for the 2020 ESPP was $0.8 million and $2.0 million, respectively. Approximately $0.1 million and $0.3 million of stock-based compensation expense was recognized for the 2020 ESPP during the three and six months ended June 30, 2023, respectively, and $0.5 million and $0.9 million of stock-based compensation expense was recognized for the 2020 ESPP during the three and six months ended June 30, 2022, respectively.
15. Warrants
Public Warrants
As of June 30, 2023, the Company had 23,755,069 public warrants outstanding. Each public warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment. The public warrants will expire on December 21, 2025, or earlier upon redemption or liquidation.

There were no public warrants exercised for the three and six months ended June 30, 2023 and 2022.
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

In connection with the Walmart EV Fleet Purchase Agreement, the Company entered into a Warrant Issuance Agreement with Walmart pursuant to which the Company issued to Walmart a Warrant to purchase an aggregate of 61.2 million shares of Common Stock, subject to certain anti-dilutive adjustments, at an exercise price of $2.15 per share, which represented approximately 20% ownership in the Company on a fully diluted basis as of the issuance date. As a result of the anti-dilution adjustments, the Warrant is currently exercisable for an aggregate of 62.1 million shares of Common Stock at a per share exercise price of $2.12. The Warrant has a term of 10 years and is vested with respect to 15.3 million shares of Common Stock. Thereafter, the Warrant will vest quarterly in amounts proportionate with the net revenue realized by the Company from transactions with Walmart or its affiliates under the Walmart EV Fleet Purchase Agreement or enabled by any other agreement between the Company and Walmart, and any net revenue attributable to any products or services offered by Walmart or its affiliates related to the Company, until such net revenue equals $300.0 million, at which time the Warrant will have vested fully.

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

As of June 30, 2023, a total of 15.3 million warrants have vested, of which none have been exercised.

Yorkville Warrants
In connection with the Yorkville PPA discussed in Note 9, the Company issued warrants to Yorkville to purchase an aggregate of 29.6 million shares of Common Stock, with an exercise price of $1.15 per share and expiration date of December 31, 2023. On January 13, 2023 Yorkville partially exercised their option to increase their investment and the Company issued warrants to Yorkville to purchase an additional 4.6 million shares of Common Stock. Upon the expiration of the option on January 31, 2023, a $0.3 million gain was recognized as a result of remeasuring the warrant liability and $19.5 million was reclassified from liability to additional paid in capital. The exercise price of the warrants was adjusted to $1.05 per share on February 9, 2023 and subsequently adjusted to $0.62 per share on April 24, 2023.
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
As of June 30, 2023 the Company had issued warrants to Yorkville to purchase an aggregate of 34.2 million shares of Common Stock, of which all of the warrants have been exercised at a price of $0.62 per share, for gross cash proceeds of $21.2 million.

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

The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants at the issuance date was measured using the Black-Scholes-Merton option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	4.61
Expected volatility	124.9%
Expected dividend rate	—%
Risk free rate	4.16%
Estimated fair value per warrant	$0.35
Exercise price	$1.30
Stock price	$0.48

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

As the common stock and warrants were issued in a single transaction, the total proceeds from the transaction were allocated among the freestanding instruments. The fair value of the warrants measured at issuance was $40.0 million, with the remaining proceeds allocated to the common stock, which is included in additional paid-in capital presented in the consolidated balance sheets. The fair value as of June 30, 2023 was $17.7 million resulting in a gain of $22.3 million for the six months ended June 30, 2023. None of the warrants have been exercised as of June 30, 2023.

June 2023 PIPE

On June 22, 2023, the Company received an aggregate of $8.8 million in connection with the Common Stock and Common Warrant Subscription Agreement. The Company issued warrants to multiple parties to purchase an aggregate of 16.3 million shares of Common Stock, with an exercise price of $0.67 per share and will be initially exercisable beginning six months following the date of issuance and will expire five years from the initial exercise date.

The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants at the issuance date was measured using the Black-Scholes option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	5.48
Expected volatility	124.9%
Expected dividend rate	—%
Risk free rate	4.05%
Estimated fair value per warrant	$0.41
Exercise price	$0.67
Stock price	$0.48

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

The fair value of the warrants measured at issuance was $7.0 million, with the remaining proceeds allocated to the common stock, which is included in additional paid-in capital presented in the consolidated balance sheets. As of June 30, 2023, the fair value of the warrants were $6.6 million resulting in a gain of $0.4 million for the three and six months ended June 30, 2023. None of the warrants have been exercised as of June 30, 2023.

I-40 Warrants
In connection with the lease agreement entered into with I-40 Partners discussed in Note 10, the Company issued warrants to I-40 Partners to purchase an aggregate of 2.3 million shares of Common Stock, with an exercise price of $0.65 per share and expiration date of October 7, 2028.
The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants at the issuance date was measured using the Black-Scholes option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	5.27
Expected volatility	124.9%
Expected dividend rate	—%
Risk free rate	4.07%
Estimated fair value per warrant	$0.40
Exercise Price	$0.65
Stock Price	$0.48

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

The fair value of the warrants measured at issuance and as of June 30, 2023 was $0.9 million. As of June 30, 2023, none of the warrants have been exercised.
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
Net loss per share is presented in conformity with the two-class method required for participating securities. The following table presents the outstanding potentially dilutive shares that have been excluded from the computation of diluted net loss per share, because including them would have an anti-dilutive effect (in thousands):

	June 30,
	2023	2022
Convertible debt (Note 9)	59,749	—
Restricted and performance stock units	32,871	35,498
Restricted common stock shares	—	3,197
Early exercise of unvested stock options	245	1,277
Options to purchase common stock	117	221
17. Income Taxes
As the Company has not generated any taxable income since inception, the cumulative deferred tax assets remain fully offset by a valuation allowance, and no benefit from federal or state income taxes has been included in the condensed consolidated financial statements.
18. Subsequent Events
Second Convertible Debentures and Warrants
On June 30, 2023, the Company entered into a Securities Purchase Agreement with Yorkville (the "June SPA") in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $26.6 million (the “June Initial Debenture”) and pursuant to which the Company granted Yorkville an option (the “June Option”) to purchase additional convertible debentures in an aggregate principal amount of up to $53.2 million. In conjunction with the June SPA, the Company issued to Yorkville an initial warrant (the “June Initial Warrant”) to purchase 49.6 million shares of Common Stock at an exercise price of $0.54. If Yorkville exercises the June Option, the Company will issue to Yorkville an additional warrant (the “June Option Warrant”) for a number of shares of Common Stock determined by dividing the principal amount so exercised (up to $53.2 million) by $0.54. The June Initial Warrant is immediately exercisable and will expire on June 30, 2028. The June Option Warrant, to the extent issued, will be issued on the same terms as the June Initial Warrant except that the exercise price of the June Option Warrant will be $0.67 per share. The convertible debenture is initially recognized on the settlement date of July 3, 2023.
August PIPE
On August 4, 2023, the Company entered into a Common Stock and Common Warrant Subscription Agreement with certain special purpose vehicles managed by entities affiliated with Mr. Aquila ("August 2023 PIPE"). The Subscription Agreement provides for the sale and issuance by the Company of 5.6 million shares of the Company’s

Common Stock, together with warrants to purchase up to 5.6 million shares of Common Stock at a combined purchase price of $0.54 per share and accompanying warrants. The total net proceeds from the transaction was $3.0 million.
Third Convertible Debentures and Warrants
On August 2, 2023, the Company entered into a Securities Purchase Agreement with Yorkville (the "August SPA") in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $27.9 million (the “August Initial Debenture”) and pursuant to which the Company granted Yorkville an option (the “August Option”) to purchase additional convertible debentures in an aggregate principal amount of up to $53.2 million. In conjunction with the August SPA, the Company issued to Yorkville an initial warrant (the “August Initial Warrant”) to purchase 49.6 million shares of Common Stock at an exercise price of $0.54. If Yorkville exercises the August Option, the Company will issue to Yorkville an additional warrant (the “August Option Warrant”) for a number of shares of Common Stock determined by dividing the principal amount so exercised (up to $53.2 million) by $0.54. The August Initial Warrant is immediately exercisable and will expire on August 2, 2028. The August Option Warrant, to the extent issued, will be issued on the same terms as the August Initial Warrant except that the exercise price of the August Option Warrant will be $0.67 per share. The convertible debenture is initially recognized on the settlement date of August 2, 2023.
On August 2, 2023, the Company and Yorkville agreed to transfer the outstanding balance on the April Convertible Debenture to the August Initial Debenture. Such outstanding balance is reflected in the aggregate principal amount issuable available under the August Initial Debenture. As a result of such transfer, no amounts remain outstanding under the April Convertible Debenture. All amounts under the August Initial Debenture, including amounts assumed in respect of the April Convertible Debenture, are to be governed by the terms of the August SPA and the August Convertible Debenture.
State of Oklahoma Incentives
As of August 13, 2023, Canoo has signed all contracts and completed all approvals necessary to begin realizing incentives offered by the State of Oklahoma for Canoo’s facilities in Oklahoma City and Pryor, Oklahoma. The incentives, which are available to all investors in the state that meet statutory criteria, include payroll rebates, tax credits, tax exemptions and support for workforce training. The company estimates the maximum value of the incentives at up to $113.2 million. Oklahoma’s economic development incentives are performance-based and designed to deliver a net benefit to state taxpayers. To benefit from incentives, Canoo must meet investment and job creation milestones.
The Company has analyzed its operations subsequent to June 30, 2023, through the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose.

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

We believe we are one of the first automotive manufacturers focused on monetizing value across the entirety of the vehicle lifecycle, across multiple owners. Our platform and data architecture is purpose-built to be durable and serve as the foundation for the vehicles we intend to offer, unlocking a highly differentiated, multi-layer business model. The foundational layer is our Multi-Purpose Platform (“MPP” or “platform”) architecture, which serves as the base of our vehicles, including the Lifestyle Vehicle and its Base, Premium, and Adventure trims; the Lifestyle Delivery Vehicle and its 130 and 190 trims; the Multi-Purpose Delivery Vehicle (“MPDV”) and the Pickup. The next layer is cybersecurity which is embedded in our vehicle to ensure the privacy and protection of vehicle data. Our top hats, or cabins, are modular and purpose-built to provide tailored solutions for our customers. This intentional design enables us to efficiently use resources to produce only what is necessary, underscoring our focus on sustainability and returning capital to customers. The remaining layers, connected accessories and digital customer ecosystem, present high-margin opportunities that extend beyond the initial vehicle sale, across multiple owners. Owners will further be able to customize their vehicles by adding connected accessories such as Bluetooth devices or infotainment systems. In addition, there are opportunities for software sales throughout the vehicle life, including predictive maintenance and service software or advanced driver assistance systems (“ADAS”) upgrades.

Our platform architecture is a self-contained, fully functional rolling chassis that directly houses the most critical components for operation of an EV, including our in-house designed proprietary electric drivetrain, battery systems, advanced vehicle control electronics and software and other critical components, which all have been optimized for functional integration. Both our true steer-by-wire system, believed to be the first such system applied to a production-intent vehicle, and our transverse composite leaf-spring suspension system are core components of our platform’s differentiated functionality, enabling the development of a broad range of vehicle types and use cases due to the chassis’ flat profile and fully variable steering positions. All of our announced vehicles, including the Lifestyle Vehicle, the Lifestyle Delivery Vehicle, the MPDV and the Pickup, will share a common platform architecture paired with different top hats to create a range of uniquely customized and use case optimized purpose-built mobility solutions targeting multiple segments of the rapidly expanding EV marketplace.

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

Gain on Fair Value Change in Warrant Liability

The gain on fair value change in the warrant liability is primarily due to the change in fair value of the corresponding warrant liability related to warrants described in Note 15.

Loss on Extinguishment of Debt

The loss on extinguishment of debt arose from the redemption of our convertible debt with Yorkville into Common Stock, as discussed in Note 9, Convertible Debt.
Other (expense), net
Other expense is due to financing expenses related to the SPA and Placement Agent warrants, as discussed in Note 15, Warrants.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2023 and 2022
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(in thousands)	2023	2022			2023	2022
Revenue	$—	$—	$—	NM	—	—	—	NM
Costs and Operating Expenses
Cost of revenue, excluding depreciation	—	—	—	NM	—	—	—	NM
Research and development expenses, excluding depreciation	38,582	115,460	(76,878)	(67)%	85,686	197,946	(112,260)	(57)%
Selling, general and administrative expenses, excluding depreciation	30,421	55,152	(24,731)	(45)%	60,270	110,773	(50,503)	(46)%
Depreciation	4,562	2,892	1,670	58%	9,137	5,570	3,567	64%
Total costs and operating expenses	73,565	173,504	(99,939)	(58)%	155,093	314,289	(159,196)	(51)%
Loss from operations	(73,565)	(173,504)	99,939	(58)%	(155,093)	(314,289)	159,196	(51)%
Interest (expense) income	(2,264)	19	(2,283)	NM	(2,560)	(9)	(2,551)	NM
Gain on fair value change in contingent earnout shares liability	59	9,471	(9,412)	(99)%	2,564	24,936	(22,372)	(90)%
Gain on fair value change in warrant and derivative liability	5,623	—	5,623	NM	22,965	—	22,965	NM
Loss on extinguishment of debt	(949)	—	(949)	NM	(27,688)	—	(27,688)	NM
Other income (expense), net	226	(378)	604	NM	(1,790)	(395)	(1,395)	NM
Loss before income taxes	(70,870)	(164,392)	93,522	(57)%	(161,602)	(289,757)	128,155	(44)%
Provision for income taxes	—	—	—	NM	—	—	—	NM
Net loss and comprehensive loss	(70,870)	(164,392)	93,522	(57)%	(161,602)	(289,757)	128,155	(44)%
“NM” means not meaningful
Research and Development Expenses, excluding Depreciation

Research and development expenses decreased by $76.9 million, or 67%, to $38.6 million in the three months ended June 30, 2023, compared to $115.5 million in the three months ended June 30, 2022. The decrease was primarily due to decreases in research and development costs of $47.3 million, salary and benefit costs of $11.6 million, stock based compensation costs of $8.0 million, and professional fees of $5.0 million. Other factors affecting research and development expenses were individually immaterial.

Research and development expenses decreased by $112.3 million, or 57%, to $85.7 million in the six months ended June 30, 2023. The decrease was primarily due to decreases in research and development costs of $75.2 million, salaries and benefits costs of $14.5 million, stock based compensation costs of $10.8 million, and professional fees of $6.5 million.

Research and development costs decreased by $47.3 million to $9.8 million in the three months ended June 30, 2023, compared to $57.1 million in the three months ended June 30, 2022 and $75.2 million to $18.1 million in the six months ended June 30, 2023 compared to $93.3 million for the six months ended June 30, 2022. The decrease was primarily due to decreases in spending related to engineering and design, gamma parts and redirecting focus on initiatives related to homologation.

Salary and benefit costs decreased by $11.6 million to $25.3 million in the three months ended June 30, 2023, compared to $36.9 million in the three months ended June 30, 2022 and by $14.5 million to $52.7 million in the six months ended June 30, 2023, compared to $67.2 million in the six months ended June 30, 2022. This was due to changes in headcount driven by the Company's focus on essential activities until production begins.

Stock based compensation expenses decreased by $8.0 million to $0.2 million in the three months ended June 30, 2023, compared to $8.2 million in the three months ended June 30, 2022 and by $10.8 million to $4.3 million in the six months ended June 30, 2023 compared to $15.1 million for the six months ended June 30, 2022. The decrease was primarily due to less grants of restricted stock units in the current period, and graded vesting of stock-based compensation expense.
Professional fee costs decreased by $5.0 million to $0.5 million in the three months ended June 30, 2023, compared to $5.5 million in the in the three months ended June 30, 2022 and by $6.4 million to $1.1 million for the six months ended June 30, 2023, compared to $7.5 million in the six months ended June 30, 2022. The decrease was primarily due to reductions in consulting and recruiting fees that are not essential until full production begins.
Selling, General and Administrative Expenses, excluding Depreciation
Selling, general and administrative expenses decreased by $24.7 million, or 45%, to $30.4 million for the three months ended June 30, 2023, compared to $55.2 million for the three months ended June 30, 2022. The decrease was primarily due to salary and benefits expense of $6.5 million, stock-based compensation expense of $6.1 million professional fee expense of $5.5 million, and marketing and events of $5.4 million. Other factors affecting selling, general and administrative expenses were individually immaterial.
Selling, general and administrative expenses decreased by $50.5 million, or 46%, to $60.3 million for the six months ended June 30, 2023, compared to $110.8 million in the six months ended June 30, 2022. The decrease was primarily due to professional fee expense of $14.5 million, stock-based compensation expense of $14.1 million, salary and benefits expense of $11.2 million, and marketing and events of $7.3 million. Other factors affecting selling, general and administrative expenses were individually immaterial.
Salary and benefit costs decreased by $6.5 million to $7.9 million in the three months ended June 30, 2023, compared to $14.4 million in the three months ended June 30, 2022. Salary and benefit costs decreased by $11.2 million to $16.3 million in the six months ended June 30, 2023, compared to $27.5 million in the six months ended June 30, 2022. This was due to changes in headcount driven by the Company's focus on essential activities.
Stock-based compensation costs decreased by $6.1 million to $6.5 million in the three months ended June 30, 2023, compared to $12.6 million in the three months ended June 30, 2022. Stock-based compensation costs decreased by $14.1 million to $12.2 million in the six months ended June 30, 2023, compared to $26.3 million in the six months ended June 30, 2022. The decrease was primarily due to less grants of restricted stock units in the current period, and graded vesting of stock-based compensation expense.
Professional fee costs decreased by $5.5 million to $5.8 million in the three months ended June 30, 2023, compared to $11.3 million in the three months ended June 30, 2022. Professional fee costs decreased by $14.5 million to $11.5 million in the six months ended June 30, 2023, compared to $26.0 million in the six months ended June 30, 2022. The decrease was primarily due to reductions in consulting and recruiting fees that are not essential to the business.
Marketing and events costs decreased by $5.4 million to $0.1 million in the three months ended June 30, 2023, compared to $5.5 million in the three months ended June 30, 2022. Marketing and events costs decreased by $7.3 million to $0.4 million in the six months ended June 30, 2023, compared to $7.7 million in the six months ended June 30, 2022. The decrease was primarily due to the company's reduced investment in marketing expenses.

Depreciation Expense
Depreciation expense increased by $1.7 million to $4.6 million in the three months ended June 30, 2023, compared to $2.9 million for the three months ended June 30, 2022 and by $3.5 million to $9.1 million in the six months ended June 30, 2023, compared to $5.6 million in the six months ended June 30, 2022. The increase was primarily due to tooling assets being transferred into service.
Interest (expense)
Interest expense increased by $2.3 million and $2.6 million in the three and six months ended June 30, 2023, primarily due to amortization of debt discount on the Convertible Debenture of $1.5 million.
Gain on Fair Value Change in Contingent Earnout Shares Liability
Gain on fair value change in contingent earnout shares liability decreased by $9.4 million to $0.1 million in the three months ended June 30, 2023, compared to $9.5 million for the three months ended June 30, 2022 and by $22.3 million to $2.6 million in the six months ended June 30, 2023, compared to $24.9 million in the six months ended June 30, 2022 . The change was primarily due to the periodic remeasurement of the fair value of our contingent earnout shares liability.
Gain on Fair Value Change in Warrant and Derivative Liability
Gain on fair value change in warrant and derivative liability increased by $5.6 million in the three months ended June 30, 2023, and by $23.0 million in the six months ended June 30, 2023, which was primarily due the fair value change of the corresponding warrant liability related to warrants discussed in Note 15.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased by $0.9 million and $27.7 million in the three and six months ended June 30, 2023, which was due to the repayments made to Yorkville on the PPA and Convertible Debenture through the issuance of shares.
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
EBITDA, Adjusted EBITDA, Adjusted Net Loss and Adjusted Earnings Per Share ("EPS")

“EBITDA” is defined as net loss before interest expense, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation, restructuring charges, asset impairments, non-routine legal fees, and other costs associated with exit and disposal activities, acquisition and related costs, changes to the fair value of contingent earnout shares liability, changes to the fair value of warrant and derivative liability, loss on extinguishment of debt, and any other one-time non-recurring transaction amounts impacting the statement of operations during the year. "Adjusted Net Loss" is defined as net loss adjusted for stock-based compensation, restructuring charges, asset impairments, non-routine legal fees, and other costs associated with exit and disposal activities, acquisition and related costs, changes to the fair value of contingent earnout shares liability, changes to the fair value of warrants and derivative liability, loss on extinguishment of debt, and any other one-time non-recurring transaction amounts impacting the statement of operations during the year. "Adjusted EPS" is defined as Adjusted Net Loss on a per share basis using the weighted average shares outstanding.

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
These non-GAAP financial measures, when presented, are reconciled to the most closely comparable U.S. GAAP measure as disclosed below for the three and six months ended June 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended June 30,
	2023			2022
	EBITDA	Adjusted EBITDA	Adjusted Net Loss	EBITDA	Adjusted EBITDA	Adjusted Net Loss
Net loss	$(70,870)	$(70,870)	$(70,870)	$(164,392)	$(164,392)	$(164,392)
Interest expense (income)	2,264	2,264	—	(19)	(19)	—
Provision for income taxes	—	—	—	—	—	—
Depreciation	4,562	4,562	—	2,892	2,892	—
Gain on fair value change in contingent earnout shares liability	—	(59)	(59)	—	(9,471)	(9,471)
Gain on fair value change in warrant and derivative liability	—	(5,623)	(5,623)	—	—	—
Loss on extinguishment of debt	—	949	949	—	—	—
Other income (expense), net	—	(226)	(226)	—	378	378
Stock-based compensation	—	6,707	6,707	—	20,773	20,773
Adjusted Non-GAAP amount	(64,044)	(62,296)	(69,122)	(161,519)	(149,839)	(152,712)

US GAAP net loss per share
Basic	N/A	N/A	(0.14)	N/A	N/A	(0.68)
Diluted	N/A	N/A	(0.14)	N/A	N/A	(0.68)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic	N/A	N/A	(0.14)	N/A	N/A	(0.63)
Diluted	N/A	N/A	(0.14)	N/A	N/A	(0.63)

Weighted-average common shares outstanding:
Basic	N/A	N/A	505,576	N/A	N/A	$242,772
Diluted	N/A	N/A	505,576	N/A	N/A	$242,772

	Six Months Ended June 30,
	2023			2022
	EBITDA	Adjusted EBITDA	Adjusted Net Loss	EBITDA	Adjusted EBITDA	Adjusted Net Loss
Net loss	$(161,602)	(161,602)	(161,602)	$(289,757)	$(289,757)	$(289,757)
Interest expense (income)	2,560	2,560	—	9	9	—
Provision for income taxes	—	—	—	—	—	—
Depreciation	9,137	9,137	—	5,570	5,570	—
Gain on fair value change in contingent earnout shares liability	—	(2,564)	(2,564)	—	(24,936)	(24,936)
Gain on fair value change in warrant and derivative liability	—	(22,965)	(22,965)	—	—	—
Loss on extinguishment of debt	—	27,688	27,688	—	—	—
Other income (expense), net	—	1,790	1,790	—	395	395
Stock-based compensation	—	16,543	16,543	—	41,453	41,453
Adjusted Non-GAAP amount	(149,905)	(129,413)	(141,110)	(284,178)	(267,266)	(272,845)

US GAAP net loss per share
Basic	N/A	N/A	(0.35)	N/A	N/A	(1.22)
Diluted	N/A	N/A	(0.35)	N/A	N/A	(1.22)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic	N/A	N/A	(0.31)	N/A	N/A	(1.15)
Diluted	N/A	N/A	(0.31)	N/A	N/A	(1.15)

Weighted-average common shares outstanding:
Basic	N/A	N/A	462,303	N/A	N/A	238,242
Diluted	N/A	N/A	462,303	N/A	N/A	238,242
Liquidity and Capital Resources
As of June 30, 2023, we had unrestricted cash and cash equivalents in the amount of $5.0 million, which were primarily invested in money market funds that consist of liquid debt securities issued by the U.S. government. In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. Additionally, see discussion related to the operating lease maturity schedule and any new leases entered into in Note 10 of the notes to our accompanying financial statements.

We have incurred and expect to incur, net losses which have resulted in an accumulated deficit of $1.3 billion as of June 30, 2023. Management continues to explore raising additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing to supplement the Company’s capitalization and liquidity. If and as we raise additional funds by incurring loans or by issuing debt securities or preferred stock, these forms of financing have rights, preferences, and privileges senior to those of holders of our Common Stock. The availability and the terms under which we are able to raise additional capital could be disadvantageous, and the terms of debt financing or other non-dilutive financing involve restrictive covenants and dilutive financing instruments, which could place significant restrictions on our operations. Macroeconomic conditions and credit markets are also impacting the availability and cost of potential future debt financing. As we raise capital through the issuance of additional equity, such sales and issuance has and will continue to dilute the ownership interests of the existing holders of Common Stock. There can be no assurances that any additional debt, other non-dilutive and/or equity financing would be available to us on favorable terms or at all. We expect to continue to incur net losses, comprehensive losses, and negative cash flows from operating activities in accordance with our operating plan as we continue to expand our research and development activities to complete the development of our EVs, establish our go-to-market model and scale our operations to meet anticipated demand. We expect that both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:
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
Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	Six Months Ended June 30,
Consolidated Cash Flow Statements Data	2023	2022
Net cash used in operating activities	$(129,544)	$(237,565)
Net cash (used in) investing activities	(33,905)	(34,980)
Net cash provided by financing activities	132,215	92,630
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
Our cash outflow from operating activities primarily consist of payments related to our research and development and selling, general and administration expenses. Total expenditure as it relates to research and development excluding depreciation was $85.7 million during the six months ended June 30, 2023, of which $4.3 million related to stock-compensation expenses. We also incurred selling, general and administration expenses of $60.3 million for the six months ended June 30, 2023, of which $12.2 million related to stock-compensation expenses. The expenses include salaries and benefits paid to employees as primarily all salaries and benefits were paid in cash during the six months ended June 30, 2023.
Cash Flows from Investing Activities
We generally expect to experience negative cash flows from investing activities as we expand our business and continue to build our infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth.

Net cash used in investing activities was approximately $33.9 million for the six months ended June 30, 2023, related to purchases of production tooling, machinery, and equipment to support manufacturing activities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $132.2 million for the six months ended June 30, 2023, which primarily consisted of proceeds from issuance of shares under SPA of $52.5 million offset by issuance costs of $1.5 million, proceeds from convertible debenture of $45.1 million, proceeds from Yorkville exercising their warrants of $21.2 million and proceeds from PPA of $5.0 million.
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
Interest Rate Risk

We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents. We had cash and cash equivalents totaling $5.0 million as of June 30, 2023. Our cash and cash equivalents were invested primarily in money market funds and are not invested for trading or speculative purposes. However, due to the short-term nature and the low-risk profile of the money market funds, we do not believe a sudden increase or decrease in market interest rates would have a material effect on the fair market value of our portfolio.
Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Inflationary factors such as increases in material costs (e.g. semiconductor chips) or overhead costs may adversely affect our business, financial condition, and operating costs upon commencing commercial operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Executive Chair and CEO and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. We have established and currently maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on an evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For a description of any material pending legal proceedings, please see Note 11, Commitments and Contingencies, of the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors

Except as stated below, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K. Any of the risk factors included in the Annual Report on Form 10-K or enumerated below could result in a significant or material adverse effect on our results of operations, financial condition or cash flows. Additional risk factors not presently known to use or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Risks Related to Our Securities

The issuance of shares of our Common Stock upon the conversion of the Yorkville Convertible Debentures or upon the exercise of the Yorkville Warrants will continue to increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. Our inability to secure requisite stockholder approval for the issuance of shares pursuant to the Yorkville Convertible Debentures and the Yorkville Warrants could materially and adversely impact our ability to fund our operations and may result in an Event of Default (as defined in the Yorkville Convertible Debentures).

On June 30, 2023, the Company entered into the June SPA with Yorkville, in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $26.6 million (the “June Initial Convertible Debenture”) and pursuant to which the Company granted Yorkville an option (the “June Option”) to purchase additional convertible debentures in an aggregate principal amount of up to $53.2 million subject to the terms and conditions set forth in the June SPA (the “June Option Convertible Debenture,” and together with the June Initial Convertible Debenture, the “June Convertible Debentures”). Furthermore, in connection with the June SPA, the Company issued to Yorkville an initial warrant to purchase up to 49.6 million shares of our Common Stock at an exercise price of $0.54 (the “June Initial Warrant”). If Yorkville exercises the June Option, the Company will issue to Yorkville an additional warrant (the “June Option Warrant” and together with the June Initial Warrant, the “June Warrants”) for a number of shares of Common Stock determined by dividing the principal amount so exercised (up to $53.2 million) by 0.54 (i.e., up to 99.3 million shares of Common Stock).

On August 2, 2023, the Company also entered into the August SPA with Yorkville, in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $27.9 million (the “August Initial Convertible Debenture”) and pursuant to which the Company granted Yorkville an option (the August Option”) to purchase additional convertible debentures in an aggregate principal amount of up to $53.2 million subject to the terms and conditions set forth in the August SPA (the “August Option Convertible Debenture,” and together with the August Initial Convertible Debenture, the “August Convertible Debentures” with the June Convertible Debentures and the August Convertible Debentures being collectively referred to herein as the “Yorkville Convertible Debentures”). Furthermore, in connection with the August SPA, the Company issued to Yorkville an initial warrant to purchase up to 49.6 million shares of our Common Stock at an exercise price of $0.54 (the “August Initial Warrant, and together with the June Initial Warrant, the “Initial Warrants”). If Yorkville exercises the August Option, the Company will issue to Yorkville an additional warrant (the “August Option Warrant” and together with the August Initial Warrant, the “August Warrants,” and the June Warrants and the August Warrants being collectively referred to herein as the “Yorkville Warrants”) for a number of shares of Common Stock determined by dividing the principal amount so exercised (up to $53.2 million) by 0.54 (i.e., up to 99.3 million shares of Common Stock).

We are restricted from issuing any Common Stock upon conversion of the Yorkville Convertible Debentures or exercise of the Yorkville Warrants if the issuance of such shares of Common Stock would exceed 95,448,226 (which number of shares represents approximately 19.99% of the aggregate number of shares of Common Stock issued and outstanding as of April 24, 2023) (such amount, the “Yorkville Exchange Cap”).

As of August 11, 2023, we have offered and sold to Yorkville an aggregate of 95,447,319 shares of our Common Stock under convertible debentures issued to Yorkville in April 2023, which shares have counted against the Yorkville Exchange Cap, and no shares of our Common Stock under the Yorkville Convertible Debentures or the Yorkville Warrants. There are 907 remaining shares of Common Stock that may issued prior to being capped by the Yorkville Exchange Cap.

In order to continue issuing the shares underlying the Yorkville Convertible Debentures and the Yorkville Warrants below the Minimum Price, our stockholders will need to approve (i) an increase to our number of authorized shares from 1,000,000,000 shares to 2,000,000,000 shares (the “Share Authorization Proposal”), and (ii) the issuance of our shares of Common Stock upon the conversion of the Yorkville Debentures and upon the exercise of the Yorkville Warrants in excess of 20% of the Yorkville Exchange Cap (the “Yorkville Share Issuance Approval,” and together with the Share Authorization Proposal, the “Proposals”). The applicable Minimum Price is $0.75 per share of Common Stock based on the signing of the April Convertible Debenture on April 24, 2023. The Company has issued a proxy statement announcing a special meeting to vote on the Proposals. There is no guarantee that our stockholders will vote in favor of the Proposals, or that we will have a quorum of stockholders at such special meeting.

If our stockholders approve both Proposals, the issuance of shares of our Common Stock upon the conversion of the Yorkville Convertible Debentures and upon the exercise of the Yorkville Warrants will continue to increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

If our stockholders do not approve the Yorkville Share Issuance Proposal, we will be unable to issue all of the shares upon the conversion of the Yorkville Convertible Debentures and upon the exercise of the Yorkville Warrants unless we are able to sell shares to Yorkville at a price per share greater than the applicable Minimum Price under the June SPA and August SPA. Even if our stockholders approve the Yorkville Share Issuance Proposal, if the Share Authorization Proposal is not approved, we will not have adequate authorization to issue all shares upon conversion of the Yorkville Convertible Debentures and upon the exercise of the Yorkville Warrants, and we may also not have adequate authorization to issue shares of Common Stock under our equity incentive plans or in other transactions. Additionally, failure to approve either of the Proposals may impact Yorkville’s decision of whether it will exercise one or both Options. As such, we will be limited in our ability to access capital from Yorkville, and may be limited in our ability to access additional capital in the future.

As disclosed herein, as of June 30, 2023, the Company concluded that there was substantial doubt about its ability to continue to operate as a going concern for the 12 months following the issuance of its consolidated financial statements. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to access additional sources of capital, including, but not limited to equity and/or debt financings and government loans or grants. If the Company is unable to raise additional capital, the Company may have to significantly delay, scale back or discontinue the development or commercialization of its product and/or consider a sale or other strategic transaction.

Further, if our stockholders do not approve both of the Proposals, it may result in an Event of Default under the Yorkville Convertible Debentures, resulting in, among other things, an increase to the applicable interest rate thereunder from 3% to 15% or the potential for unpaid principal amounts of the Yorkville Convertible Debentures to become due and payable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

During the three months ended June 30, 2023, the Company issued 2.3 million shares of Common Stock to I-40 Partners under the lease agreement with I-40 Partners. The issuance of shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. I-40 Partners represented to the Company that it is an "accredited investor" as defined in Rule 501 of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below provides information with respect to recent repurchases of unvested shares of our Common Stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2023	18,993	$0.02	—	—
May 1 - May 31, 2023	—	$—	—	—
June 1 - June 30, 2023	8,250	$0.02	—	—
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

4.1	Form of Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2023).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2023).
4.3	Form of Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2023).
4.4	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2023).
4.5	Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2023).
4.6	Form of Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023).

4.7	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023).
4.8	Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023).
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

10.5
Common Stock and Common Warrant Subscription Agreement, effective June 22, 2023, by and between Canoo Inc. and certain special purpose vehicles (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 28, 2023)

10.6
Securities Purchase Agreement, dated June 30, 2023, by and between Canoo Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 7, 2023)

10.7
Securities Purchase Agreement, dated August 2, 2023 by and between Canoo Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 4, 2023)

31.1*
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
Date: August 14, 2023

CANOO INC.

By:	/s/ Tony Aquila
Name:	Tony Aquila
Title:	Chief Executive Officer and Executive Chair of the Board
(Principal Executive Officer)

By:	/s/ Ken Manget
Name:	Ken Manget
Title:	Chief Financial Officer
(Principal Financial Officer)