Form 10-Q
period 2023-09-30
Canoo Inc.
filed 2023-11-14
CIK 1750153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 001-38824
___________________________________________________
CANOO INC.
(Exact name of registrant as specified in its charter)
___________________________________________________

Delaware	83-1476189
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19951 Mariner Avenue, Torrance, California	90503
(Address of Principal Executive Offices)	(Zip code)
(424) 271-2144
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	GOEV	The Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	GOEVW	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2023, there were 726,304,570 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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
•The issuance of shares of our Common Stock upon the conversion and/or exercise of the securities issued pursuant to the Yorkville Convertible Debentures, the Yorkville Warrants, the Yorkville PPA, the Preferred Stock Purchase Agreement, the Preferred Warrants or other securities purchase agreement entered into by the

Company will continue to increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CANOO INC. Condensed Consolidated Balance Sheets (in thousands, except par values) (unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$8,260	$36,589
Restricted cash, current	3,846	3,426
Inventory	5,684	2,954
Prepaids and other current assets	12,794	9,350
Derivative asset	2,205	—
Total current assets	32,789	52,319
Property and equipment, net	368,525	311,400
Restricted cash, non-current	10,600	10,600
Operating lease right-of-use assets	37,099	39,331
Deferred warrant asset	50,175	50,175
Deferred battery supplier cost	30,000	30,000
Other non-current assets	5,158	2,647
Total assets	$534,346	$496,472

Liabilities and stockholders' equity
Liabilities
Current liabilities
Accounts payable	$78,045	$103,187
Accrued expenses and other current liabilities	63,410	63,091
Convertible debt, current	37,670	34,829
Derivative liability	538	—
Financing liability, current	7,975	—
Warrant liability, current	—	17,171
Total current liabilities	187,638	218,278
Contingent earnout shares liability	170	3,013
Operating lease liabilities	36,523	38,608
Convertible debt, non-current	44,836	—
Financing liability, non-current	23,876	—
Warrant liability, non-current	75,651	—
Total liabilities	$368,694	$259,899

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 authorized, no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 1,000,000 and 500,000 authorized as of September 30, 2023 and December 31, 2022, respectively; 650,946 and 355,388 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	65	35
Additional paid-in capital	1,618,986	1,416,361
Accumulated deficit	(1,453,399)	(1,179,823)
Total stockholders’ equity	165,652	236,573
Total liabilities and stockholders’ equity	$534,346	$496,472
The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC. Condensed Consolidated Statements of Operations (in thousands, except per share values) Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenue	$519	$—	$519	$—
Cost of revenue	903	—	903	—
Gross margin	(384)	—	(384)	—

Operating Expenses
Research and development expenses, excluding depreciation	21,965	57,063	107,651	255,009
Selling, general and administrative expenses, excluding depreciation	24,925	48,826	85,195	159,600
Depreciation	1,495	3,449	10,632	9,020
Total operating expenses	48,385	109,338	203,478	423,629
Loss from operations	(48,769)	(109,338)	(203,862)	(423,629)

Other (expense) income
Interest expense	(4,195)	(2,179)	(6,755)	(2,189)
Gain (loss) on fair value change in contingent earnout shares liability	279	(2,067)	2,843	22,869
Gain on fair value change in warrant and derivative liability	17,126	—	40,091	—
Loss on fair value change in derivative asset	(3,761)	—	(3,761)	—
Loss on fair value change in convertible debt	(69,615)	—	(69,615)	—
Loss on extinguishment of debt	(2,573)	(4,095)	(30,261)	(4,095)
Other expense, net	(466)	(26)	(2,256)	(420)
Loss before income taxes	(111,974)	(117,705)	(273,576)	(407,464)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(111,974)	$(117,705)	$(273,576)	$(407,464)

Per Share Data:
Net loss per share, basic and diluted	$(0.18)	$(0.43)	$(0.53)	$(1.62)

Weighted-average shares outstanding, basic and diluted	621,286	275,455	515,879	250,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statement of Stockholders’ Equity (in thousands) Three and Nine Months Ended September 30, 2023 (unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2022	355,388	$35	$1,416,361	$(1,179,823)	$236,573
Repurchase of unvested shares – forfeitures	(22)	—	—	—	—
Issuance of shares for restricted stock units vested	2,768	—	—	—	—
Issuance of shares upon exercise of vested stock options	2	—	—	—	—
Issuance of shares under employee stock purchase plan	701	—	389	—	389
Vesting of early exercised stock options and restricted stock awards	—	—	26	—	26
Issuance of shares under the PPA	66,761	7	64,382	—	64,389
Reclassification of warrant liability to additional paid-in capital	—	—	19,510	—	19,510
Issuance of shares under SPA, net of offering costs	50,000	5	10,156	—	10,161
Issuance of warrants to placement agent under SPA	—	—	1,600	—	1,600
Stock-based compensation	—	—	9,836	—	9,836
Net loss and comprehensive loss	—	—	—	(90,732)	(90,732)
Balance as of March 31, 2023	475,598	$47	$1,522,260	$(1,270,555)	$251,752
Repurchase of unvested shares - forfeitures	(27)	—	—	—	—
Issuance of shares for restricted stock units vested	2,028	—	—	—	—
Issuance of shares upon exercise of vested stock options	2	—	—	—	—
Issuance of shares under employee stock purchase plan	604	—	246	—	246
Vesting of early exercised stock options and restricted stock awards	—	—	2	—	2
Proceeds from exercise of YA warrants	34,231	3	21,220	—	21,223
Issuance of shares under PIPE agreement	16,331	2	1,751		1,753
Issuance of shares under the ATM, net of offering costs	1,911	—	1,155	—	1,155
Issuance of shares under YA convertible debenture	35,699	4	19,017	—	19,021
Issuance of shares under I-40 financing arrangement	2,320	—	1,506	—	1,506
Issuance of shares to vendor for services	207	—	250	—	250
Stock-based compensation	—	—	6,707	—	6,707
Net loss and comprehensive loss	—	—	—	(70,870)	(70,870)
Balance as of June 30, 2023	568,904	56	1,574,114	(1,341,425)	232,745
Repurchase of unvested shares	(16)	—	—	—	—
Issuance of shares for restricted stock units vested	1,102	—	—	—	—
Issuance of shares upon exercise of vested stock options	5	—	—	—	—
Issuance of shares under employee stock purchase plan	554	—	231	—	231
Vesting of early exercised stock options and restricted stock awards	—	—	2	—	2
Issuance of shares under PIPE agreement	5,599	1	18	—	19
Issuance of shares under Convertible Debentures	59,748	6	30,192	—	30,198
Issuance of shares under the PPA	15,050	2	7,521	—	7,523
Stock-based compensation	—	—	6,908	—	6,908
Net loss and comprehensive loss	—	—	—	(111,974)	(111,974)
Balance as of September 30, 2023	650,946	65	1,618,986	(1,453,399)	165,652
The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statement of Stockholders’ Equity (in thousands) Three and Nine Months Ended September 30, 2022 (unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2021	238,578	$24	$1,036,104	$(692,129)	$343,999
Repurchase of unvested shares – forfeitures	(296)	—	(3)	—	(3)
Issuance of shares for restricted stock units vested	584	—	—	—	—
Issuance of shares upon exercise of vested stock options	20	—	—	—	—
Purchase of shares and warrants by VDL Nedcar	972	—	8,400	—	8,400
Stock-based compensation	—	—	20,680	—	20,680
Net loss and comprehensive loss	—	—	—	(125,367)	(125,367)
Balance as of March 31, 2022	239,858	24	1,065,181	(817,496)	247,709
Repurchase of unvested shares - forfeitures	(175)	—	(3)	—	(3)
Issuance of shares for restricted stock units vested	1,017	—	—	—	—
Issuance of shares under SEPA agreement (Note 13)	14,236	1	33,082	—	33,083
Issuance of shares under PIPE agreement (Note 12)	13,699	1	49,999	—	50,000
Issuance of shares upon exercise of vested stock options	7	—	—	—	—
Issuance of shares under employee stock purchase plan	254	—	1,175	—	1,175
Stock-based compensation	—	—	20,773	—	20,773
Net loss and comprehensive loss	—	—	—	(164,392)	(164,392)
Balance as of June 30, 2022	268,896	$26	$1,170,207	$(981,888)	$188,345
Repurchase of unvested shares - forfeitures	(176)	—	(3)	—	(3)
Issuance of shares for restricted stock units vested	1,245	—	—	—	—
Issuance of shares upon exercise of vested stock options	24	—	—	—	—
Issuance of shares under employee stock purchase plan	830	—	1,324	—	1,324
Issuance of shares under PPA agreement (Note 9)	27,015	3	81,906	—	81,909
Issuance of shares under Legal Settlement (Note 11)	2,034	—	5,532	—	5,532
Recognition of vested Walmart warrants	—	—	50,175	—	50,175
Offering costs for the issuance of shares	—	—	(1,233)	—	(1,233)
Stock-based compensation	—	—	19,527	—	19,527
Net loss and comprehensive loss	—	—	—	(117,705)	(117,705)
Balance as of September 30, 2022	299,868	29	1,327,435	(1,099,593)	227,871
The accompanying notes are an integral part of these condensed consolidated financial statements.

CANOO INC.

Condensed Consolidated Statements of Cash Flows (in thousands) Nine Months Ended September 30, 2023 and 2022 (unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(273,576)	$(407,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,632	9,020
Non-cash operating lease expense	2,504	1,515
Non-cash commitment fee under SEPA	—	582
Inventory write-downs	366	—
Non-cash legal settlement	—	5,532
Stock-based compensation expense	23,451	60,980
Gain on fair value change of contingent earnout shares liability	(2,843)	(22,869)
Gain on fair value change in warrants liability	(37,093)	—
Gain on fair value change in derivative liability	(2,998)	—
Loss on extinguishment of debt	30,261	4,095
Loss on fair value change in derivative asset	3,761	—
Loss on fair value change in convertible debt	69,615	—
Non-cash debt discount	5,010	900
Non-cash interest expense	2,234	1,316
Other	839	—
Changes in assets and liabilities:
Inventory	(3,096)	(1,282)
Prepaid expenses and other current assets	(3,445)	4,037
Other assets	(2,511)	970
Accounts payable, accrued expenses and other current liabilities	(14,546)	12,805
Net cash used in operating activities	(191,435)	(329,863)

Cash flows from investing activities:
Purchases of property and equipment	(45,376)	(88,817)
Return of prepayment from VDL Nedcar	—	30,440
Net cash used in investing activities	(45,376)	(58,377)

Cash flows from financing activities:
Repurchase of unvested shares	—	(9)
Payment of offering costs	(400)	(1,219)
Proceeds from exercise of YA warrants	21,223	—
Proceeds from the purchase of shares and warrants by VDL Nedcar	—	8,400
Proceeds from issuance of shares under SEPA agreement	—	32,500
Proceeds from issuance of shares under PIPEs	11,750	50,000
Proceeds from employee stock purchase plan	866	2,499
Proceeds from issuance of shares under RDO, net of issuance costs	50,961	—
Proceeds from convertible debenture, net of issuance costs	107,545	—
Payment made on financing arrangement	(949)	—
Proceeds for issuance of shares under ATM	1,155	—
Proceeds from PPA	16,751	89,100
Net cash provided by financing activities	208,902	181,271
Net decrease in cash, cash equivalents, and restricted cash	(27,909)	(206,969)

	Nine months ended September 30,
	2023	2022
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	50,615	227,492
Cash, cash equivalents, and restricted cash, end of period	$22,706	$20,523

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$8,260	$6,815
Restricted cash, current at end of period	3,846	4,208
Restricted cash, non-current at end of period	10,600	9,500
Total cash, cash equivalents, and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$22,706	$20,523

Supplemental non-cash investing and financing activities
Acquisition of property and equipment included in current liabilities	$63,776	$72,375
Acquisition of property and equipment included in current liabilities during the period	$23,820	$41,306
Acquisition of property and equipment included in financing liabilities	$34,275	$—
Offering costs included in current liabilities	$903	$1,189
Recognition of operating lease right-of-use asset	$272	$15,757
Reclassification of warrant liability to additional paid in capital	$19,510	$—
Issuance of shares for extinguishment of convertible debt under PPA agreement	$71,911	$81,909
Issuance of shares for extinguishment of convertible debt under convertible debenture	$49,219	$—
Recognition of warrant liability	$112,401	$—
Recognition of derivative liability	$4,310	$—
Recognition of derivative asset	$5,966	$—
Recognition of convertible debentures	$71,438	$—

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—

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
Liquidity and Capital Resources

As of September 30, 2023, the Company’s principal sources of liquidity are its unrestricted cash balance of $8.3 million and its access to capital under the ATM Offering (as defined in Note 13) and Yorkville facilities (as defined in Note 9). The Company has incurred losses since inception and had negative cash flow from operating activities of $191.4 million for the nine months ended September 30, 2023. The Company expects to continue to incur net losses and negative cash flows from operating activities in accordance with its operating plan and expects that both capital and operating expenditures will increase significantly in connection with its ongoing activities. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
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
Convertible Debt
The Company accounts for convertible debt that does not meet the criteria for equity treatment in accordance with the guidance contained in ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments

and Contracts in an Entity’s Own Equity. Accordingly, the Company elected to classify the April Convertible Debenture (defined below) as a liability at amortized cost using the effective interest method. The Company classifies convertible debt based on the re-payment terms and conditions. Any discounts or premiums on the convertible debt and costs incurred upon issuance of the convertible debt are amortized to interest expense over the terms of the related convertible debt. Convertible debt is also analyzed for the existence of embedded derivatives, which may require bifurcation from the convertible debt and separate accounting treatment. For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The variable conversion feature of the convertible debenture is considered a derivative. Refer to Note 9 for further information.
The Company has elected the fair value option to account for the July Convertible Debenture, the August Convertible Debenture and the September Convertible Debenture (each, as defined in Note 9). The Company recorded the Convertible Debentures (as defined in Note 9) at fair value upon issuance. The Company records changes in fair value in the condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk which, if present, will be recorded as a component of other comprehensive income. Interest expense related to the Convertible Debentures is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the Convertible Debentures were expensed as incurred.
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

Revenues include vehicle revenues resulting from the delivery of our vehicles to our customers as well as revenues derived from other streams including battery modules, and engineering services to our customers. The Company recognizes revenue related to the vehicles at a point in time when the customer obtains control of the vehicle either upon completion of delivery or upon pick up of the vehicle by the customer. The Company recognizes revenue from the provision of consulting services on a project basis. The Company's fixed price contracts related to these services contain a single performance obligation. Revenue for these services is recognized at a point in time as different phases of the project are delivered.

Cost of Revenue

Cost of revenues primarily relates to the cost of production of vehicles and includes direct parts, material and labor costs, machinery and tooling depreciation, amortization of capitalized manufacturing costs, shipping and logistics costs, adjustments to write down the carrying value of inventory when it exceeds its estimated net realizable value

(“NRV”) as needed, and adjustments for excess and obsolete inventory, as needed. Cost of revenue also includes materials, labor, and other direct costs related to the development of battery modules and provision of engineering services.

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

4. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as required by ASC 820, by level, within the fair value hierarchy as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Asset
Derivative asset, current	$2,205	$—	$—	$2,205
Liability
Contingent earnout shares liability	$170	$—	$—	$170
Derivative liability, current	$538	$—	$—	$538
Convertible debt, current	$27,941	$—	$—	$27,941
Convertible debt, non-current	$44,836	$—	$—	$44,836
Warrant liability, non-current	$75,651	$—	$75,651	$—

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Liability
Contingent earnout shares liability	$3,013	$—	$—	$3,013
Warrant liability, current	$17,171	$—	$17,171	$—

The Company’s Contingent Earnout liability, Convertible Debentures, derivative liability, and derivative asset are considered “Level 3” fair value measurement. Refer to Note 2 for discussion of the Company’s methods for valuation.
The Company issued Convertible Debentures to Yorkville discussed in Note 9 whereby the Company elected to account transactions under the fair value option of accounting upon issuance. The Company estimated the fair value of the Initial Loans based on assumptions used in the Monte Carlo simulation model using the following inputs as of the end of the reporting period:

	July Convertible Debenture	August Convertible Debenture	September Convertible Debenture
Expected term (in years)	0.92	1.01	1.16
Stock price	$0.49	$0.49	$0.49
Interest rate	3.0%	3.0%	3.0%
Expected volatility	113.2%	112.2%	111.7%
Expected dividend rate	$—	$—	$—
Risk free rate	5.4%	5.4%	5.3%
Following is a summary of the change in fair value of the Convertible debt for the nine months ended September 30, 2023 and September 30, 2022 (in thousands).

	Nine months ended September 30,
Convertible Debt	2023	2022
Beginning fair value	—	—
Addition during the period	$71,438	—
Change in fair value during the period	$1,339	—
Ending fair value	$72,777	—

As the fair value of the freestanding instruments identified within the Convertible Debentures exceeded the proceeds, a loss on issuance on convertible debenture was recognized. Refer to Note 9 for further information.
The Company has a contingent obligation to issue shares of Common Stock to certain stockholders and employees upon the achievement of certain market share price milestones within specified periods. Issuances are made in three tranches of 5.0 million shares, for a total of 15.0 million shares, each upon reaching share price targets within specified time frames from December 21, 2020 ("Earnout Date"). The first tranche was not issued given the share price did not reach $18 as of December 21, 2022. The second tranche will be issued if the share price reaches $25 within four years of the closing of the Earnout Date. The third tranche will be issued if the share price reaches $30 within five years of the Earnout Date. The tranches may also be issued upon a change of control transaction that occurs within the respective timeframes and results in per share consideration exceeding the respective share price target. As of September 30, 2023, the Company has a remaining contingent obligation to issue 10.0 million shares of Common Stock.
Following is a summary of the change in fair value of the Earnout Shares liability for the nine months ended September 30, 2023 and September 30, 2022 (in thousands).

	Nine Months Ended September 30,
Earnout Shares Liability	2023	2022
Beginning fair value	$3,013	$29,057
Change in fair value during the period	$(2,843)	$(22,869)
Ending fair value	$170	$6,188
The Company issued the April Convertible Debenture whose conversion feature meet the definition of a derivative liability which requires bifurcation. The remaining debt of $1.3 million remaining under this debenture was assumed by the August Convertible Debenture. The Company estimated the fair value of the conversion feature derivative embedded in the convertible debt based on assumptions used in the Monte Carlo simulation model using the following inputs on the date the debt was assumed by the August Convertible Debenture: the price of the Company’s common stock of $0.63; a risk-free interest rate of 5.3%; expected volatility of the Company’s common stock of 130.4%; expected dividend yield of 0%; and simulation period of 0.8934 years. The fair value of the conversion feature derivative was $3.7 million at issuance and $0.8 million when the remaining debt under April Convertible Debenture was assumed by the August Convertible Debenture.
The Company entered into a Lease Agreement ("Lease Agreement") with I-40 OKC Partners LLC ("I-40") which contained a "Market Value Shortfall" provision that meets the definition of a derivative. The Company estimated the fair value of the Market Value Shortfall based on assumptions used in the Monte Carlo simulation model using the following inputs as of the end of the reporting period: the price of the Company’s common stock of $0.49; shares subject to Market Value shortfall of 2.3 million shares; a risk-free interest rate of 5.5%; expected volatility of the Company’s common stock of 113.0%; expected dividend yield of 0%; and remaining term of 0.52 years. The fair value of the Market Value Shortfall derivative measured at issuance and as of September 30, 2023 was $0.5 million resulting in a nominal amount reflected as a loss within the condensed consolidated statement of operations.

	Nine months ended September 30,
Derivative liability	2023	2022
Beginning fair value	—	—
Addition during the period	4,310	—
Change in fair value during the period	$(2,998)	—
Derecognition of liability upon extinguishment of convertible debt	$(774)	—
Ending fair value	$538	—
The Company entered into the Fifth Pre-Paid Advance whose conversion features meet the definition of a derivative asset which requires bifurcation. The Company estimated the fair value of the conversion feature derivative embedded in the convertible debt based on assumptions used in the Monte Carlo simulation model using the following inputs: the price of the Company’s common stock of $0.49; a risk-free interest rate of 5.3%; expected volatility of the Company’s common stock of 111.2%; expected dividend yield of 0%; and simulation period of 1.20 years. The fair value of the conversion feature derivative measured at issuance and as of September 30, 2023 was $6.0 million and $2.2 million, respectively, resulting in a loss of $3.8 million included within the condensed consolidated statement of operations.

	Nine months ended September 30,
Derivative asset	2023	2022
Beginning fair value	—	—
Addition during the period	5,966	—
Change in fair value during the period	$(3,761)	—
Ending fair value	$2,205	—

5. Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Short term deposits	$4,034	$3,755
Prepaid expense	8,447	5,133
Other current assets	313	462
Prepaids and other current assets	$12,794	$9,350
6. Inventory
    As of September 30, 2023 and December 31, 2022, the inventory balance was $5.7 million and $3.0 million respectively, which consisted primarily of raw materials related to the production of vehicles for sale. We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories ("LCRNV") is less than the carrying value. During the three and nine months ended September 30, 2023, we recorded write-downs of $0.4 million, in Cost of revenues in the consolidated statements of operations. No write-downs were recorded for the year ended December 31, 2022.
7. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Tooling, machinery, and equipment	42,628	32,863
Computer hardware	8,921	8,850
Computer software	9,128	9,053
Building	28,475	—
Land	5,800	—
Vehicles	1,527	1,356
Furniture and fixtures	742	742
Leasehold improvements	18,101	14,956
Construction-in-progress	297,223	276,968
Total property and equipment	412,545	344,788
Less: Accumulated depreciation	(44,020)	(33,388)
Property and equipment, net	$368,525	$311,400

Construction-in-progress is primarily related to the development of manufacturing lines as well as equipment and tooling necessary in the production of the Company’s vehicles. Completed tooling assets are transferred to their respective asset classes and depreciation begins when an asset is ready for its intended use.
Depreciation expense for property and equipment was $1.5 million and $10.6 million for the three and nine months ended September 30, 2023, respectively. Depreciation expense for property and equipment was $3.4 million and $9.0 million for the three and nine months ended September 30, 2022, respectively.
8. Accrued Expenses and Other Current liabilities
Accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued property and equipment purchases	$29,123	$24,797
Accrued research and development costs	15,726	17,736
Accrued professional fees	7,951	8,112
Other accrued expenses	10,610	12,446
Total accrued expenses and other current liabilities	$63,410	$63,091
9. Convertible Debt
Yorkville PPA

On July 20, 2022, the Company entered into a Pre-Paid Advance Agreement (the "PPA") with YA II PN, Ltd. ("Yorkville") pursuant to which the Company could request advances of up to $50.0 million in cash from Yorkville, with an aggregate limit of $300.0 million (the "Pre-Paid Advance"). Amounts outstanding under Pre-Paid Advances could be offset by the issuance of shares of Common Stock to Yorkville at a price per share calculated pursuant to the PPA as the lower of 120% of the daily volume-weighted average price (“VWAP”) on Nasdaq as of the day immediately preceding the date a Pre-Paid Advance was made (“Fixed Price”) or 95% of the VWAP on Nasdaq as of the day immediately preceding the conversion date, which in no event would be less than $1.00 per share (“Floor Price”). The third PPA amended the purchase price to be the lower of 110% of the VWAP on Nasdaq as of the day immediately preceding the date a Pre-Paid Advance was made (“Amended Fixed Price”) or 95% of the VWAP on Nasdaq during the five days immediately preceding the conversion date, which in no event would be less than $0.50 per share (“Amended Floor Price”). The Company's stockholders approved the Amended Floor Price, which was proposed and voted on at the special meeting of Company stockholders held on January 24, 2023. The Company's stockholders further approved the Second Amended Floor Price (as defined below), which was proposed and voted on at the special meeting of Company stockholders held on October 5, 2023.The issuance of the shares of Common Stock under the PPA is subject to certain limitations, including that the aggregate number of shares of Common Stock issued pursuant to the PPA (including the aggregation with the issuance of shares of Common Stock under Standby Equity Purchase Agreement entered into by the Company with Yorkville on May 10, 2022 (the “SEPA”), which was terminated effective August 26, 2022) cannot exceed 19.9% of the Company's outstanding shares of Common Stock as of May 10, 2022 ("PPA Exchange Cap"). The Company's stockholders approved the issuance of shares of the Company’s Common Stock in excess of the PPA Exchange Cap, which was proposed and voted on at the special meeting of Company stockholders held on January 24, 2023. Interest accrues on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 5%, subject to an increase to 15% upon events of default described in the PPA. Each Pre-Paid Advance has a maturity date of 15 months from the Pre-Paid Advance Date. Yorkville is not entitled to participate in any earnings distributions until a Pre-Paid Advance is offset with shares of Common Stock.

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

On November 10, 2022, the Company received an aggregate of $20.0 million on account of the third Pre-Paid Advance in accordance with the PPA. On December 31, 2022, the Company received an aggregate of $32.0 million on account of the fourth Pre-Paid Advance in accordance with the PPA ("Yorkville facilities"). In accordance with the second supplemental agreement, the fourth Pre-Paid Advance may, at the sole option of Yorkville, be increased by up to an additional $8.5 million (the "YA PPA Option"). On January 13, 2023, Yorkville partially exercised their option, and increased their investment amount by $5.3 million, which resulted in net proceeds of $5.0 million, and was applied to the fourth PPA. Pursuant to the second supplemental agreement, the fourth Pre-Paid Advance included issuances of warrants to Yorkville. Of the aggregate fourth Pre-Paid Advance proceeds, $14.8 million was allocated to convertible debt presented in the consolidated balance sheets as of December 31, 2022, and an additional $2.3 million was allocated to convertible debt as a result of Yorkville exercising the YA PPA Option. Refer to Note 15, Warrants, for further information on the warrants and the allocation of proceeds. As of September 30, 2023, 66.8 million shares of Common Stock have been issued to Yorkville under the third and fourth Pre-Paid Advance. The loss on extinguishment of debt from repaying the Yorkville facilities was $26.7 million and interest expense incurred as a result of effective interest under the PPA was $0.5 million. Refer to Note 15, Warrants, for further information on the warrants and the allocation of proceeds.

On September 11, 2023, the Company received an aggregate of $12.5 million on account of the fifth Pre-Paid Advance in accordance with the PPA (the "Fifth Pre-Paid Advance"). The net proceeds received by the Company, after giving affect to the commitment fee and the purchase price discount provided for in the PPA, was $11.8 million. Of the aggregate proceeds, $6.0 million was allocated to derivative assets for an embedded conversion feature included in the Fifth Pre-Paid Advance. Any portion of the convertible debt settled using the Variable Price will be extinguished as a share settled redemption while any settlement using the Fixed Price or the applicable floor price will be settled via conversion accounting. As of September 30, 2023, 15.1 million shares of Common Stock converted at the Amended Floor Price have been issued to Yorkville under the Fifth Pre-Paid Advance.

The Company's stockholders approved an amendment to the PPA with Yorkville to lower the minimum price which shares may be sold from $0.50 per share to $0.10 per share (the "Second Amended Floor Price"), which was proposed and voted on at the special meeting of Company stockholders held on October 5, 2023.

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

The Company, at its option, has the right, but not the obligation, to repay early in cash a portion or all amounts outstanding under any Pre-Paid Advance, provided that the VWAP of the Common Stock is less than the Fixed Price during a period of three consecutive trading days immediately prior to the date on which the Company delivers a notice to Yorkville of its intent and such notice is delivered at least ten trading days prior to the date on which the Company will make such payment. If elected, the early repayment amount is to include a 3% redemption premium (“Redemption Premium”). If any Pre-Paid Advances are outstanding and any event of default has occurred, the full amount outstanding under the Pre-Paid Advances plus the Redemption Premium, together with interest and other amounts owed in respect thereof, will become, at Yorkville’s election, immediately due and payable in cash.

Yorkville Convertible Debentures

On April 24, 2023, the Company entered into a Securities Purchase Agreement with Yorkville, in connection with the issuance and sale of convertible debentures in an aggregate principal amount of $48.0 million (the "April Convertible Debenture"). The net proceeds received by the Company from Yorkville includes a 6% discount of the loan in accordance with the April Convertible Debenture. Of the aggregate net proceeds of $45.1 million, $41.4 million was allocated to convertible debt and $3.7 million was allocated to derivative liabilities to account for an embedded redemption feature included in the April Convertible Debenture.

Amounts outstanding under the April Convertible Debenture could be offset by the issuance of shares of Common Stock to Yorkville at a price per share calculated pursuant to the April Convertible Debenture as the lower of $1.00 (“Fixed

Price”) or 95% of the lowest daily VWAP on Nasdaq as of the five immediately preceding the conversion date (“Variable Price”), which in no event would be less than $0.14 per share.

Amounts outstanding in the July Convertible Debenture, the August Convertible Debenture and the September Convertible Debenture could be offset by the issuance of shares of Common Stock to Yorkville at a price per share calculated at the lower of $0.50 or 95% of the lowest daily VWAP on Nasdaq as of the five immediately preceding the conversion date (“Variable Price”), which in no event would be less than $0.10 per share. The issuance of the shares of Common Stock under the Convertible Debentures are subject to certain limitations, including that the aggregate number of shares of Common Stock issued pursuant to the Convertible Debenture cannot exceed 95.4 million ("Note Exchange Cap"). With respect to the July Convertible Debenture and the August Convertible Debenture, the Company's stockholders approved the issuance of shares of the Company’s Common Stock in excess of the Note Exchange Cap, which was proposed and voted on at the special meeting of Company stockholders held on October 5, 2023. Interest accrues on the outstanding balance of the April Convertible Debenture at an annual rate equal to 1%, subject to an increase to 15% upon events of default described in the April Convertible Debenture. Interest accrues on the outstanding balance of the July Convertible Debenture, the August Convertible Debenture and the September Convertible Debenture at an annual rate equal to 3%, subject to an increase to 15% upon events of default described in their respective agreements. The Convertible Debentures each have a maturity date of 14 months from their respective Convertible Debenture date. Yorkville is not entitled to participate in any earnings distributions until the April Convertible Debenture is offset with shares of Common Stock. As of September 30, 2023, 95.4 million shares of Common Stock have been issued to Yorkville resulting in a loss on extinguishment of debt of $3.5 million. During the nine months ended September 30, 2023, the Company incurred $0.1 million of interest expense and $5.5 million of amortization of debt discount.

On June 30, 2023, the Company entered into a Securities Purchase Agreement with Yorkville (the “July Convertible Debenture”) in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $26.6 million (the “July Initial Loan”). The convertible debenture is initially recognized on the settlement date of July 3, 2023 and net proceeds received by the Company from Yorkville includes a 6.0% discount of the Loan in accordance with the Convertible Debenture. Yorkville has the right and option (the “July Loan Option”) to purchase from the Company an additional convertible Loan (the “July Optional Loan”) in a principal amount of up to $53.2 million. The July Loan Option may only be exercised by Yorkville during the period of 5 trading days following the date on which the Company has publicly announced that it has obtained approval at the special meeting of Company stockholders held on October 5, 2023 ("Stockholder Approval"). In conjunction with the July Initial Loan, the Company issued to Yorkville an initial warrant (the “July Initial Warrant”) to purchase 49.6 million shares of Common Stock at an exercise price of $0.54. If Yorkville exercises the July Optional Loan, the Company will issue to Yorkville an additional warrant (the “July Option Warrant”) for a number of shares of Common Stock determined by dividing the principal amount so exercised (up to $53.2 million) by $0.54. The July Option Warrant, to the extent issued, will be issued on the same terms as the July Initial Warrant except that the exercise price of the June Option Warrant will be $0.67 per share. Refer to Note 15, Warrants, for further information on the warrants. As of September 30, 2023, no conversion on the July Initial Debenture has occurred. Additionally, Yorkville did not exercise the July Optional Loan, as a result of which, the July Optional Loan and the related July Option Warrant are no longer applicable.

On August 2, 2023, the Company entered into a Securities Purchase Agreement with Yorkville (the “August Convertible Debenture”) in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $27.9 million (the “August Initial Loan”). The net proceeds received by the Company from Yorkville includes a 6.0% discount of the Loan in accordance with the Convertible Debenture. Yorkville has the right and option (the “August Loan Option”) to purchase additional convertible debentures in an aggregate principal amount of up to $53.2 million. The August Loan Option may only be exercised by Yorkville during the period of 20 trading days following the date on which the Company has publicly announced that it has obtained the Stockholder Approval. In conjunction with the August Initial Loan, the Company issued to Yorkville an initial warrant (the “August Initial Warrant”) to purchase 49.6 million shares of Common Stock at an exercise price of $0.54 per share. The August Initial Warrant is immediately exercisable and will expire on August 2, 2028. If Yorkville exercises the August Loan Option, the Company will issue to Yorkville an additional warrant (the “August Option Warrant”) for a number of shares of Common Stock determined by dividing the principal amount so exercised (up to $53.2 million) by $0.54. The August Option Warrant, to the extent issued, will be issued on the same terms as the August Initial Warrant except that the exercise price of the August Option Warrant will be $0.67 per share. Additionally, Yorkville did not exercise the August Loan Option, as a result of which, the August Loan Option and the related August Option Warrant are no longer applicable.

The Company and Yorkville have agreed to transfer the outstanding balance of $1.3 million on the April Convertible Debenture to the August Convertible Debenture. Such outstanding balance is reflected in the aggregate principal amount issuable available under the August Initial Debenture. As a result of such transfer, as of August 2, 2023, no amounts remain outstanding under the April Convertible Debenture. The embedded redemption feature within the April

Convertible Debenture was valued as of the August Initial Debenture settlement date at $0.8 million and then written off. As of September 30, 2023, no conversion on the August Initial Debenture has occurred.

On September 26, 2023, the Company entered into a Securities Purchase Agreement with Yorkville (the “September Convertible Debenture”, together with the July Convertible Debenture and the August Convertible Debenture, collectively, the "Convertible Debentures"), receiving an aggregate of $15.0 million (the “September Initial Debenture”). The net proceeds received by the Company from Yorkville includes a 16.5% discount of the Loan in accordance with the September Convertible Debenture. Yorkville has the right and option (the “September Loan Option”) to purchase additional convertible debentures in an aggregate principal amount of up to $30.0 million. The September Loan Option may only be exercised by Yorkville during the period of 20 trading days following the date on which the Company has publicly announced that it has obtained the Stockholder Approval. In conjunction with the September Convertible Debenture, the Company issued to Yorkville an initial warrant (the “September Initial Warrant”) to purchase 28.0 million shares of Common Stock at an exercise price of $0.54. The September Initial Warrant is immediately exercisable and will expire on September 26, 2028. If Yorkville exercises the September Loan Option, the Company will issue to Yorkville an additional warrant (the “September Option Warrant”) for a number of shares of Common Stock determined by dividing the principal amount so exercised (up to $30.0 million) by $0.54 per share. The September Option Warrant, to the extent issued, will be issued on the same terms as the September Initial Warrant except that the exercise price of the August Option Warrant will be $0.67 per share. As of September 30, 2023, no conversion on the September Initial Debenture has occurred. Additionally, Yorkville did not exercise the September Loan Option, as a result of which, the September Loan Option and the related September Option Warrant are no longer applicable.

The Company elected to account for the July Convertible Debenture, the August Convertible Debenture and the September Convertible Debenture under the fair value option of accounting upon issuance. The proceeds were allocated to all freestanding instruments recorded at fair value. As the fair value of the freestanding instruments exceeded the proceeds, an aggregate loss of $69.6 million for the three and nine months ended September 30, 2023 was recognized in Loss on fair value change in convertible debt in the condensed consolidated statements of operations. As of September 30, 2023, the fair value of the Initial Loans was $72.8 million and are included in convertible debt in the Condensed Consolidated Balance Sheets.

The primary reason for electing the fair value option is for simplification of accounting for the Convertible Debentures at fair value in its entirety versus bifurcation of the embedded derivatives. The fair value was determined using a Monte Carlo valuation model. Refer to Note 4, Fair Value Measurements, for further information on the loans.

The Convertible Debentures provides that if the VWAP of shares of Common Stock is less than the then-applicable floor price for at least five trading days during a period of seven consecutive trading days (“Trigger Date”) or the Company has issued substantially all of the shares of Common Stock available under the Exchange Cap, or the Company is unable to issue Common Stock to Yorkville which may be freely resold by Yorkville without any limitations or restrictions, including, without limitation, due to a stop order or suspension of the effectiveness of the Registration Statement, then the Company is required to make monthly cash payments of amounts outstanding under the Convertible Debentures beginning on the 10th Trading Day after the Trigger Date and continuing on the same day of each successive calendar month until the entire amount of the Convertible Debentures balance has been paid or until the payment obligation ceases. Pursuant to the Convertible Debenture, the monthly payment obligation ceases if the Exchange Cap no longer applies and the VWAP is greater than the Floor Price for a period of five consecutive trading days, unless a subsequent triggering date occurs.

The Company, at its option, has the right, but not the obligation, to repay early in cash a portion or all amounts outstanding under the Convertible Debentures, provided that the VWAP of the Common Stock is less than the Fixed Price during a period of three consecutive trading days immediately prior to the date on which the Company delivers a notice to Yorkville of its intent and such notice is delivered at least ten trading days prior to the date on which the Company will make such payment. If elected, the early repayment amount is to include a 5% redemption premium (“Redemption Premium”). If any event of default has occurred, the full amount outstanding under the Loan plus the Redemption Premium, together with interest and other amounts owed in respect thereof, will become, at Yorkville’s election, immediately due and payable in cash.

10. Operating leases

    The Company has entered into various operating lease agreements for office and manufacturing spaces.
Justin Texas Lease

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
The lease did not qualify for sale-leaseback accounting and was accounted for as a financing obligation. Under a failed sale-leaseback transaction, the real estate assets generally recorded on the consolidated balance sheet and are depreciated over their useful lives while a failed sale and leaseback financing obligation is recognized for the proceeds. As a result, the Company recorded an asset and a corresponding finance liability in the amount of the purchase price of $34.2 million. The financing liability at inception was initially allocated to the warrants issued to I-40 valued at $0.9 million described in Note 15 and the derivative liability valued at $0.6 million described in Note 4.

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

Future minimum payments under the failed sale leaseback are as follows (in thousands):

2023 (excluding the nine months ended September 30, 2023)	543
2024	3,200
2025	3,635
2026	4,097
2027	4,302
Thereafter	26,031
Total payments	41,808
Lease Portfolio
The Company uses an estimated incremental borrowing rate based on information available at lease commencement to determine the present value of lease payments when the rate implicit in the lease is not readily determinable. The weighted average discount rate used was 6.70%. As of September 30, 2023, the remaining operating lease ROU asset and operating lease liability were approximately $37.1 million and $39.5 million, respectively. As of December 31, 2022, the operating lease ROU asset and operating lease liability were approximately $39.3 million and $40.8 million, respectively. As of September 30, 2023 and December 31, 2022, $3.0 million and $2.2 million, respectively, of the lease liability was determined to be short term and was included in accrued expenses and other current liabilities within the condensed consolidated balance sheets.

Related party lease expense related to the Company's leases in Justin, Texas was $0.2 million and $0.5 million for the three and nine months ended September 30, 2023, respectively. Related party lease expense related to the Company's leases in Justin, Texas was $0.1 million and $0.4 million for the three and nine months ended September 30, 2022, respectively.

Certain lease agreements also provide the Company with the option to renew for additional periods. These renewal options are not considered in the remaining lease term unless its reasonably certain that the Company will exercise such options. The weighted average remaining lease term as of September 30, 2023 and December 31, 2022 was 8.9 years years and 9.7 years, respectively.

Throughout the term of the lease agreements, the Company is responsible for paying certain operating costs, in addition to rent, such as common area maintenance, taxes, utilities, and insurance. These additional charges are considered variable lease costs and are recognized in the period in which costs are incurred.
Maturities of the Company’s operating lease liabilities at September 30, 2023 were as follows (in thousands):

Operating Lease
2023 (excluding nine months ended September 30, 23)	$1,354
2024	5,573
2025	5,728
2026	5,504
2027	5,532
Thereafter	29,520
Total lease payments	53,211
Less: imputed interest(1)	13,702
Present value of operating lease liabilities	39,509
Current portion of operating lease liabilities(2)	2,986
Operating lease liabilities, net of current portion	$36,523
__________________________
(1)Calculated using the incremental borrowing rate
(2)Included within Accrued expenses and other current liabilities line item on the Condensed Consolidated Balance Sheet.
11. Commitments and Contingencies
Commitments
In connection with the commencement of the Company's Bentonville, Arkansas and Michigan leases in 2022, the Company issued standby letters of credit of $9.5 million and $1.1 million, respectively which are included in restricted cash within the accompanying consolidated balance sheet as of September 30, 2023.

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

On April 2, 2021 and April 9, 2021, the Company was named as a defendant in putative class action complaints filed in California on behalf of individuals who purchased or acquired shares of the Company’s stock during a specified period. Through the complaint, plaintiffs are seeking, among other things, compensatory damages. The Company has filed a pending motion to dismiss the complaints. On February 28, 2023, the court granted the Company’s motion to dismiss with leave to amend. On March 10, 2023, the lead plaintiff filed a second amended consolidated complaint. On March 23, 2023, the court entered a stipulated order setting a briefing schedule on the Company’s anticipated motion to dismiss the second amended consolidated complaint. On April 10, 2023, the court entered a stipulated order granting the lead plaintiff leave to file a third amended consolidated complaint and relieving defendants of any obligation to respond to the second amended consolidated complaint. Under the April 10, 2023 order, within 14 days of the release of any order regarding a settlement between the Company and the SEC, the parties shall confer and jointly submit a proposed schedule for the filing of any third amended consolidated complaint and for the filing of the defendant's response to the third amended consolidated complaint. The lead plaintiff filed a third amended consolidated complaint on September 8, 2023. The court entered a stipulated order setting the deadline to respond to the third amended consolidated complaint to December 7, 2023 and setting January 11, 2024 as the deadline for lead plaintiff's opposition to a motion to dismiss and February 8, 2024 as the deadline for a reply in support of a motion to dismiss the third amended consolidated complaint. The final determinations of liability arising from these litigation matters will only be made following comprehensive investigations and litigation processes.
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
The SEC also instituted a related settled administrative proceeding against the Company. Without admitting or denying the findings, the Company agreed to the entry of a cease-and-desist order prohibiting further violations of Sections 17(a)(2) and (3) of the Securities Act, Sections 13(a) and 14(a) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, 14a-3 and 14a-9 thereunder. The Company also agreed to pay a civil penalty of $1.5 million.
In March 2022, the Company received demand letters on behalf of shareholders of the Company identifying purchases and sales of the Company’s securities within a period of less than six months by DD Global Holdings Ltd. (“DDG”) that resulted in profits in violation of Section 16(b) of the Exchange Act. On May 9, 2022, the Company brought an action against DDG in the Southern District of New York seeking the disgorgement of the Section 16(b) profits obtained by DDG from such purchases and sales. In the action, the Company seeks to recover an estimated $61.1 million of Section 16(b) profits. On September 6, 2022, the Company filed an amended complaint. On September 20, 2022, DDG filed a motion to dismiss the amended complaint. The Company’s opposition to DDG’s motion to dismiss was filed on October 4, 2022 and briefing on the motion was completed when DDG filed its reply brief on October 11, 2022. On September 21, 2023, the court issued a decision denying DDG’s motion to dismiss. DDG’s answer to the amended complaint was filed on October 19, 2023. An initial pretrial conference is scheduled for January 12, 2024. Discovery has not yet commenced.
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

12. Related Party Transactions
On November 25, 2020, Canoo Holdings Ltd., prior to the Company's merger with HCAC ("Legacy Canoo") entered into an agreement, which remains in effect, with the CEO of the Company to reimburse Mr. Aquila for certain air travel expenses based on certain agreed upon criteria (“aircraft reimbursement”). The total aircraft reimbursement to Mr. Aquila for the use of an aircraft owned by Aquila Family Ventures, LLC (“AFV"), an entity controlled by Mr. Aquila, for the purposes related to the business of the Company was $0.2 million and $1.6 million for the three and nine months ended September 30, 2023, respectively. The reimbursement was approximately $0.1 million and $0.6 million for the three and nine months ended September 30, 2022, respectively. In addition, certain AFV staff provided the Company with shared services support in its Justin, Texas corporate office facility. For the three and nine months ended September 30, 2023, the Company paid AFV approximately $0.4 million and $1.4 million, respectively, for these services. For the three and nine months ended September 30, 2022, the Company paid AFV approximately $0.3 million and $0.8 million, respectively, for these services.
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

During the three and nine months ended September 30, 2023, the Company sold 1.9 million shares of Common Stock at prices ranging from $0.60 to $0.71 for net proceeds of $1.2 million under the ATM Offering.
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

On February 5, 2023, the Company also issued warrants to purchase 2.0 million shares of our Common Stock (the “Placement Agent Warrants”) to our placement agent as part of the compensation payable for acting as our exclusive placement agent in connection with the SPA. The Placement Agent Warrants had the same terms as the warrants issued under the SPA. These warrants are equity classified and were measured at fair value on the issuance date. As of September 30, 2023, $1.6 million is reflected on the condensed consolidated statement of stockholders' equity as it relates to the issuance of these warrants.

The Company entered into other equity agreements including the Yorkville PPA and Convertible Debentures discussed in Note 9, the May 2022 PIPE, June 2023 PIPE, and August 2023 PIPE discussed in Note 12, and warrants issued to various parties discussed in Note 15.
14. Stock-based Compensation
Restricted Stock Units

The Company granted stock to compensate existing employees and attract top talent, primarily through various forms of equity, including restricted stock unit awards (“RSU”). Each RSU represents a contingent right to receive one share of Common Stock. During the three and nine months ended September 30, 2023, 9.6 million and 19.1 million RSUs were granted subject to time-based vesting, respectively. During the three and nine months ended September 30, 2022, 2.1 million and 13.8 million RSUs were granted subject to time-based vesting, respectively.

The total fair value of restricted stock units granted during the three and nine months ended September 30, 2023 were $5.9 million and $12.7 million, respectively. The total fair value of restricted stock units granted during the three and nine months ended September 30, 2022 were $7.7 million and $54.8 million, respectively.
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
PSUs subject to performance conditions, such as operational milestones, are measured on the grant date, the total fair value of which is calculated as the product of the number of PSUs and the grant date stock price. Compensation expense for PSUs with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period. The PSUs vest based on the Company's achievement of certain specified operational milestones by various dates through December 2025. The Company granted zero PSUs to employees during the three and nine months ended September 30, 2023, respectively. The Company granted 0.1 million and 4.3 million PSUs to employees during the three and nine months ended September 30, 2022, with a total grant date fair value of $0.1 million and $13.9 million, respectively. As of September 30, 2023, the Company's analysis determined that these operational milestone events are probable of achievement and as such, compensation expense excluding the impact of forfeitures of $0.8 million and $3.4 million has been recognized for previously awarded PSUs to employees during the three and nine months ended September 30, 2023, respectively. The compensation expense was recognized during the three and nine months ended September 30, 2022 was $3.0 million and $4.6 million, respectively.
There were no PSUs granted to the CEO during the three and nine months ended September 30, 2023 and for the three and nine months ended September 30, 2022. The compensation expense recognized for previously awarded PSUs to the CEO was $3.5 million and $10.6 million for the three and nine months ended September 30, 2023, respectively. The compensation expense recognized for previously awarded PSUs to the CEO was $4.4 million and $13.5 million for the three and nine months ended September 30, 2022, respectively.
The following table summarizes the Company’s stock-based compensation expense by line item for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Research and development	$626	$8,217	$4,970	$23,342
Selling, general and administrative	6,282	11,310	18,481	37,638
Total	$6,908	$19,527	$23,451	$60,980
The Company’s total unrecognized compensation cost as of September 30, 2023 was $28.4 million
2020 Employee Stock Purchase Plan
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
During the three and nine months ended September 30, 2023, total employee withholding contributions for the 2020 ESPP was $0.2 million and $0.8 million, respectively. During the three and nine months ended September 30, 2022, total employee withholding contributions for the 2020 ESPP was $0.5 million and $2.5 million, respectively. Approximately $0.1 million and $0.4 million of stock-based compensation expense was recognized for the 2020 ESPP during the three and nine months ended September 30, 2023, respectively, and $0.2 million and $1.1 million of stock-based compensation expense was recognized for the 2020 ESPP during the three and nine months ended September 30, 2022, respectively.

15. Warrants
Public Warrants
As of September 30, 2023, the Company had 23,755,069 public warrants outstanding. Each public warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment. The public warrants will expire on December 21, 2025, or earlier upon redemption or liquidation.
There were no public warrants exercised for the three and nine months ended September 30, 2023 and 2022.
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

In connection with the Walmart EV Fleet Purchase Agreement, the Company entered into a Warrant Issuance Agreement with Walmart pursuant to which the Company issued to Walmart a Warrant to purchase an aggregate of 61.2 million shares of Common Stock, subject to certain anti-dilutive adjustments, at an exercise price of $2.15 per share, which represented approximately 20% ownership in the Company on a fully diluted basis as of the issuance date. As a result of the anti-dilution adjustments, the Warrant is currently exercisable for an aggregate of 64.4 million shares of Common Stock at a per share exercise price of $2.04. The Warrant has a term of 10 years and is vested with respect to 15.3 million shares of Common Stock. Thereafter, the Warrant will vest quarterly in amounts proportionate with the net revenue realized by the Company from transactions with Walmart or its affiliates under the Walmart EV Fleet Purchase Agreement or enabled by any other agreement between the Company and Walmart, and any net revenue attributable to any products or services offered by Walmart or its affiliates related to the Company, until such net revenue equals $300.0 million, at which time the Warrant will have vested fully.

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

As of September 30, 2023, a total of 15.3 million warrants have vested, of which none have been exercised.

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
As of September 30, 2023 the Company had issued warrants to Yorkville to purchase an aggregate of 34.2 million shares of Common Stock, of which all of the warrants have been exercised at a price of $0.62 per share, for gross cash proceeds of $21.2 million.

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

The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes-Merton option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	4.36
Expected volatility	113.3%
Expected dividend rate	—%
Risk free rate	4.61%
Estimated fair value per warrant	$0.32
Exercise price	$1.30
Stock price	$0.49

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

As the common stock and warrants were issued in a single transaction, the total proceeds from the transaction were allocated among the freestanding instruments. The fair value of the warrants measured at issuance was $40.0 million, with the remaining proceeds allocated to the common stock, which is included in additional paid-in capital presented in the consolidated balance sheets. The fair value as of September 30, 2023 was $16.2 million resulting in a gain of $1.5 million and $23.8 million for the three and nine months ended September 30, 2023, respectively. None of the warrants have been exercised as of September 30, 2023.

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

The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	5.23
Expected volatility	113.3%
Expected dividend rate	—%
Risk free rate	4.55%
Estimated fair value per warrant	$0.39
Exercise price	$0.67
Stock price	$0.49

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

The fair value of the warrants measured at issuance was $7.0 million, with the remaining proceeds allocated to the common stock, which is included in additional paid-in capital presented in the consolidated balance sheets. As of September 30, 2023, the fair value of the warrants were $6.4 million resulting in a gain of $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively. None of the warrants have been exercised as of September 30, 2023.

I-40 Warrants

In connection with the lease agreement entered into with I-40 Partners discussed in Note 10, the Company issued warrants to I-40 Partners to purchase an aggregate of 2.3 million shares of Common Stock, with an exercise price of $0.65 per share and expiration date of October 7, 2028.
The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	5.02
Expected volatility	124.9%
Expected dividend rate	—%
Risk free rate	4.55%
Estimated fair value per warrant	$0.39
Exercise Price	$0.65
Stock Price	$0.49

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

The fair value of the warrants measured at issuance and as of September 30, 2023 was $0.9 million. As of September 30, 2023, none of the warrants have been exercised.

August 2023 PIPE

On August 4, 2023, the Company received an aggregate of $3.0 million in connection with the Common Stock and Common Warrant Subscription Agreement. The Company issued warrants to multiple parties to purchase an aggregate of 5.6 million shares of Common Stock, with an exercise price of $0.67 per share and will be initially exercisable beginning six months months following the date of issuance and will expire five years from the initial exercise date.

The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	5.34
Expected volatility	113.3%
Expected dividend rate	—%
Risk free rate	4.55%
Estimated fair value per warrant	$0.39
Exercise price	$0.67
Stock price	$0.49

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

As the common stock and warrants were issued in a single transaction, the total proceeds from the transaction were allocated among the freestanding instruments. The fair value of the warrants at issuance was $3.0 million, with the remaining proceeds allocated to the common stock, which is included in additional paid-in capital presented in the consolidated balance sheets. As of September 30, 2023, the fair value of the warrants was $2.2 million resulting in a gain of $0.8 million for the three and nine months ended September 30, 2023. None of the warrants have been exercised as of September 30, 2023.

Convertible Debentures

In connection with the Convertible Debentures discussed in Note 9, the Company issued warrants to Yorkville to purchase an aggregate of 127.3 million shares of Common Stock, with an exercise price of $0.54 per share. The warrants are immediately exercisable and will expire five years from the issuance date.
The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants at the issuance date was measured using the Black-Scholes option pricing model. The key inputs used in the valuation were as follows:

	July Convertible Debenture	August Convertible Debenture	September Convertible Debenture
Expected term (years)	4.75	4.84	4.99
Expected volatility	113.3%	113.3%	113.3%
Expected dividend rate	—%	—%	—%
Risk free rate	4.57%	4.56%	4.55%
Estimated fair value per warrant	$0.39	$0.39	$0.40
Exercise price	$0.54	$0.54	$0.54
Stock price	$0.49	$0.49	$0.49

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

The Company elected to value of the Convertible Debentures at fair value therefore the total proceeds from the transaction were allocated among the freestanding financial instruments. Refer to Note 9 for additional discussion. The total fair value of the warrants measured at issuance was $61.5 million. The fair value as of September 30, 2023 was $50.0 million resulting in a gain of $11.5 million for the three and nine months ended September 30, 2023. As of September 30, 2023, none of the warrants have been exercised.
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
Net loss per share is presented in conformity with the two-class method required for participating securities. The following table presents the outstanding potentially dilutive shares that have been excluded from the computation of diluted net loss per share, because including them would have an anti-dilutive effect (in thousands):

	September 30,
	2023	2022
Convertible debt (Note 9)	10,928	7,451
Restricted and performance stock units	37,177	33,257
Restricted common stock shares	—	3,019
Early exercise of unvested stock options	69	870
Options to purchase common stock	110	197
17. Income Taxes
As the Company has not generated any taxable income since inception, the cumulative deferred tax assets remain fully offset by a valuation allowance, and no benefit from federal or state income taxes has been included in the condensed consolidated financial statements.

18. Subsequent Events
Purchase Agreement, Preferred Stock and Warrants
On September 29, 2023, the Company entered into a securities purchase agreement (the "Preferred Stock Purchase Agreement") with an institutional investor (the "Preferred Stock Purchaser") in connection with the issuance, sale and delivery by the Company of an aggregate of 45,000 shares (the "Preferred Shares") of the Company’s 7.5% Series B Cumulative Perpetual Redeemable Preferred Stock, par value 0.0001 per share (the "Preferred Stock"), which is convertible into shares of the Company’s common stock, and pursuant to which the Company issued warrants to purchase approximately 23.0 million shares of Common Stock (the "Preferred Warrants"), for a total purchase price of $45.0 million. On October 12, 2023, the Company closed the sale of the Preferred Shares and the Preferred Warrants to the Preferred Stock Purchaser and filed the certificate of designation for the Preferred Stock. The transaction is initially recognized on the settlement date of October 12, 2023.
Authorized Shares Amendment
On October 5, 2023, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to Paragraph A of Article IV of the Company’s Second Amended and Restated Certificate of Incorporation to increase the Company’s number of shares of authorized common stock, par value 0.0001 per share, from 1.00 billion shares to 2.00 billion shares and the corresponding increase in the total number of authorized share of capital stock the Company may issue from 1.01 billion to 2.01 billion shares
The Company has analyzed its operations subsequent to September 30, 2023, through the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose.

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
Overview

Canoo is a high-tech advanced mobility technology company with a mission to bring electric vehicles (“EVs”) to everyone and provide connected services that continually improve the vehicle ownership experience through its lifecycle. We have developed a technology and design platform that we believe will enable us to rapidly innovate and launch new products which address multiple customer use cases. Our vehicle architecture and design philosophy are aimed at enhancing customer productivity and are complimented by our unique software systems.

We remain committed to environmentally friendly, sustainable mobility solutions that are accessible to everyone. We proudly intend to manufacture our EVs in Oklahoma, bringing advanced manufacturing and technology jobs to communities in America's heartland. We are committed to building a diverse workforce that will draw heavily upon the local communities of Native Americans and veterans.

We believe we are one of the first automotive manufacturers focused on monetizing value across the entirety of the vehicle lifecycle, across multiple owners. Our platform and data architecture is purpose-built to be durable and serve as the foundation for the vehicles we intend to offer. The foundational layer is our Multi-Purpose Platform (“MPP” or “platform”) architecture, which serves as the base of our vehicles, including the Lifestyle Vehicle and its Base, Premium, and Adventure trims; the Lifestyle Delivery Vehicle and its 130 and 190 trims; the Multi-Purpose Delivery Vehicle (“MPDV”) and the Pickup. The next layer is cybersecurity which is embedded in our vehicle to ensure the privacy and protection of vehicle data. Our ‘top hats’ or cabins are modular and purpose-built to provide tailored solutions for our customers. The remaining layers include connected accessories and a digital customer ecosystem that present high-margin opportunities that extend through the lifecycle of the vehicle across multiple owners. Our software solutions provide us with monetizable opportunities throughout the vehicle life, including predictive maintenance and service or advanced driver assistance systems (“ADAS”) upgrades.

Our platform architecture is a self-contained, fully functional rolling chassis that directly houses the most critical components for operation of an EV, including our in-house designed proprietary electric drivetrain, battery systems, advanced vehicle control electronics and software and other critical components, which all have been optimized for functional integration. Both our true steer-by-wire system, believed to be the first such system applied to a production intent vehicle, and our transverse composite leaf-spring suspension system are core components of our platform’s differentiated functionality, enabling the development of a broad range of vehicle types and use cases due to the chassis’ flat profile and fully variable steering positions. All of our announced vehicles, including the Lifestyle Vehicle, the Lifestyle Delivery Vehicle, the MPDV and the Pickup, will share a common platform architecture paired with different ‘top hats’ to create a range of unique purpose-built mobility solutions.

In addition to our vehicle technology, we are developing an in-house designed and proprietary software platform that aggregates car data from both Canoo and non-Canoo vehicles and delivers valuable insights to our customers. Collected over-the-air for connected vehicles or via an on-board diagnostics (“OBD”) device for non-connected vehicles, we believe car data is critical to empowering the customer journey and maximizing utility and value from the vehicle ownership experience. Leveraging our data aggregation platform, we aim to create the Canoo Digital Ecosystem, an application store that centralizes all vehicle information for customers and provides key tools across Security & Safety,

Household Vehicle Management, Fleet Management, Lifecycle Management and Vehicle Asset Management. Through our software offering, we believe we can provide differentiated and substantial value to customers while creating revenue opportunities throughout the vehicle lifecycle, across multiple owners.

Core to our values is delivering high quality products while empowering local communities, which drove our decision to build in America and source a majority of our parts from America and allied nations. We believe vertical integration across our manufacturing and assembly process will enable us to achieve in-house scale production with less supply chain risk and provide us with better oversight of our vehicle manufacturing. We are building production facilities in states and communities that are investing in high-tech manufacturing alongside us, creating American jobs and driving innovation.
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
Revenue
Our revenue was derived from vehicle revenues resulting from the delivery of our vehicles as well as revenues derived from battery modules and engineering services to our customers.
Cost of Revenue
We recorded cost of revenue for the vehicle components, parts, labor costs, and amortized tooling and capitalized costs involved in producing and assembly of our EVs.
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

Gain on Fair Value Change in Warrant Liability and Derivative Liability

The gain on fair value change in the warrant liability and derivative liability is primarily due to the change in fair value of the corresponding warrant and derivative liability described in Note 4 and Note 15.

Loss on Fair Value Change in Derivative Asset

The loss on fair value change in derivative asset is due to the change in fair value of the conversion feature of the fifth Pre-Paid Advance described in Note 9.

Loss on Fair Value Change in Convertible Debt

The loss on fair value change in convertible debt is due to the change in fair value of the convertible debentures further described in Note 9.

Loss on Extinguishment of Debt

The loss on extinguishment of debt arose from the redemption of our convertible debt with Yorkville into Common Stock, as discussed in Note 9, Convertible Debt.
Other (expense), net
Other expense is due to financing expenses related to the SPA and Placement Agent warrants, as discussed in Note 15, Warrants.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(in thousands)	2023	2022			2023	2022
Revenue	$519	$—	$519	NM	519	—	519	NM
Cost of revenue	903	—	903	NM	903	—	903	NM
Gross margin	(384)	—	(384)	NM	(384)	—	(384)	NM
Operating Expenses
Research and development expenses, excluding depreciation	21,965	57,063	(35,098)	(62)%	107,651	255,009	(147,358)	(58)%
Selling, general and administrative expenses, excluding depreciation	24,925	48,826	(23,901)	(49)%	85,195	159,600	(74,405)	(47)%
Depreciation	1,495	3,449	(1,954)	(57)%	10,632	9,020	1,612	18%
Total costs and operating expenses	48,385	109,338	(60,953)	(56)%	203,478	423,629	(220,151)	(52)%
Loss from operations	(48,769)	(109,338)	60,569	(55)%	(203,862)	(423,629)	219,767	(52)%
Interest expense	(4,195)	(2,179)	(2,016)	NM	(6,755)	(2,189)	(4,566)	NM
Gain (loss) on fair value change in contingent earnout shares liability	279	(2,067)	2,346	NM	2,843	22,869	(20,026)	(88)%
Gain on fair value change in warrant and derivative liability	17,126	—	17,126	NM	40,091	—	40,091	NM
Loss on fair value change in derivative asset	(3,761)	—	(3,761)	NM	(3,761)	—	(3,761)	NM
Loss on extinguishment of debt	(2,573)	(4,095)	1,522	(37)%	(30,261)	(4,095)	(26,166)	639%
Loss on fair value change in convertible debt	(69,615)	—	(69,615)	NM	(69,615)	—	(69,615)	NM
Other expense, net	(466)	(26)	(440)	NM	(2,256)	(420)	(1,836)	NM
Loss before income taxes	(111,974)	(117,705)	5,731	(5)%	(273,576)	(407,464)	133,888	(33)%
Provision for income taxes	—	—	—	NM	—	—	—	NM
Net loss and comprehensive loss	(111,974)	(117,705)	5,731	(5)%	(273,576)	(407,464)	133,888	(33)%
“NM” means not meaningful
Revenue and Cost of Revenues
Revenues include vehicle revenues resulting from the delivery of our vehicles to our customers as well as revenues derived from other streams including battery modules, and engineering services to our customers. We generated $0.5 million in revenues during the three and nine months ended September 30, 2023. We expect to ramp volumes over the rest of 2023 and 2024 at a measured pace to match with the delivery schedules that are being agreed with our customers. Our cost of revenues primarily include vehicle components and parts, labor costs, and amortized tooling and capitalized costs involved in producing and assembly of our parts and components. We incurred $0.9 million in cost of revenues which includes LCNRV write down of $0.4 million during the three and nine months ended September 30, 2023.

As our cost of revenues were greater than our revenues, it resulted in a negative gross margin of $0.4 million during the three and nine months ended September 30, 2023. Negative gross margin was primarily due to the custom-built, low-volume initial vehicle deliveries. We expect negative gross margin to improve on a per-vehicle basis as we increase overall production levels, and achieve commercial cost savings on material and labor costs.
Research and Development Expenses, excluding Depreciation

Research and development expenses decreased by $35.1 million, or 62%, to $22.0 million in the three months ended September 30, 2023, compared to $57.1 million in the three months ended September 30, 2022. The decrease was primarily due to decreases in research and development costs of $13.2 million, salary and benefit costs of $9.8 million, and stock based compensation costs of $7.6 million.

Research and development expenses decreased by $147.4 million, or 58%, to $107.7 million in the nine months ended September 30, 2023. The decrease was primarily due to decreases in research and development costs of $88.4 million, salaries and benefits costs of $24.3 million, stock based compensation costs of $18.3 million, and professional fees of $5.9 million.

Research and development costs decreased by $13.2 million in the three months ended September 30, 2023, compared to the three months ended September 30, 2022 and by $88.4 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to decreases in spending related to engineering and design, gamma parts, prototype tooling, and redirecting focus on initiatives related to commencing low-volume production.

Salary and benefit costs decreased by $9.8 million in the three months ended September 30, 2023, compared to three months ended September 30, 2022 and by $24.3 million in the nine months ended September 30, 2023, compared the nine months ended September 30, 2022. This was due to changes in headcount mix from engineering to manufacturing, turnover of employees and a decrease in temporary employees driven by the Company's focus on essential activities.

Stock based compensation expenses decreased by $7.6 million in the three months ended September 30, 2023, compared to the three months ended September 30, 2022 and by $18.3 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to less grants of restricted stock units in the current period, and graded vesting of stock-based compensation expense.
Professional fee costs decreased by $5.9 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease was primarily due to reductions in consulting fees that are not required during the period. Professional fees for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was immaterial.
Selling, General and Administrative Expenses, excluding Depreciation
Selling, general and administrative expenses decreased by $23.9 million, or 49%, to $24.9 million for the three months ended September 30, 2023, compared to $48.8 million for the three months ended September 30, 2022. The decrease was primarily due to professional fee expense of $13.4 million, stock-based compensation expense of $5.0 million, salary and benefits expense of $4.0 million, and information technology expense of $1.3 million.
Selling, general and administrative expenses decreased by $74.4 million, or 47%, to $85.2 million for the nine months ended September 30, 2023, compared to $159.6 million in the nine months ended September 30, 2022. The decrease was primarily due to professional fee expense of $27.9 million, stock-based compensation expense of $19.2 million, salary and benefits expense of $15.2 million, marketing expense of $7.3 million, and information technology expense of $3.4 million.
Professional fee costs decreased by $13.4 million in the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Professional fee costs decreased by $27.9 million in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease was primarily due to reduction in legal fees and consulting and recruiting fees.
Stock-based compensation costs decreased by $5.0 million in the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Stock-based compensation costs decreased by $19.1 million in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease was primarily due to forfeiture of restricted stock resulting from headcount changes, and graded vesting of stock-based compensation expense.
Marketing costs decreased by $7.3 million in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease was primarily due to the company's reduced investment in marketing expenses. Marketing and event costs for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was immaterial.
Salary and benefit costs decreased by $4.0 million in the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Salary and benefit costs decreased by $15.2 million in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. This was due to changes in headcount driven by turnover, and the Company's focus on essential activities.

Depreciation Expense
Depreciation expense decreased by $2.0 million in the three months ended September 30, 2023, compared to the three months ended September 30, 2022 and increased by $1.6 million in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was primarily due to tooling assets being transferred into service.
Interest (expense)
Interest expense increased by $2.0 million and $4.6 million in the three and nine months ended September 30, 2023, primarily due to amortization of debt discount and extinguishments of debt.
Gain on Fair Value Change in Contingent Earnout Shares Liability
Gain on fair value change in contingent earnout shares liability increased by $2.3 million to $0.3 million in the three months ended September 30, 2023, compared to a loss of $2.1 million for the three months ended September 30, 2022 and decreased by $20.1 million to $2.8 million in the nine months ended September 30, 2023, compared to $22.9 million in the nine months ended September 30, 2022 . The change was primarily due to the periodic remeasurement of the fair value of our contingent earnout shares liability.
Gain on Fair Value Change in Warrant and Derivative Liability
Gain on fair value change in warrant and derivative liability increased by $17.1 million in the three months ended September 30, 2023, and by $40.1 million in the nine months ended September 30, 2023, which was primarily due the fair value change of the corresponding warrant liability related to warrants discussed in Note 15.
Loss on Fair Value Change of Derivative Asset
Loss on fair value change in derivative asset increased by $3.8 million in the three and nine months ended September 30, 2023, primarily due to the fair value change of the derivative assets related to Prepaid Advance Agreement discussed in Note 9.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased by $1.5 million and $30.3 million in the three and nine months ended September 30, 2023, which was due to the repayments made to Yorkville on the PPA and Convertible Debenture through the issuance of shares.
Loss on Fair Value Change of Debt Issuance
Loss on fair value change of debt issuance increased by $69.6 million in the three and nine months ended September 30, 2023, primarily due the fair value change of the convertible debt between inception and September 30, 2023 related to Convertible Debentures discussed in Note 9.
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
EBITDA, Adjusted EBITDA, Adjusted Net Loss and Adjusted Earnings Per Share ("EPS")

“EBITDA” is defined as net loss before interest expense, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation, restructuring charges, asset impairments, non-routine legal fees, and other costs associated with exit and disposal activities, acquisition and related costs, changes to the fair value of contingent earnout shares liability, changes to the fair value of warrant and derivative liability, changes to the fair value of the derivative asset, changes to the fair value of convertible debt, loss on extinguishment of debt, and any other one-time non-recurring transaction amounts impacting the statement of operations during the year. "Adjusted Net Loss" is defined as net loss adjusted for stock-based compensation, restructuring charges, asset impairments, non-routine legal fees, and other costs associated with exit and disposal activities, acquisition and related costs, changes to the fair value of contingent earnout shares liability, changes to the fair value of warrants and derivative liability, changes to the fair value of the derivative asset, changes to the fair value of convertible debt, loss on extinguishment of debt, and any other one-time non-recurring transaction amounts impacting the statement of operations during the year. "Adjusted EPS" is defined as Adjusted Net Loss on a per share basis using the weighted average shares outstanding.

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

These non-GAAP financial measures, when presented, are reconciled to the most closely comparable U.S. GAAP measure as disclosed below for the three and nine months ended September 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended September 30,
	2023			2022
	EBITDA	Adjusted EBITDA	Adjusted Net Loss	EBITDA	Adjusted EBITDA	Adjusted Net Loss
Net loss	$(111,974)	$(111,974)	$(111,974)	$(117,705)	$(117,705)	$(117,705)
Interest expense (income)	4,195	4,195	—	2,179	2,179	—
Provision for income taxes	—	—	—	—	—	—
Depreciation	1,495	1,495	—	3,449	3,449	—
Gain (loss) on fair value change in contingent earnout shares liability	—	(279)	(279)	—	2,067	2,067
Gain on fair value change in warrant and derivative liability	—	(17,126)	(17,126)	—	—	—
Loss on fair value change in derivative asset	—	3,761	3,761	—	—	—
Loss on extinguishment of debt	—	2,573	2,573	—	4,095	4,095
Loss on fair value change in convertible debt	—	69,615	69,615	—	—	—
Other expense, net	—	466	466	—	26	26
Stock-based compensation	—	6,908	6,908	—	19,527	19,527
Non-cash legal settlement	—	—	—	—	5,532	5,532
Adjusted Non-GAAP amount	(106,284)	(40,366)	(46,056)	(112,077)	(80,830)	(86,458)

US GAAP net loss per share
Basic	N/A	N/A	(0.18)	N/A	N/A	(0.43)
Diluted	N/A	N/A	(0.18)	N/A	N/A	(0.43)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic	N/A	N/A	(0.07)	N/A	N/A	(0.31)
Diluted	N/A	N/A	(0.07)	N/A	N/A	(0.31)

Weighted-average common shares outstanding:
Basic	N/A	N/A	621,286	N/A	N/A	275,455
Diluted	N/A	N/A	621,286	N/A	N/A	275,455

	Nine Months Ended September 30,
	2023			2022
	EBITDA	Adjusted EBITDA	Adjusted Net Loss	EBITDA	Adjusted EBITDA	Adjusted Net Loss
Net loss	$(273,576)	(273,576)	(273,576)	$(407,464)	$(407,464)	$(407,464)
Interest expense (income)	6,755	6,755	—	2,189	2,189	—
Provision for income taxes	—	—	—	—	—	—
Depreciation	10,632	10,632	—	9,020	9,020	—
Gain (loss) on fair value change in contingent earnout shares liability	—	(2,843)	(2,843)	—	(22,869)	(22,869)
Gain on fair value change in warrant and derivative liability	—	(40,091)	(40,091)	—	—	—
Loss on fair value change in derivative asset	—	3,761	3,761	—	—	—
Loss on extinguishment of debt	—	30,261	30,261	—	4,095	4,095
Loss on fair value change in convertible debt	—	69,615	69,615	—	—	—
Other expense, net	—	2,256	2,256	—	420	420
Stock-based compensation	—	23,451	23,451	—	60,980	60,980
Non-cash legal settlement	—	—	—	—	5,532	5,532
Adjusted Non-GAAP amount	(256,189)	(169,779)	(187,166)	(396,255)	(348,097)	(359,306)

US GAAP net loss per share
Basic	N/A	N/A	(0.53)	N/A	N/A	(1.62)
Diluted	N/A	N/A	(0.53)	N/A	N/A	(1.62)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic	N/A	N/A	(0.36)	N/A	N/A	(1.43)
Diluted	N/A	N/A	(0.36)	N/A	N/A	(1.43)

Weighted-average common shares outstanding:
Basic	N/A	N/A	515,879	N/A	N/A	250,783
Diluted	N/A	N/A	515,879	N/A	N/A	250,783
Liquidity and Capital Resources
As of September 30, 2023, we had unrestricted cash and cash equivalents in the amount of $8.3 million, which were primarily invested in money market funds that consist of liquid debt securities issued by the U.S. government. In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. Additionally, see discussion related to the operating lease maturity schedule and any new leases entered into in Note 10 of the notes to our accompanying financial statements.

We have incurred and expect to incur, net losses which have resulted in an accumulated deficit of $1.5 billion as of September 30, 2023. Management continues to explore raising additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing to supplement the Company’s capitalization and liquidity. If and as we raise additional funds by incurring loans or by issuing debt securities or preferred stock, these forms of financing have rights, preferences, and privileges senior to those of holders of our Common Stock. The availability and the terms under which we are able to raise additional capital could be disadvantageous, and the terms of debt financing or other non-dilutive financing involve restrictive covenants and dilutive financing instruments, which could place significant restrictions on our operations. Macroeconomic conditions and credit markets are also impacting the availability and cost of potential future debt financing. As we raise capital through the issuance of additional equity, such sales and issuance has and will continue to dilute the ownership interests of the existing holders of Common Stock. There can be no assurances that any additional debt, other non-dilutive and/or equity financing would be available to us on favorable terms or at all. We expect to continue to incur net losses, comprehensive losses, and negative cash flows from operating activities in accordance with our operating plan as we continue to expand our research and development activities to complete the development of our EVs, establish our go-to-market model and scale our operations to meet anticipated demand. We expect that both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:
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
Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	Nine Months Ended September 30,
Consolidated Cash Flow Statements Data	2023	2022
Net cash used in operating activities	$(191,435)	$(329,863)
Net cash used in investing activities	(45,376)	(58,377)
Net cash provided by financing activities	208,902	181,271
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
Our cash outflow from operating activities primarily consist of payments related to our research and development and selling, general and administration expenses. Total expenditure as it relates to research and development excluding depreciation was $107.7 million during the nine months ended September 30, 2023, of which $5.0 million related to stock-compensation expenses. We also incurred selling, general and administration expenses of $85.2 million for the nine months ended September 30, 2023, of which $18.5 million related to stock-compensation expenses. The expenses include salaries and benefits paid to employees as primarily all salaries and benefits were paid in cash during the nine months ended September 30, 2023.

Cash Flows from Investing Activities
We generally expect to experience negative cash flows from investing activities as we expand our business and continue to build our infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth.
Net cash used in investing activities was approximately $45.4 million for the nine months ended September 30, 2023, related to purchases of production tooling, machinery, and equipment to support manufacturing activities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $208.9 million for the nine months ended September 30, 2023, which primarily consisted of proceeds from issuance of convertible debt of $107.5 million, shares under SPA of $52.5 million offset by issuance costs of $1.5 million, proceeds from Yorkville exercising their warrants of $21.2 million, proceeds from PPA of $16.8 million and proceeds from PIPE of $11.8 million.
Critical Accounting Estimates
Our condensed consolidated financial statements (unaudited) have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Convertible Debentures

The Company elected the fair value option to account for the Convertible Debentures in an aggregate principal amount of up to $62.5 million that were issued in April, June and September 2023, discussed in Note 9 titled “Convertible Debentures” of the Notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The Convertible Debentures are measured at fair value on a recurring basis using Level 3 inputs. We use the Monte Carlo valuation technique to measure the fair value of the Convertible Debentures with any changes in the fair value of the Convertible Debentures recorded in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income.
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
Interest Rate Risk

We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents. We had cash and cash equivalents totaling $8.3 million as of September 30, 2023. Our cash and cash equivalents were invested primarily in money market funds and are not invested for trading or speculative purposes. However, due to the short-term nature and the low-risk profile of the money market funds, we do not believe a sudden increase or decrease in market interest rates would have a material effect on the fair market value of our portfolio.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Inflationary factors such as increases in material costs (e.g. semiconductor chips) or overhead costs may adversely affect our business, financial condition, and operating costs upon commencing commercial operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Executive Chair and CEO and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. We have established and currently maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on an evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Securities

The issuance of shares of our Common Stock upon the conversion of the Yorkville Convertible Debentures, the Yorkville PPA or upon the exercise of the Yorkville Warrants will continue to increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

On June 30, 2023, the Company entered into the July Convertible Debenture with Yorkville, in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $26.6 million. Furthermore, in connection with the July Convertible Debenture, the Company issued to Yorkville a warrant to purchase up to 49.6 million shares of our Common Stock at an exercise price of $0.54 (the “July Warrant”).

On August 2, 2023, the Company also entered into the August Convertible Debenture with Yorkville, in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $27.9 million. Furthermore, in connection with the August Convertible Debenture, the Company issued to Yorkville a warrant to purchase up to 49.6 million shares of our Common Stock at an exercise price of $0.54 (the “August Warrant").

On September 11, 2023, the Company received an aggregate of $12.5 million on account of the Fifth Pre-Paid Advance in accordance with the PPA. As of September 30, 2023, 15.1 million shares of Common Stock converted at the Amended Floor Price have been issued to Yorkville under the Fifth Pre-Paid Advance. The Company may enter into further pre-paid advance agreements with Yorkville under the PPA.

On September 26, 2023, the Company also entered into the September Convertible Debenture with Yorkville, in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $15.0 million. Furthermore, in connection with the September Convertible Debenture, the Company issued to Yorkville a warrant to purchase up to 28.0 million shares of our Common Stock at an exercise price of $0.54 (the “September Warrant", together with the July Warrant and the August Warrant, collectively the "Yorkville Warrants").

The issuance of shares of our Common Stock upon the conversion of the Yorkville Convertible Debentures, the Yorkville PPA and upon the exercise of the Yorkville Warrants will continue to increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
We have been notified by The Nasdaq Stock Market LLC of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our Common Stock could be delisted from Nasdaq, which would have an adverse impact on the trading, liquidity, and market price of our Common Stock.
On March 27, 2023, the Company received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market indicating that, based upon the closing bid price of the Common Stock for the prior 30 consecutive business days, the Company was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Select Market (the “Bid Price Requirement”).

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was initially granted 180 calendar days, or until September 25, 2023, to regain compliance with the Bid Price Requirement.
On August 23, 2023, the Company applied to transfer its securities from The Nasdaq Global Select Market to The Nasdaq Capital Market. Along with its application, the Company also provided written notice to the Staff of its intention to cure the deficiency. On September 14, 2023, the Company received a letter from the Staff approving the Company’s application to list its securities on The Nasdaq Capital Market. The Company’s securities were transferred to The Nasdaq Capital Market on September 18, 2023. On September 26, 2023, the Company received a letter from the Staff granting the Company an additional 180 calendar days, or until March 25, 2024, to regain compliance with the Bid Price Requirement. For further discussion, see the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

During the three months ended September 30, 2023, the Company sold equity securities not registered under the Securities Act, as has been previously disclosed in Current Reports on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below provides information with respect to recent repurchases of unvested shares of our Common Stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2023	3,993	$0.02	—	—
August 1 - August 31, 2023	6,978	$0.02	—	—
September 1 - September 30, 2023	4,854	$0.02	—	—
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

3.4
Form of Notice of Delisting or Failure to Satisfy a Continued Listing Rule; Transfer of Listing dated September 15, 2023 (incorporated by reference to exhibit 3.01 in the Form 8-K filed with the SEC on September 15, 2023)

3.5
Certificate of Amendment, dated October 6, 2023, to the Second Amended and Restated Certificate of Incorporation of Canoo Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on October 6, 2023)

3.6
Certificate of Designation of the Company for the 7.5% Series B Cumulative Perpetual Redeemable Preferred Stock, dated October 12, 2023 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on October 12, 2023)

4.1	Form of Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2023).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2023).
4.3	Form of Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2023).
4.4	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2023).
4.5	Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2023).
4.6	Form of Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023).
4.7	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023).
4.8	Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023).
4.9	Form of Convertible Debentures (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2023)
4.10	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2023)
4.11	Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2023)
4.12	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on October 2, 2023)
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

10.4
Amendment to Sales Agreement, effective March 1, 2023, by and among Panasonic Industrial Devices Sales Company of America, Division of Panasonic Corporation of North America, SANYO Electric Co., Ltd., and Canoo Technologies Inc.(incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2023).

10.5
Common Stock and Common Warrant Subscription Agreement, effective June 22, 2023, by and between Canoo Inc. and certain special purpose vehicles (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 28, 2023)

10.6
Securities Purchase Agreement, dated June 30, 2023, by and between Canoo Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 7, 2023)

10.7
Securities Purchase Agreement, dated August 2, 2023 by and between Canoo Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 4, 2023)

10.8
Offer Letter dated as of August 28, 2023, by and between Canoo Inc. and Greg Ethridge (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2023

10.9
Supplemental Agreement, dated September 13, 2023, by and between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2023)

10.10
Securities Purchase Agreement, dated September 26, 2023 by and between Canoo Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 26, 2023)

10.11
Securities Purchase Agreement, dated September 29, 2023 by and between Canoo Inc. and Institutional Investor(incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 2, 2023)

31.1*
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
Date: November 14, 2023

CANOO INC.

By:	/s/ Tony Aquila
Name:	Tony Aquila
Title:	Chief Executive Officer and Executive Chair of the Board
(Principal Executive Officer)

By:	/s/ Greg Ethridge
Name:	Greg Ethridge
Title:	Chief Financial Officer
(Principal Financial Officer)