Form 10-K
period 2023-12-31
Canoo Inc.
filed 2024-04-01
CIK 1750153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-38824
CANOO INC.
(Exact name of registrant as specified in its charter)

Delaware	83-1476189
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

19951 Mariner Avenue, Torrance, California	90503
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (424) 271-2144
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	GOEV	The Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $264.50 per share	GOEVW	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing price as reported on the Nasdaq Capital Market, the aggregate market value of the registrant’s Common Stock held by non-affiliates on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $205,501,379.
The number of outstanding shares of the registrant’s Common Stock as of March 25, 2024 was 64,397,326.

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
•The resulting market price of our Common Stock following the Reverse Stock Split may not attract new investors, and it is not certain that the Reverse Stock Split will result in a sustained proportionate increase in the market price of our Common Stock.
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
•We have remediated the material weaknesses previously reported in our internal control over financial reporting, but if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.
•If we fail to manage our growth effectively, we may not be able to design, develop, manufacture, market and launch our EVs successfully.
•We are highly dependent on the services of our key employees and senior management and, if we are unable to attract and retain key employees and hire qualified management, technical and EV engineering personnel, our ability to compete could be harmed.
•We face significant barriers to manufacture and bring our electric vehicles ("EVs") to market, and if we cannot successfully overcome those barriers our business will be negatively impacted.
•Outstanding amounts and limited capacity under the Yorkville PPA will make us more vulnerable to downturns in our financial condition.
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
•We may not be able to realize the non-dilutive financial incentives offered by the State of Oklahoma where we will develop our own manufacturing facilities.
•We and our third-party suppliers will rely on complex machinery for production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.
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
•We are dependent on our suppliers, some of which are single or limited source suppliers, and the inability of these suppliers to deliver necessary components of our EVs at prices and volumes, performance and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results.
•We are or may be subject to risks associated with strategic alliances or acquisitions and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.
•The automotive market is highly competitive and technological developments by our competitors may adversely affect the demand for our EVs and our competitiveness in this industry.
•If the market for EVs does not develop as we expect or develops more slowly than is expected, our business, prospects, financial condition and operating results will be adversely affected.
•We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives for which we may apply.
•Our EVs are based on the use of complex and novel steer-by-wire technology that is unproven on a wide commercial scale.
•Our EVs rely on software and hardware that is highly technical, and if these systems contain errors, bugs or vulnerabilities, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.
•We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our EVs and customer data processed by us or third-party vendors.
•Our stock price has been volatile, and the market price of our Common Stock may drop below the price you pay.
•Future sales and issuances of our equity or convertible securities could result in dilution to our existing stockholders and could cause the price of our Common Stock to decline.
•Substantial blocks of our total outstanding shares may be sold into the market. If there are substantial sales or issuances of shares of our Common Stock, the price of our Common Stock could decline.
•Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our securities.
•Economic, regulatory, political and other events, including fluctuating interest rates, sustained inflation, slower growth or recession, issues with supply chain, shortage of labor, national and global geopolitical and economic uncertainty, may adversely affect our financial results.
•Our ability to meet the timelines we have established for production and manufacturing milestones of our EVs is uncertain.

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

PART I
ITEM 1. BUSINESS

Company Overview

Canoo Inc. (“Canoo” or the “Company”) is a high tech advanced mobility technology company with a proprietary modular electric vehicle platform and connected services initially focused on commercial fleet, government and military customers. The Company has developed a breakthrough EV platform that it believes will enable it to rapidly innovate, iterate and bring new products, addressing multiple use cases, to market faster than our competition and at lower cost. Our vehicle architecture and design philosophy are aimed at driving productivity and returning capital to our customers, and we believe the software and technology capabilities we are developing, packaged around a modular, customizable product, have the potential to empower the customer experience across a vehicle’s lifecycle. We have commercialized our first production vehicles and are delivering them to customers. We remain committed to the environment and to delivering sustainable mobility to our customers to support them in meeting their net zero emissions goals. We are proudly manufacturing our fully electric vehicles in Oklahoma and are committed to building a diverse workforce that will draw heavily upon the local communities of Native Americans and Veterans.

We believe we are one of the first automotive manufacturers focused on monetizing value across the entirety of the vehicle lifecycle, across multiple owners. Our platform and data architecture is purpose-built to be durable and serve as the foundation for the vehicles we intend to offer, unlocking a highly differentiated, multi-layer business model. The foundational layer is our Multi-Purpose Platform (“MPP-1” or “platform”) architecture, which serves as the base of our vehicles. Our first production vehicles are the Lifestyle Delivery Vehicle, including the Lifestyle Delivery Vehicle 130 and Lifestyle Delivery Vehicle 190. Future models will include the Lifestyle Vehicle ("LV") in its Base, Premium, and Adventure trims; the Multi-Purpose Delivery Vehicle (“MPDV”) and the Pickup. The next layer is cybersecurity which is embedded in our vehicle to ensure the privacy and protection of vehicle data. Our top hats, or cabins, are modular and purpose-built to provide tailored solutions for our customers. This intentional design enables us to efficiently use resources to produce only what is necessary, underscoring our focus on sustainability and returning capital to customers. The remaining layers, connected accessories and digital customer ecosystem, present high-margin opportunities that extend beyond the initial vehicle sale, across multiple owners. In addition, there are opportunities for software sales throughout the vehicle life, including predictive maintenance and service software or advanced driver assistance systems (“ADAS”) upgrades.

Our platform architecture is a self-contained, fully functional rolling chassis that directly houses the most critical components for operation of an EV, including our in-house designed proprietary electric drivetrain, battery systems, advanced vehicle control electronics and software and other critical components, which all have been optimized for functional integration. Both our true steer-by-wire system, believed to be the first such system applied to a production-intent vehicle, and our transverse composite leaf-spring suspension system are core components of our platform’s differentiated functionality, enabling the development of a broad range of vehicle types and use cases due to the chassis’ flat profile and fully variable steering positions. All of our announced EVs, including the Lifestyle Delivery Vehicle 130, the Lifestyle Delivery Vehicle 190, the LV, the MPDV and the Pickup, will share a common platform architecture paired with different top hats to create a range of uniquely customized and use case optimized purpose-built mobility solutions targeting multiple segments of the rapidly expanding EV marketplace.

In addition to our vehicle technology, we are developing an in-house designed and proprietary software platform that aggregates car data from both Canoo and non-Canoo vehicles and delivers valuable insights to our customers. Collected over-the-air for connected vehicles or via an on-board diagnostics (“OBD”) device for non-connected vehicles, we believe car data is critical to powering the customer journey and maximizing utility and value from the vehicle ownership experience. Leveraging our data aggregation platform, we aim to create the Canoo Digital Ecosystem, an application store that centralizes all vehicle information for customers and provides key tools across Security & Safety, Household Vehicle Management, Fleet Management, Lifecycle Management and Vehicle Asset Management. Through our software offering, we believe we can provide substantial value to customers by staying connected throughout the vehicle lifecycle, across multiple owners.

As a Technology Equipment Manufacturer (TEM), Canoo is dedicated to developing vehicles that prioritize high performance, design excellence and seamless integration of purpose-built hardware and proprietary software. The core of Canoo's technology is in its Multi-Purpose Platform (MPP) architecture which has been meticulously engineered for durability and versatility, enabling a wide range of use cases. Our integrated software delivers user-centric features and functions that enable the generation of valuable data-driven insights for both fleet operators and consumers. Ultimately,

Canoo strives to provide a connected, safe, and personalized driving experience by harnessing advanced vehicle technology.

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

We continue to innovate and develop every aspect of our business, from capturing opportunities beyond the traditional business model to our built in America, highly utilitarian vehicles optimized to return capital to our customers. We believe being forward-thinking across these areas has set the foundation for us to develop into a scalable business that is differentiated from our peers across the automotive original equipment manufacturer (“OEM”) landscape.

Our Foundational Chassis and Purpose-Built Vehicles

Our Multi-Purpose Platform

Technology first, we view our vehicles as hardware and software solutions and look at our business as a technology equipment manufacturer ("TEM"). We have designed what we believe to be the world’s most modular, flattest, production-ready EV platform. It is purposefully engineered to provide maximum consumer and cargo space on a small vehicle footprint. The platform’s modularity supports a wide range of vehicle applications and use cases. With our common platform architecture, we expect to enable the production of our Lifestyle Delivery Vehicle 130, Lifestyle Delivery Vehicle 190, Lifestyle Vehicle, MPDV, and Pickup, among other additional vehicle variants. By using a uniquely versatile platform architecture strategy as the foundation for multiple vehicles, we expect to reduce both time and expense in research and development, testing and manufacturing. These efficiencies enable us to develop and scale future vehicle programs faster and at a significantly lower overall cost than other vehicle manufacturers. In addition, by allowing us to develop and bring new products to market, our platform architecture will enable us to more efficiently allocate capital to meet current and evolving areas of demand and market opportunities.

Our proprietary platform architecture directly houses all of the most critical components of an EV. This includes the market’s first true steer-by-wire platform, a composite leaf spring suspension system, an advanced fully electric drivetrain, a modular battery and battery management systems, “DC fast charge” and bi-directional charging capabilities, and an innovative electrical systems architecture. Each of these component systems has been engineered not only for optimal performance but also for efficient packaging into our compact platform. We place a strong emphasis on efficiency and functional integration, and have designed many components to fulfill as many functions as possible. This strategy reduces the total number of parts, platform size and weight, ultimately providing a more spacious, utilitarian interior and cost-effective vehicle.

The system's innovative architecture consolidates our domain functions across 16 core ECUs all of which support over-the-air updating and data collection via our proprietary hardware and software stack.

Purpose-Built Vehicles

Lifestyle Delivery Vehicle 130

The Lifestyle Delivery Vehicle 130, offers a spacious cargo capacity on a Class-1 footprint to deliver maximized return on investment for a wide range of commercial customers. Our upfit-ready design and top hat is tailored for commercial delivery, providing customization flexibility to meet business needs without compromising space or performance.

Lifestyle Delivery Vehicle 190

The Lifestyle Delivery Vehicle 190, built on the same MPP-1 platform as the Lifestyle Delivery Vehicle 130, is tailored for Class-2 commercial and fleet use. The Lifestyle Delivery Vehicle 190 offers a larger capacity, payload, and cargo utilization while maintaining maneuverability and ergonomics.

Lifestyle Vehicle

Our passenger-oriented LV is the result of a completely re-engineered vehicle design, eliminating wasted space throughout the vehicle and providing exceptional utility to the user. By capitalizing on EV architecture, our LV eliminates compartmentalization, featuring more interior volume than a SUV and an exterior footprint comparable to a compact car, the LV accommodates space for up to seven people.

The LV is expected to feature a minimalist concealed infotainment panel and seamless mobile phone and device connection. It is also expected to have SAE Level 2.5 ADAS with compatibility for more advanced levels of autonomy. We have in sourced all the advanced IP development, including test and validation of ADAS software for the LV. The vehicle architecture is designed to integrate with advanced driver assist technology. As a result, the vehicle will be positioned to evolve and adapt to the next generation of transportation.

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

Pickup

Our Pickup is versatile and incorporates an array of innovative features, designed to help commercial and passenger customers do more with their vehicles. High-utility features include integrated worktables, multi-accessory charge ports for work tools and devices, and multiple spaces for cargo storage to be a ready-for-work vehicle. The Pickup can also be retrofitted with accessories, such as roof racks, camper shells, modular bed dividers and stowage solutions to further customize per the customers’ needs, for work or adventure.

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

Canoo’s driver mobile app will incorporate valuable insights for real-time vehicle status and access to remote commands. The driver app will enable Passive Keyless Entry (PKE) for keyless entry access and operation of multiple Canoo vehicles and assignment to the appropriate number of drivers for our customers. Our driver mobile app will provide remote commands--such as lock/unlock, charging, climate--live vehicle data and insights on vehicle status and performance, vehicle alerts and notifications for safety, and accessing ecosystem of multiple Canoo vehicles. The driver mobile app is intended for fleet drivers and designed to scale to consumer driver’s needs.

Relatedly, vehicle HMI is another component of Canoo’s digital ecosystem where it is interconnected with software applications such as CanooHub, web, and driver app. Vehicle HMI encompasses vehicle controls, customizable settings, range mode, cruise control, vehicle alerts, camera feeds for safety and connectivity such as cellular, Wi-Fi and Bluetooth.

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

Manufacturing & Product Development Strategy

Manufacturing

Our objective is to maximize return on capital by matching our cost structure with our projected production while meeting timing and quality expectations. We have carefully assessed various manufacturing footprint options and have concluded that building in America is best aligned with our mission and current focus to invest in the communities and states that are investing in high-tech, innovative manufacturing alongside us, creating American jobs. In addition, we are exploring the use of advanced manufacturing techniques including additive manufacturing, laser welding, and flexible factory machinery and equipment, which we believe will enable us to efficiently manufacture top hats serving multiple use cases. This will allow us to more effectively allocate capital to respond to market demand. We have completed definitive agreements with both the State of Oklahoma and the City of Oklahoma City including approximately $115 million of non-dilutive financial incentives, subject to achieving milestone-based objectives.

In addition, we are focused on optimizing our manufacturing plants for capital efficiency. We expect to generate significant capital efficiencies in production as our platform allows for the production of different vehicle derivatives on the same production line. The platform was engineered for optimal production flexibility, and can be manufactured on an entirely independent basis, or in parallel with a vehicle top hat, a considerable innovation in design that reduces complexity in assembly and will facilitate more efficient production at scale.

Canoo has a battery module manufacturing facility in Pryor, Oklahoma. This facility, utilizing highly automated assembly lines, will produce our proprietary battery modules, leveraging our intellectual property on both thermal management and battery management systems. Our battery modules, currently utilizing standard 2170 cylindrical cells, are applicable beyond Canoo vehicles and can be deployed for different energy use cases with a scalable and flexible configuration including those being evaluated by the US Army.

Product Development

Consistent with a focus on continuing to develop proprietary technology, our team has accelerated the research and development of several prototype configurations, enabling us to accelerate the development of the Lifestyle Delivery Vehicle and to design, develop and ultimately present to the public our MPDV, the segment defining Canoo Pickup, and three additional derivatives of our Lifestyle Vehicle. We will continue to seek out new use cases and applications currently not addressed by any of our peers or other market participants.

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

Sales and Distribution Strategy

We aim to provide a frictionless experience that puts our products in the hands of commercial and government fleet customers efficiently and in the manner that works best for their businesses, lifestyles and purchasing habits.

We expect to offer direct sales through our website for fleets, individuals, and volume orders. We also anticipate that a future revenue channel will be through sales and licensing the design of secondary market or aftermarket products, such as vehicle accessories, wraps, and other customizable add-ons. Through thoughtful design choices, such as our differentiated vehicle peg boards which can be accessorized with any number of attachments and fastenings for add-ons such as roof racks, additional storage and even a camper, our vehicles have been purpose-built so that each customer, even downstream customers, can have the chance to personalize the vehicle for their own uses or aesthetic preferences. We anticipate that both direct and third-party partners will also support our customers for purchase and installation of our growing catalog of secondary and aftermarket products. Additionally, while some Canoo Digital Ecosystem functionalities are packaged with the vehicle, we expect to offer others as upgradeable options accessed as a subscription service.

To deliver outstanding service and maintenance, we will have a mix of Canoo service centers, mobile service at customer locations and recommended third party service and collision centers, so owners of our vehicles can receive fast and seamless service from trained and skilled technicians wherever they are. As a technology-forward company, much of our service support will be done via over-the-air connection to the vehicles. Our customer journey software will ensure that throughout the course of a vehicle’s life, from production and delivery to its first drive and service visit, each event is recorded so that the owner has the most up-to-date and accurate information.

Competitive Strengths

We believe our intentional strategy to focus on the entirety of the vehicle lifecycle provides distinct advantages that position us to win:

•Non-traditional business model drives revenue throughout the vehicle lifecycle: Today, OEMs are primarily focused on selling vehicles to their first owner, leaving significant opportunity behind in the aftermarket. We estimate there are 50-70 monetizable touchpoints across a vehicle’s entire lifetime, such as car part replacements, service and maintenance. These incremental opportunities come from our durable platform, adaptable top hats, customizable connected accessories, automotive service-related software offerings and over-the-air upgrades. With this approach, we have innovated and rethought the traditional OEM business model and positioned ourselves to capture more value.

•Highly configurable vehicle platform designed and engineered in-house: We have developed critical technologies in-house that allow for our vehicle platform to be highly modular and efficient. Over 70% of critical functions for our vehicles are delivered in this platform, enabling us to develop utilitarian vehicles that can address a wide range of use cases and applications. Our current platform architecture can support multiple vehicles, addressing different segments of the vehicle market. Additionally, our vehicle design and engineering is functionality-focused, differentiated by its simplicity and intended superior performance. All of these key innovations are protected intellectual IP, such as our steer-by-wire packaging, suspension and battery pack thermal management, differentiating us from our peers.

•Software centric ecosystem built upon access to harmonized vehicle data enabling monetization opportunities: We believe our software and its vehicle agnostic approach is a critical differentiator relative to our peers. By harnessing vehicle data across both Canoo and non-Canoo vehicles, we position ourselves to become the vehicle asset management platform of entire households or fleets. Our software platform is designed to aggregate and anonymize vehicle data such as motor temperature, diagnostic status, and tire pressure either over-the-air from Canoo and other connected vehicles, or via an OBD device for legacy vehicles. We expect the Canoo Digital Ecosystem will be built upon this harmonized vehicle data, which will be analyzed to deliver insights to customers about all their vehicles in one centralized location. As a part of the Canoo Digital Ecosystem, we intend to ultimately build a robust ecosystem of partner solutions including fleet logistics, insurance, charging stations, and body and repair shops, to deepen our value proposition to customers while driving business for our partners.

Most importantly, the Canoo Digital Ecosystem is intended to enable us to maintain connectivity to our customers throughout the vehicle lifecycle, regardless of whether they are the 1st, 2nd, 3rd or 4th vehicle owner. By capturing all the potential touchpoints throughout a vehicle’s lifecycle, across multiple owners, we can better understand our customers and provide deeper insights to them, enabling us to continue building the most utilitarian, innovative solutions to address their needs.

Integrating purpose-made hardware and software enables Canoo to seamlessly roll out new functionality and more effectively empower the customer with rich data-driven insights. Canoo has purposefully developed its intellectual property to create a software-defined vehicle and ultimately benefit the end user with realized total cost of ownership benefits.

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

Growth Strategies

We will continue to invest in the growth of our business to drive revenue and improve customer satisfaction. We believe the growth strategies that we will employ will help maintain strong customer relationships and generate value for stakeholders over the long-term. We plan to achieve this by providing a strategic product that enables our customers to purchase modular accessories, hardware, software products, and variants while continuing to invest in our proprietary technology platform.

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

As of December 31, 2023, we had 128 pending or allowed U.S. patents and 116 pending or allowed international patent applications. Our patents and patent applications are related to, among other things, EV platforms, powertrain technologies, suspension systems, battery systems, steer-by-wire design, impact features, manufacturing methods and vehicle and product design. We pursue the registration of our domain names and material trademarks and service marks in the United States and in some locations abroad. In an effort to protect our brand, as of December 31, 2023, we had one U.S. registered trademark, one pending U.S. trademark application, and 93 registered or pending international trademarks.

We regularly review our development efforts to assess the existence and patentability of new inventions, and we file additional patent applications when it is determined it would benefit our business to do so.

EMPLOYEES AND HUMAN CAPITAL

As an organization, we pride ourselves on attracting and developing a skilled workforce drawing from extensive automotive and technology experience. As of December 31, 2023, we had 651 employees. Our primary operations are spread across Torrance, CA; Justin, TX; Oklahoma City, OK and Pryor, OK. Our Oklahoma operations now account for 20% of our overall headcount as we continue to ramp our manufacturing and customer delivery capabilities. Approximately 75% of our workforce is engaged in research and development, manufacturing, and related engineering and testing functions.

We maintain a comprehensive compensation and benefits program to attract, retain, incentivize, and reward the talented employees who contribute to our business and who share in our vision to create a cleaner planet. In addition to a competitive base salary, our compensation and benefits program includes heavily subsidized healthcare and insurance benefits, health savings accounts, equity-based compensation awards, 401(k), flexible paid time off, and paid family leave. We provide our employees and their families with access to a variety of flexible and convenient health programs that allow employees to customize their benefits to best meet the needs of their individual families. We provide an Employee Stock Purchase Program for employees to increase their ownership and investment in the company.

We also maintain a Pay for Performance approach to compensation to recognize and reward performance heavily weighted toward stock-based award to further align shareholder and employee interest. Beyond our broad-based employee stock award programs, we use targeted equity-based grants for individuals with elite performance. These programs are continually evaluated and updated by the Compensation Committee of our Board of Directors (our “Board”) and management team, as appropriate, to reflect the maturation of our business and to remain competitive in attracting and retaining skilled talent.

Our management team invests significant time and attention in the continued development of our workforce and to our employee career growth and retention efforts. We continue ramping up additional hiring efforts across our organization as we develop our announced vehicle programs and software offerings, expand our geographic footprint, as we continue to ramp up our manufacturing facilities in Oklahoma. We accelerated hiring in the second half of 2023 as we geared our facilities and staff up for ongoing production. As part of our growth and retention strategy, we identify and recruit from well-respected OEMs, tier-one automotive suppliers, automotive engineering firms, software enterprises, and high-growth technology companies, while also incentivizing talent development within our existing organization. As we grow operations in the State of Oklahoma, we have partnered with local agencies to attract residents of the state, which include a significant Native American, Veteran, and state university alumni candidate pool. We are committed to attracting and retaining a workforce that is ethnically, racially, and gender diverse. We integrate diversity, equity, and inclusion principles and practices into our corporate recruiting, onboarding, and long-term retention strategies.

We are invested in seeing that our corporate values are reflected in all aspects of our operations and decision-making, and that our policies and practices reflect our commitment to fostering high ethical standards across our entire organization. We promote a safe work environment by conducting annual anti-harassment training for management and employees alike. Any employee with concerns related to our ethics or integrity, or who wishes to report incidents of fraud or abuse, may lodge an anonymous complaint through an externally-managed web-based platform or hotline without fear of retaliation. We actively seek to comply with all local, state, and federal employment laws.

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

ZEV credits in California or other states are calculated under the California Air Resources Board (“CARB”) ZEV Regulation in relation to ZEVs sold and registered in California or those states, and include Battery Electric Vehicles, Fuel Cell Electric Vehicles, and Plug-In Hybrid Electric Vehicles ("PHEVs"). The ZEV program assigns ZEV credits to each vehicle manufacturer. Vehicle manufacturers are required to maintain ZEV credits equal to a set percentage of total vehicles sold and registered in California. Under the current ZEV rule (through model year 2025), each ZEV sold and registered in California earns a number of credits based on the drivetrain type and the all-electric range (“AER”) of the vehicle under the Urban Dynamometer Driving Schedule Test Cycle. PHEVs receive between 0.4 and 1.3 credits per vehicle sold and registered in California. Battery electric and fuel cell vehicles receive between 1 and 4 credits per vehicle sold in California, based on range. The credit requirement was 9.5% in 2020, which required about 3% of sales to be ZEVs. The credit requirement will rise to 22% in 2025, which will require about 8% of sales to be ZEVs. If a vehicle manufacturer does not produce enough EVs to meet our quota, it can choose to buy credits from other manufacturers or pay a $5,000 fine for each credit it is short. Rules related to crediting and requirements will change beginning in model year 2026 under the recently adopted Advanced Clean Cars II regulation.

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

Canoo makes battery modules and announced plans in 2022 to establish a battery module production facility in Pryor, Oklahoma which is now operational. As such, the Company may benefit from the IRA’s Advanced Manufacturing Production Tax Credit (I.R.C. Section 45X). Subject to certain conditions, manufacturers can claim a credit for each battery module or other eligible component made in the United States.

Canoo may benefit indirectly from $7.5 billion in Bipartisan Infrastructure Law funding made available beginning in 2022 to build out a nationwide network of electric vehicle fast charging stations. The Company may also be eligible for a loan pursuant to the Advanced Technology Vehicles Manufacturing Loan Program administered by the U.S. Department of Energy.

In addition to federal tax credits, some U.S. states maintain laws that encourage the purchase of eligible zero emission vehicles. For example, California, Colorado, and Oregon provide state tax credits or rebates for the purchase of EVs. New Jersey and Washington exempt the purchase of EVs from state sales tax. Other inducements include preferential parking or dedicated highway lanes.

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

In 2022, Canoo announced plans to establish a vehicle manufacturing facility in Oklahoma City, Oklahoma and a battery module manufacturing facility in Pryor, Oklahoma. For these investments, state, local, and tribal governments offered Canoo economic development incentives. Those incentive offers apply to facilities Canoo has in the state of Oklahoma and total $115 million.

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

Vehicle Safety and Testing

Our vehicles are subject to, and will be required to comply with, the National Traffic and Motor Vehicle Safety Act, as amended, and numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), an operating administration of the U.S. Department of Transportation, including applicable U.S. federal motor vehicle safety standards (“FMVSS”). The Lifestyle Delivery Vehicle 130 fully complies with all applicable FMVSS without the need for any exemptions, and expect our future EVs to either fully comply or comply with limited exemptions related to new technologies.

As a manufacturer, we must self-certify that our vehicles meet all applicable FMVSS, as well as the NHTSA bumper standard, or otherwise are exempt, before the vehicles can be manufactured for sale, sold, offered for sale, introduced or delivered for introduction in interstate commerce, or imported into the United States. Numerous FMVSS regulations will apply to our vehicles, such as crash-worthiness requirements, crash avoidance requirements and EV-specific requirements. We will also be required to comply with other federal laws and regulations administered by NHTSA, including, among other things, ensuring our vehicles do not contain defects related to motor vehicle safety, recall requirements, the corporate average fuel economy (“CAFE”) standards, Theft Prevention Act requirements, consumer information labeling requirements, reporting required notices, bulletins and other communications, TREAD Act/Early Warning Information reporting, foreign recall reporting and owner’s manual requirements.

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

In addition to the various territorial legal requirements we are obligated to meet, our vehicles are engineered with the intent to achieve five-star safety rating in the U.S.’s main voluntary vehicle safety performance assessment programs, U.S. NCAP. Five-star is the maximum attainable score. NHTSA has introduced a number of additional safety related tests aimed at improving the safety of passenger vehicles.

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

Right to Repair

Additionally, we are subject to certain laws and regulations, including right-to-repair legislation enacted in a number of states, that may require us to provide third-party access to our network, parts, tools, and/or vehicle systems.

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
AVAILABLE INFORMATION
We file electronically with the U.S. Securities and Exchange Commission (the “SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.canoo.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.
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
•The resulting market price of our Common Stock following the Reverse Stock Split may not attract new investors, and it is not certain that the Reverse Stock Split will result in a sustained proportionate increase in the market price of our Common Stock.
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
•We have remediated the material weaknesses previously reported in our internal control over financial reporting, but if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.
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
•Outstanding amounts and limited capacity under the Yorkville PPA will make us more vulnerable to downturns in our financial condition.
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
•We may not be able to realize the non-dilutive financial incentives offered by the State of Oklahoma where we will develop our own manufacturing facilities.
•We and our third-party suppliers will rely on complex machinery for production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.
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
•We are dependent on our suppliers, some of which are single or limited source suppliers, and the inability of these suppliers to deliver necessary components of our EVs at prices and volumes, performance and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results.
•We are or may be subject to risks associated with strategic alliances or acquisitions and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.
•The automotive market is highly competitive and technological developments by our competitors may adversely affect the demand for our EVs and our competitiveness in this industry.
•If the market for EVs does not develop as we expect or develops more slowly than is expected, our business, prospects, financial condition and operating results will be adversely affected.
•We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives for which we may apply.
•Our EVs are based on the use of complex and novel steer-by-wire technology that is unproven on a wide commercial scale.
•Our EVs rely on software and hardware that is highly technical, and if these systems contain errors, bugs or vulnerabilities, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.

•We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our EVs and customer data processed by us or third-party vendors.
•Our stock price has been volatile, and the market price of our Common Stock may drop below the price you pay.
•Future sales and issuances of our equity or convertible securities could result in dilution to our existing stockholders and could cause the price of our Common Stock to decline.
•Substantial blocks of our total outstanding shares may be sold into the market. If there are substantial sales or issuances of shares of our Common Stock, the price of our Common Stock could decline.
•Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our securities.
•Economic, regulatory, political and other events, including fluctuating interest rates, sustained inflation, slower growth or recession, issues with supply chain, shortage of labor, national and global geopolitical and economic uncertainty, may adversely affect our financial results.
•Our ability to meet the timelines we have established for production and manufacturing milestones of our EVs is uncertain.
Risks Related to Our Business and Financial Results
We are an early stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future.
We incurred a net loss and comprehensive loss of $302.0 million and $487.7 million, for the years ended December 31, 2023 and 2022, respectively. We believe we will continue to incur operating and net losses and comprehensive losses each quarter, at least until we significantly advance operations and produce and deliver our EVs to the market on a large scale. Due to various circumstances we have in the past, and may in the future, delay the launch and delivery of our vehicles, or may not be able to deliver them at all. Even if we are able to successfully develop our EVs and attract customers for our vehicle and product offerings, there can be no assurance that we will be financially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our EVs, which may not occur.
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
We require significant capital to develop and grow our business, including acquiring, developing and tooling our production facilities, developing and producing our EVs, establishing or expanding design, research and development, production, sales, customer experience and service facilities and building our brand. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including expenses to develop and tool our facilities, research and development expenses (including related to developing and commercializing our Lifestyle Delivery Vehicle 130, Lifestyle Delivery Vehicle 190, MPDV and Pickup, configurations thereof, and other future vehicles), raw material procurement costs, sales and distribution expenses as we build our brand and market our EVs and other products, and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. Furthermore, although we believe the intended modularity of our EV platform will allow us to reduce costs to develop and manufacture new vehicles, we cannot guarantee that this will be the case and the development and manufacture of new vehicle models may require greater capital expenditure than anticipated. In addition, we may incur significant costs associated with developing and operating both effective sales channels as well as a robust service and maintenance network for our EVs. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our EVs to meet projected performance metrics, identify and investigate new areas of demand and successfully market our EVs, but also to sell our EVs at prices needed to achieve our expected margins and control our capital expenditures and costs, including the risks and costs associated with developing our facilities, operating, maintaining and financing our fleet of EVs. If we are unable to efficiently design, develop, manufacture, market, deploy, distribute and service our EVs, our margins, profitability and prospects would be materially and adversely affected.
Our current business plans require a significant amount of capital. If we are unable to obtain sufficient funding or do not have access to capital, we may not be able to execute our business plans and our prospects, financial condition and results of operations could be materially adversely affected.

We have experienced operating losses, and we expect to continue to incur operating losses as we implement our business plans. We expect our capital expenditures to continue to be significant in the foreseeable future as we expand our business. We expect to expend capital with significant outlays directed both toward bringing our current vehicle programs to market as well as developing additional vehicles, along with related products and service offerings. The fact that we have a limited operating history means we have limited historical data on the demand for our EVs and other products. As a result, our future capital requirements are uncertain and actual capital requirements may be different from those we currently anticipate. In addition, new opportunities for growth in future product lines and markets may arise and may require additional capital.

During the year ended December 31, 2023, our principal sources of liquidity were proceeds from the Yorkville PPA (Notes 9 and 14), Yorkville Convertible Debentures (Note 9), the RDO SPA (Note 14), the Preferred Stock Purchase Agreement (Note 14), the ATM Offering (Note 14) and the PIPEs (Note 13), as well as our unrestricted cash balance in the amount of $6.4 million as of December 31, 2023. As an early-stage growth company, our ability to access capital is critical. We expect that we will need to raise additional capital in order to continue to execute our business plans in the future, and we plan to seek equity and/or debt financing, including by offering additional equity, and/or equity-linked securities, through one or more credit facilities and potentially by offering debt securities, to finance a portion of our future expenditures. The global macroeconomic environment and the resulting negative impacts on capital markets as well as other geopolitical forces may make it more difficult for us to raise additional funds.

Further, we previously entered into the ATM Sales Agreement (Note 14) whereby we have the right, but not the obligation, to sell shares of our Common Stock, having an aggregate sales price of up to $200.0 million, from time to time, through an “at the market offering” program. However, our optionality under the Yorkville PPA and the ATM Sales Agreement is subject to certain conditions that may not be satisfied. Accordingly, we may not be able to utilize these facilities to raise additional capital when, or in the amounts, we may require. The Yorkville PPA, including the supplemental agreements to the Yorkville PPA, restrict our ability to utilize the ATM Sales Agreement while there are Pre-Paid Advances outstanding. As such, there is no guarantee that we will be able to sell any additional shares and receive any additional proceeds from the ATM Sales Agreement.

The sale of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations or our ability to pay dividends to our stockholders. Our ability to obtain the necessary additional financing to carry out our business plans or to refinance, if necessary, any outstanding debt when due is subject to a number of factors, including general market conditions, which continue to experience volatility and disruptions as a result of inflation expectations and interest rate changes, and investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds on favorable terms, we may have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We might not be able to obtain any such funding or we might not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations and our prospects, financial consolidated results of operations could be materially adversely affected, in which case our investors could lose some or all of their investment.

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

During the year ended December 31, 2023, our principal sources of liquidity were proceeds from the Yorkville PPA (Notes 9 and 14), Yorkville Convertible Debentures (Note 9), the RDO SPA (Note 14), Preferred Stock Purchase Agreement (Note 14), the ATM Offering (Note 14) and the PIPEs (Note 13), as well as our unrestricted cash balance in the amount of $6.4 million as of December 31, 2023. We continue to explore potential sources of capital financing, but our current sources of financing remain limited. The decision regarding future sale of shares is subject to market conditions, such as trading volume, price of our Common Stock and other factors beyond our control. Furthermore, under the terms of the PPA (Notes 9 and 14) and the Eighth Supplemental Agreement (Note 19), if there are any amounts outstanding under a Pre-Paid Advance, we are not permitted to utilize the ATM Sales Agreement without prior consent from Yorkville. Additional capital may not be available on favorable terms, or at all, and additional equity financing, including shares issued under the Yorkville PPA or ATM Sales Agreement, could further dilute our current stockholders. If we raise additional funds by issuing debt securities or preferred stock, or by incurring additional loans, these forms of financing would have rights, preferences, and privileges senior to those of holders of our Common Stock. If adequate capital is not available to us in the amounts needed, we could be required to terminate or significantly curtail our operations in which case our investors could lose some or all of their investment.
The resulting market price of our Common Stock following the Reverse Stock Split may not attract new investors, and it is not certain that the Reverse Stock Split will result in a sustained proportionate increase in the market price of our Common Stock.

On March 8, 2024, the Company effected the Reverse Stock Split as discussed in Note 19. Although we believe that a higher market price of our Common Stock resulting from the Reverse Stock Split may help generate greater or broader investor interest, there can be no assurance that such higher market price will attract new investors, including institutional investors. Additionally, it cannot be assured that the Reverse Stock Split will result in any sustained proportionate increase in the market price of our Common Stock, which is dependent upon many factors, including our business and financial performance, general market conditions and prospects for future success, which are unrelated to the number of shares of our Common Stock outstanding. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our Common Stock falls below $1.00 per share for a period of at least 30 trading days, our Common Stock may be delisted from The Nasdaq Capital Market.

We have not achieved positive operating cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.
We have had negative cash flow from operating activities of $251.1 million and $400.5 million for the years ended December 31, 2023 and 2022, respectively. We expect to continue to have negative cash flow from operating and investing activities for 2024 as we will continue to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to develop and tool our facilities for production, increase sales, engage in development work and ramp up operations, including capital expenditures directed toward the manufacturing of our EVs. Our business also will at times require significant amounts of working capital to support the growth of additional EV platforms and vehicle models. An inability to generate positive cash flow may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance that we will achieve positive cash flow in the near future or at all.

Our financial results may vary significantly from period to period due to fluctuations in our operating costs, product demand and other factors.
We expect our period-to-period financial results to vary based on our operating costs and product demand, which we anticipate will fluctuate as the pace at which we continue to design, develop and manufacture new EVs, increase production capacity and establish or expand design, research and development, production, sales and service facilities. Fluctuations in our period-to-period financial results may be further exacerbated as a result of factors beyond our control, including inflation, national and global geopolitical and economic certainty, changes in interest rates, demand for components and materials, and cost of labor. Additionally, our revenue from period to period may fluctuate as we identify and investigate areas of demand, adjust volumes and add new product derivatives based on market demand and margin opportunities, develop and introduce new EVs or introduce existing EVs to new markets for the first time. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results are not and will not be necessarily meaningful for the foreseeable future and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused only on quarterly financial results. If any of this occurs, the trading price of our Common Stock could fall substantially, either suddenly or over time.
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
We have remediated the material weaknesses previously reported in our internal control over financial reporting, but if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.
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
Our focus on delivering a high quality and engaging experience for our customers may not maximize short-term financial results, which may yield results that conflict with the market's expectations and could result in our stock price being negatively affected.

We are passionate about continually enhancing our customers' experience with a focus on driving long-term customer engagement through innovative, technologically advanced vehicles and services, which may not necessarily maximize short-term financial results. We frequently make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our goals to improve the customers' experience, which we believe will improve our financial results over the long-term. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our business, prospects, financial condition, results of operations and cash flows could be materially and adversely impacted.
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

Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel. We intend to continue to hire a significant number of additional personnel, including software engineers, design and production personnel and service technicians for our EVs and related products, including our software offerings. Competition for individuals with experience designing, producing and servicing EVs and automotive software is intense particularly given current labor shortages. As a result, it may be challenging to attract, hire and retain skilled personnel, in particular automotive engineering and software engineers. The geographic location of the areas where we operate or intend to operate, including Oklahoma, Michigan, Texas and Southern California may exacerbate these challenges given that availability of skilled personnel with experience in EVs and automotive software may not be as readily or historically available in certain of those locations.

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

Outstanding amounts and limited capacity under the Yorkville PPA will make us more vulnerable to downturns in our financial condition.

As of March 25, 2024, the aggregate principal balance outstanding under the Pre-Paid Advances under the PPA equal $45.0 million. Under the terms of the PPA, as of March 25, 2024, the Company has drawn down $299.9 million of the $300 million under the PPA. As such, additional capital under the PPA will not be available to the Company without Yorkville agreeing to amend the PPA or entering into a new financing arrangement. Any future amendment or new financing arrangements may be subject to additional terms and conditions, including the shareholder approval rules of Nasdaq. Pursuant to the Eighth Supplemental Agreement to the PPA (Note 19) if, any time after April 12, 2024, the VWAP of our Common Stock is less than $1.85 per share (the “Trigger Price”) for at least five trading days during a period of seven consecutive trading days (the last such day of each such occurrence, a “Triggering Date”), then the Company is required to make monthly repayments of all outstanding Pre-Paid Advance amounts beginning on the 10th calendar day after such Triggering Date and continuing on the same day of each successive calendar month until the entire amount of all such Pre-Paid Advance balances shall have been paid or until the payment obligation ceases. Each monthly payment shall be in an amount equal to the sum of (i) $12.5 million in principal amount (or the remaining outstanding principal balance, if less), (ii) the redemption premium in respect of such principal amount and (iii) accrued and unpaid interest in respect of such amount as of each monthly payment date. The obligation of the Company to make monthly payments thereunder will cease (with respect to any payment that has not yet come due) if the VWAP of our Common Stock is greater than the Trigger Price for a period of five consecutive trading days. The PPA contains other events of default which could also require us to repay outstanding amounts. Furthermore, under the terms of the PPA and the Eighth Supplemental Agreement, if there are any amounts outstanding under a Pre-Paid Advance, we are not permitted to utilize the ATM Sales Agreement without prior consent from Yorkville. Any subsequent debt we may owe Yorkville under the PPA or any other debt owed to other parties could make us more vulnerable to a downturn in our operating results or a downturn in economic conditions. If our cash flow from operations is insufficient to meet any debt service requirements or we incur an event of default, we could be required to refinance our obligations, or dispose of assets in order to meet debt service requirements.

Customers who have committed to purchase significant amounts of our vehicles may purchase significantly fewer vehicles than we currently anticipate or none at all. In that case, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

Our future success depends on us commencing commercial sales and attracting a large number of customers for our EVs. In the near-term, if we are able to complete the development of our EVs, we have secured commitments from certain customers, including, among others, Walmart, Zeeba and Kingbee to purchase vehicles. Pursuant to EV Fleet Purchase Agreements, such parties agreed to purchase certain specific number of EVs, in each case with an option to purchase additional EVs. Such parties’ purchases are subject to us meeting certain acceptance and performance criteria with respect to EVs. If we are unable to meet such requirements, such parties may terminate the EV Fleet Purchase Agreements or decide to purchase fewer vehicles than expected. Walmart also has the right to terminate the Walmart EV Fleet Purchase Agreement for convenience upon at least 30 days’ written notice. Furthermore, these parties may not have the financial resources to purchase vehicles from us. If these parties terminate the EV Fleet Purchase Agreements or purchase less EVs than expected or none at all, we will not realize the revenue that we expect to realize from these agreements.

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

As a result of the EV Fleet Purchase Agreements, we will make substantial capital investments and strategic business decisions. If we are unable to maintain our relationships with certain customers, including, among others, Walmart, Zeeba or Kingbee or other similar parties, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions could adversely affect our current financial condition and projected business operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. In addition, there is the possibility that we may not be able to access a portion of our existing cash and cash equivalents and investments in marketable securities due to market conditions. If banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments in marketable securities may be threatened and could have a material adverse effect on our business and financial condition.
Risks Related to our Customers and Products
Our ability to develop and manufacture EVs of sufficient quality and appeal to customers on schedule and on a large scale is unproven and still evolving.
Our future business depends in large part on our ability to execute our plans to design, develop, manufacture, market, deploy and service our EVs and other product offerings.
In 2023, we conducted limited production of our Lifestyle Delivery Vehicle. In 2024, we expect that additional production of the Lifestyle Delivery Vehicle will be offered, with our other vehicle models and configurations to come thereafter. However, we have significant milestones to achieve before then and we have had to delay and reassess our launch dates various times in the past. Our continued development and manufacturing of our first volume manufactured EVs and our future EVs are and will be subject to risks, including with respect to:
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
Our business will initially depend substantially on the success of our first vehicle releases, primarily our Lifestyle Delivery Vehicle. We expect to be ready to deliver the Lifestyle Delivery Vehicle and its variants first; however, at this time, there is no absolute certainty regarding timing of production in material volume of this model or our other models. Historically, automobile customers have come to expect a variety of vehicle models offered in a manufacturer’s fleet and new and improved vehicle models to be introduced frequently. In order to meet these expectations as well as evolving areas of market demand and margin opportunities, we plan in the future to introduce on a regular basis new EV models as well as enhance versions of existing vehicle models. The introduction of new EV models on the consumer side may limit customers’ willingness to purchase older model EVs. To the extent our product variety and cycles do not meet consumer expectations or cannot be manufactured on our projected timelines and in line with cost and volume targets, our financial results may be materially adversely affected. Given that for the foreseeable future, our business will depend on a limited number of models, to the extent a particular model is not well-received by the market, our sales volume could be materially and adversely affected. This could have a material adverse effect on our business, prospects, financial condition and operating results.
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
We expect to offer certain of our vehicles through direct sales through our website for fleets, individuals and volume orders. Direct sales to customers rather than through franchised dealerships, is a model of vehicle distribution that is relatively new and is different from the predominant current distribution model for automobile manufacturers and, with limited exceptions, unproven. In addition, we are also exploring vehicle sales through alternative distribution channels, including physical retailers and online sales platforms, as well as franchise dealers.
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
If our direct sales and leasing model or alternative distribution channels do not develop as expected or develop more slowly than expected, we may be required to modify or abandon such models, which could materially and adversely affect our business, prospects, financial condition, results of operations and cash flows.
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
Preorders for EVs are cancellable.
Our EVs are still in development. As a result, we offer reservations, or preorders, for our LV and its variants, our MPDV and our Pickup that are cancellable without penalty, including full refund of any deposit payments (generally $100 per vehicle reserved). Given the anticipated lead times between preorders and the date of delivery of our EVs, there is a heightened risk that customers who preorder a vehicle may ultimately decide not to convert into binding contracts to purchase to our EVs due to potential changes in customer preferences, competitive developments and other factors. As a result, no assurance can be made that preorders will not be cancelled or that preorders will result in a final purchase, and any such cancellations could harm our business, prospects, financial condition and operating results.
Risks Related to our Production Processes and Supply Chain
If we fail to successfully build and tool our manufacturing facilities and/or if we are unable to establish or continue a relationship with a contract manufacturer or if our manufacturing facilities become inoperable, we will be unable to produce our vehicles and our business will be harmed.
We have entered into facility leases for our battery assembly operations and vehicle manufacturing operations in Pryor, OK and Oklahoma City, OK, respectively. Construction and tooling of our facilities for production of our vehicles and our future expansion plans are complicated and present significant challenges. Among such challenges, our launch plans contemplate a compressed time period between the construction and tooling of our sites and the start of commercial production. As with any large-scale capital project, our construction and tooling efforts could be subject to delays, cost overruns or other complications, including among others, longer than expected lead and wait times for specific parts and tooling from certain third-party vendors. In order to commence sustained commercial production at our facilities in Oklahoma, we will also need to hire and train a significant number of employees and integrate a yet-to-be-fully-developed supply chain. A failure to commence commercial production on schedule would lead to additional costs and would delay our ability to generate meaningful revenues. In addition, it could prevent us from gaining the confidence of potential customers, spur cancellations of reservations for our vehicles and open the door to increased competition. All of the foregoing could hinder our ability to successfully launch and grow our business and achieve a competitive position in the market.
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

We may not be able to realize the non-dilutive financial incentives offered by state and local governments and other partners in Oklahoma. Developing our own manufacturing facilities for production of our EVs could increase our capital expenditures and delay or inhibit production of our EVs.

In 2021 and 2022, we finalized the selection of the State of Oklahoma as the location for certain facilities for the development, manufacture, sale and service of our EVs. As part of the negotiations with the State of Oklahoma, the State, as well as local governments and other partners, have offered non-dilutive financial incentives to support our facilities, which we expect could be realized through a period of time based upon the achievement of certain milestones.
Although we have entered into definitive agreements with the State of Oklahoma and the City of Oklahoma City, there is no guarantee or assurance that we will be able to achieve the milestones or other requirements established by state and local governments and other partners in Oklahoma to realize the full value of the financial incentives. Other factors beyond our control could also impact the ability of Oklahoma to materialize such additional incentives. As a result, there is no guarantee that we will realize the non-dilutive incentives offered to us.

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
Our facilities may also be harmed or rendered inoperable by natural or man-made disasters, including but not limited to earthquakes, tornadoes, flooding, fire, power outages, environmental hazards and remediation, costs associated with decommissioning of equipment, labor disputes and strikes, difficulty or delays in obtaining governmental permits and licenses, damages or defects in electronic systems, industrial accidents or health epidemics, which may render it difficult or impossible for us to manufacture our vehicles for some period of time. The inability to produce our vehicles or the backlog that could develop if our manufacturing plant is inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all. Should operational risks materialize, they may result in the personal injury to or death of our workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.
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
We have delayed launch of our vehicles in the past and may delay in the future. Any delay in the financing, design, development, production and release of our EVs, could materially damage our brand, business, prospects, financial condition and operating results. There are often delays in the design, development, production and release of new vehicles, and to the extent we delay the launch of our EVs, whether as a matter of corporate strategy or outside circumstances, our growth prospects could be adversely affected as we may fail to grow our market share. In particular, if we face challenges or delays in the build out of our manufacturing operations, including initially our manufacturing facility in Oklahoma, we may face potentially significant production delays which could adversely affect our business. In addition, if we are not able to manufacture EVs at scale that meet our specifications on timelines required to meet market demand, we may need to expand our manufacturing capabilities, which could cause delays in our vehicle programs and would cause us to incur additional costs. Furthermore, we rely on third-party suppliers for the provision and development of many of the key components and materials used in our EVs, and to the extent they experience any delays, we may need to seek alternative suppliers. If we experience delays by our suppliers or other third-party partners, we could experience delays in delivering on our timelines.
Increases in costs, disruption of supply or shortage of raw materials and other components used in our vehicles, in particular lithium-ion battery cells, could harm our business.
We incur significant costs related to procuring raw materials required to manufacture and assemble our vehicles and operate our business. The prices for these raw materials fluctuate depending on factors beyond our control including market conditions and global demand for these materials. Increases in prices could adversely affect our business, prospects, financial condition, results of operations, and cash flows. Further, any delays or disruptions in our supply chain could harm our business. Disruptions relating to various factors have caused and continue to cause delays in our operations, including shortages and delays in the supply of certain parts, including semiconductors and other materials and equipment necessary for the production of our vehicles and development of our manufacturing facilities. Increased production of EVs by our competitors could also result in price fluctuations and shortages of supply of raw materials and components important to our business.
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
In particular, continued increased demand for semiconductor chips after 2020 has resulted in a severe global shortage of chips, which we expect to continue through 2024. As a result, our ability to source semiconductor chips used in our vehicles has been adversely affected. This shortage may result in increased chip delivery lead times, delays in the production of our vehicles, and increased costs to source available semiconductor chips. To the extent this semiconductor chip shortage continues, and we are unable to mitigate the effects of this shortage, our ability to deliver sufficient quantities of our vehicles to fulfill our preorders and to support our growth through sales to new customers would be adversely affected. In addition, we may be required to incur additional costs and expenses in managing ongoing chip shortages, including additional research and development expenses, engineering design and development costs in the event that new suppliers must be onboarded on an expedited basis. Further, ongoing delays in production and shipment of vehicles due to a continuing shortage of semiconductor chips may harm our reputation and discourage additional preorders and vehicle sales, and otherwise materially and adversely affect our business and operations.
We are dependent on our suppliers, some of which are single or limited source suppliers, and the inability of these suppliers to deliver necessary components of our EVs at prices and volumes, performance and specifications acceptable to us, could have a material adverse effect on our business, prospects, financial condition and operating results.
We rely on third-party suppliers for the provision and development of many of the key components and materials used in our EVs. While we plan to obtain components from multiple sources whenever possible, some of the components used in our EVs will be purchased by us from a single source, at least initially or for certain markets. For example, our batteries will initially be purchased from a single source, Panasonic. See “—Increases in costs, disruption of supply or shortage of raw materials and, in particular for lithium-ion battery cells, and other components used in our vehicles, in particular lithium-ion battery cells, could harm our business.” Our third-party suppliers may not be able to meet their product specifications and performance characteristics, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications for their products for which we plan to use or provide warranties that are necessary for our solutions. If we are unable to obtain components and materials used in our EVs from our suppliers or if our suppliers decide to create or supply a competing product, our business could be adversely affected. We have less negotiating leverage with suppliers than larger and more established automobile manufacturers and may not be able to obtain favorable pricing and other terms. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term, or at all, at prices or quality levels that are favorable to us, which could have a material adverse effect on our business, prospects, financial condition and operating results. Furthermore, any inability or unwillingness of the Company’s suppliers to deliver necessary input materials or product components at timing, prices, quality and volumes that are acceptable to the Company could have a material impact on our business, prospects, financial condition, results of operations and cash flows.
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

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We may not be able to monitor and react to all developments in a timely manner. In the United States, California adopted the California Consumer Privacy Act (“CCPA”), which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action for data breaches. Specifically, the CCPA requires covered businesses to provide new disclosures to California residents, provide them new ways to opt-out of the sale of personal information. The CCPA provides for civil penalties for violations and statutory damages ranging from $100 to $750 per violation, which is expected to increase data breach class action litigation and result in exposure to costly legal judgments and settlements. The CCPA was expanded on January 1, 2023, when the California Privacy Rights Act (“CPRA”) becomes operative. The CPRA, among other things, gave California residents the ability to limit the use of certain sensitive personal information, further restricted the use of cross-contextual advertising, establish restrictions on the retention of personal information, expanded the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and established a new California Privacy Protection Agency to implement and enforce California’s privacy laws. As we expand our operations, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA marks the beginning of a trend toward more stringent privacy legislation in the United States, evidenced by new privacy laws that have become effective in states such as Colorado, Connecticut, Delaware, Indiana, Iowa, Montana, Oregon, Tennessee, Texas, Utah, and Virginia. Other states have begun to propose or enact similar laws.

In Europe, the General Data Protection Regulation (EU) 2016/679 (GDPR), applies across the European Economic Area (EEA). Also, notwithstanding the United Kingdom's (UK) withdrawal from the European Union, by operation of the so-called “UK GDPR,” the GDPR continues to apply in substantially equivalent form in the context of UK-focused personal data processing operations. Collectively, European data protection laws (including the GDPR) are wide-ranging in scope and impose numerous, significant and complex compliance burdens in relation to the processing of personal data such as, without limitation, with regard the international transfer of personal data out of the European Economic Area, Switzerland and United Kingdom. European data protection laws also provide for more robust regulatory enforcement and greater penalties for noncompliance than previous data protection laws, including, for example, under the GDPR, fines of up to €20 million or 4.0% of global annual revenue of any noncompliant organization for the preceding financial year, whichever is higher. The GDPR also confers regulators with the ability to impose personal data processing penalties; and a private right of action for data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, as well as obtain compensation for damages resulting from violations of the GDPR. Compliance with any applicable privacy and data security laws and regulations is a cost and time-intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations.

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
Our operations are and will be subject to international, federal, state and local environmental laws and regulations, including laws relating to the use, handling, storage, disposal of and human exposure to hazardous materials. Environmental and health and safety laws and regulations can be complex, and we have limited experience complying with them. Moreover, we expect that it will be affected by future amendments to such laws or other new environmental and health and safety laws and regulations which may require us to change our operations, potentially resulting in a material adverse effect on our business, prospects, financial condition and operating results. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages and indemnifications, suspension of production or a cessation of our operations.
Past, present and future contamination at properties we own or operate, we formerly owned or operated or to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to, the Comprehensive Environmental Response and the Compensation and Liability Act, each of which may impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results.
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
Under the Tax Act, as modified by the CARES Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80.0% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.
In addition, the U.S. net operating loss carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), these federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in our ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5.0% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The ability to utilize net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Similar rules may apply under state tax laws. We determined that an ownership change occurred during the 2021 tax year, resulting in an annual limitation under Section 382. If we earn taxable income, such limitation could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
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

Future sales and issuances of our equity or convertible securities could result in dilution to our existing stockholders and could cause the price of our Common Stock to decline.

We expect that significant additional capital will be needed in the future to continue our planned operations. We have primarily raised capital through equity financings and intend to continue to seek financing through the issuance of equity or convertible securities to fund our planned operations. To the extent we raise additional capital by issuing equity or convertible securities, our stockholders may experience substantial dilution, which may substantially reduce the value of their investment. We may sell equity or convertible securities in one or more transactions at prices and in a manner we determine from time to time. In addition to substantial dilution to our existing stockholders, such sales may cause the price of our Common Stock to decline.

Substantial blocks of our total outstanding shares may be sold into the market. If there are substantial sales or issuances of shares of our Common Stock, the price of our Common Stock could decline.

The price of our Common Stock could decline if there are substantial sales or issuances of shares of our Common Stock, particularly if there is a large number of shares of our Common Stock available for sale as a result of equity financing or other agreements. As of March 25, 2024, we have 64,397,326 shares of our Common Stock outstanding. We have previously entered into equity financing arrangements involving the registered sale of our shares and we could continue to do so in the future. In particular, the issuance of shares of our Common Stock upon the conversion and/or exercise of the securities issued pursuant to the PPA, the Preferred Stock Purchase Agreement, certain warrant agreements or other securities purchase agreements entered into by the Company will continue to increase the number of shares eligible for future resale in the public market and could cause the price of our Common Stock to decline. Issuances of shares of our Common Stock pursuant to the equity and financing agreements that we may continue to utilize or enter into will also continue to dilute the percentage ownership of our stockholders and may dilute the market price, the per share projected earnings (if any) or book value of our Common Stock. Sales of a substantial number of shares of our Common Stock in the public market or other issuances of shares of our Common Stock, or the perception that these sales or issuances could occur, could cause the market price of our Common Stock to decline and may make it more difficult for you to sell your shares at a time and price that you deem appropriate.

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our securities.

On March 8, 2024, we effected a 1-for-23 reverse stock split in order to increase the trading price of our Common Stock and comply with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). Although we are currently in compliance with the Bid Price Requirement, if we again fail to satisfy this or any other continued listing requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Common Stock to become listed again, stabilize the market price or improve the liquidity of our securities or prevent future non-compliance with Nasdaq’s listing requirements.
We do not expect to declare any dividends on our Common Stock in the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends on our Common Stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on then-existing conditions, including, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, business prospects and other factors that the Board may deem relevant. We are also required to pay dividends to the holders of our Series B Cumulative Perpetual Redeemable Preferred Stock, which could reduce our ability to pay cash dividends on our Common Stock. In addition, we may in the future enter into additional financing or other arrangements which could restrict our ability to pay dividends on our Common Stock. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
Concentration of ownership among our existing executive officers, directors and their respective affiliates may prevent new investors from influencing significant corporate decisions.
As of March 25, 2024, investment vehicles controlled by our Chief Executive Officer and Executive Chair beneficially own approximately 5.40% of our outstanding Common Stock and our executive officers, directors and their respective affiliates as a group beneficially own approximately 8.56% of our outstanding Common Stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
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
As of December 31, 2023, warrants to purchase an aggregate of approximately 23.8 million shares of our Common Stock were outstanding and exercisable (subject to the conditions set forth in the Public Warrant Agreement) (such warrants, "Public Warrants"). As of December 31, 2023, the exercise price of these Public Warrants is $11.50 per share. To the extent such Public Warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Public Warrants may be exercised could adversely affect the market price of our Common Stock.
There is no guarantee that our Public Warrants will be in the money at the time they are exercisable, and they may expire worthless.
As of December 31, 2023, the exercise price for our Public Warrants is $11.50 per share of Common Stock. There is no guarantee that the Public Warrants will be in the money throughout the time they are exercisable and prior to their expiration, and as such, the Public Warrants may expire worthless.
We may amend the terms of the Public Warrants in a manner that may be adverse to holders with the approval by the holders of at least 50.0% of the then-outstanding Public Warrants. As a result, the exercise price of your Public Warrants could be increased, the exercise period could be shortened and the number of shares of our Common Stock purchasable upon exercise of a Public Warrant could be decreased, all without your approval.
Our Public Warrants are issued in registered form under a warrant agreement (the “Public Warrant Agreement”) between us and Continental Stock Transfer & Trust Company, as warrant agent. The Public Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50.0% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50.0% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50.0% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Common Stock purchasable upon exercise of a Public Warrant.
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
We can provide no assurance that we will be able to maintain an active trading market for our Common Stock or our Public Warrants on the Nasdaq Capital Market, or Nasdaq, or any other exchange in the future. If an active market for our Common Stock or our Public Warrants is not maintained, or if we fail to satisfy the continued listing standards of Nasdaq for any reason and our securities are delisted, it may be difficult for our security holders to sell their securities without depressing the market price for the securities or at all. An inactive trading market may also impair our ability to both raise capital by selling shares of Common Stock and acquire other complementary products, technologies or businesses by using our shares of Common Stock as consideration.
Registration of the shares of our Common Stock issuable upon exercise of the warrants under the Securities Act may not be in place when an investor desires to exercise warrants.
Under the terms of the Public Warrant Agreement, as well as terms of the contractual agreements underlying the certain warrant agreements, we are obligated to file and maintain an effective registration statement under the Securities Act covering the issuance of shares of our Common Stock issuable upon exercise of the warrants. We cannot assure you that we will be able to do so if, for example, any facts or events arise that represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or we are required to address any comments the SEC may issue in connection with such registration statement. For so long as the issuance of the shares of Common Stock issuable upon exercise of the warrants is not covered by an effective registration statement, registered under the Securities Act, we are required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Common Stock for sale under all applicable state securities laws.
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

As of December 31, 2023, there were 23,755,069 Public Warrants outstanding. Furthermore, as of December 31, 2023, there were certain outstanding warrants to purchase our Common Stock pursuant to the VDL Nedcar Warrant (Note 16), Walmart Warrants (Note 16), Yorkville PPA Warrants (Note 16), RDO SPA Warrants (Note 16), June 2023 PIPE Warrants (Note 16), I-40 Warrants (Note 16), August 2023 PIPE Warrants (Note 16), Yorkville Convertible Debentures Warrants (Note 16) and Preferred Stock Warrants (Note 16). To the extent any of our outstanding warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares subject to resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our Common Stock and may make it more difficult for you to sell your shares at a time and price that you deem appropriate.

The actual number of shares of Common Stock we will issue pursuant to the ATM Offering, at any one time or in total, is uncertain.

Subject to certain conditions and compliance with applicable law, we may, or continue to issue, as applicable, shares of our Common Stock from time to time in the market under the ATM Offering. Furthermore, under the terms of the PPA (Notes 9 and 14) and the Eighth Supplemental Agreement (Note 19), if there are any amounts outstanding under a Pre-Paid Advance, we are not permitted to utilize the ATM Sales Agreement without prior consent from Yorkville. As such, it is not possible at this stage to predict the total number of shares of Common Stock that will be ultimately issued pursuant to these programs.
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
We expect our initial EVs sales to be concentrated in certain targeted jurisdictions, putting it at risk of region-specific disruptions.
We expect our initial EV sales to be concentrated in certain limited jurisdictions. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in other markets that may become similarly concentrated. Further, as compared to our competitors who operate on a wider geographic scale, any adverse changes or events in our targeted jurisdictions may expose our business and results of operations to more significant risks.
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

Inflation and sustained higher prices may adversely impact our results of operations and financial condition.

We have experienced adverse inflationary impacts on key production inputs, equipment, services, supplier costs and other business expenses. Inflation and its negative impacts could escalate in future periods. Even if inflation stabilizes or abates, the prices of key production inputs, wages and other costs of labor, equipment, services, supplier costs and other business expenses may remain at elevated levels. As a result, inflation and sustained higher prices may have a material adverse effect on our results of operations and financial condition.
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
We previously qualified as an “emerging growth company” as defined in Section 2(a) of the Securities Act, as amended, and elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards and certain other exemptions and reduced reporting requirements provided by the JOBS Act. Accordingly, we have previously not been required to provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. Based on the Company’s aggregate worldwide market value of voting and non-voting common equity held by non-affiliates as of June 30, 2021, we lost our emerging growth company status and became a “large accelerated filer” beginning with the Annual Report on Form 10-K for the year ending December 31, 2021. If we are unable to in any such Annual Report assert that our internal control over financial reporting is effective or if our independent registered public accounting firm, if required, is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or expresses an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets or other sources of funds and our stock price may be adversely affected.

We are a “smaller reporting company” within the meaning of the Securities Act. The reduced disclosure requirements applicable to smaller reporting companies may make our Common Stock less attractive to investors.

Based on the aggregate worldwide market value of voting and non-voting Common Stock held by non-affiliates as of June 30, 2023, we are a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act and for so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include, among others:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Cybersecurity risk management is an important part of the Company's overall enterprise risk management systems and processes. Canoo utilizes industry standard cybersecurity frameworks including NIST CSF and ISO 27001 as part of our overall cybersecurity risk management program. This does not imply that we meet any particular technical standards, specifications or requirements, only that we use the frameworks as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.

Led by the Cybersecurity team with oversight by the Audit Committee of the Board and executive management, the program incorporates teams across the organization including Information Technology, Compliance, Legal and Product.

The program utilizes risk assessments for the identification of material cybersecurity risks to critical systems, information, products, personnel, facilities, and technology environments.

We operate cybersecurity threat intelligence and monitoring programs that utilize third-party tools and services, commercial and open-source threat intelligence, and cybersecurity communities like the Automotive ISAC to identify and assess threats. Security events are evaluated and prioritized for response and remediation.

We encourage proactive vulnerability reporting through our vulnerability disclosure program, maintain appropriate incident response plans and procedures, and operate incident response teams capable of responding to cybersecurity incidents.

We conduct regular internal workforce training and awareness programs, perform internal testing and assessments of controls where appropriate, and periodically engage external service providers and consultants to conduct assessments, evaluations, and penetration testing activities.

Third-party risk management processes exist to minimize the material cybersecurity risks associated with our use of third-party suppliers, vendors and service providers. Cybersecurity risks, cyber risk ratings, cybersecurity program maturity and potential fourth-party risks are typically considered when selecting and performing oversight of third-party service providers. While we are in the process of increasing the resiliency of these processes across the board, our control over and ability to monitor the security posture of third-party vendors and service providers remains limited and there can be no assurance that we can prevent, mitigate or remediate the risk of any compromise or failure in the security infrastructure owned or controlled by such third parties. Additionally, any contractual protections with such third parties, including our right to indemnification, if any at all, may be limited or insufficient to prevent a negative impact on our business from such compromise or failure.

Cybersecurity Governance

The Audit Committee of the Board is responsible for oversight of cybersecurity risks. The Audit Committee and Board periodically and as necessary receive updates from the Cybersecurity team or external experts regarding the activities and performance of the cybersecurity risk management program, current and potential risks and threats, and other relevant cybersecurity topics.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common Stock and public warrants currently trade on The Nasdaq Capital Market under the symbols “GOEV” and “GOEVW,” respectively.
Holders of Record
As of March 25, 2024, there were 35 holders of record of our Common Stock.
As of March 25, 2024, there were 23,755,069 public warrants outstanding held by 5 holders. After the reverse stock split that occurred on March 8, 2024, 23 warrants entitles the registered holder to purchase one share of our Common Stock at a price of $264.50 per share, subject to certain adjustments.
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
Unregistered Sales of Equity Securities and Use of Proceeds
During the year ended December 31, 2023, the Company issued 2.3 million shares of Common Stock to I-40 Partners under the lease agreement with I-40 Partners. The issuance of shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. I-40 Partners represented to the Company that it is an "accredited investor" as defined in Rule 501 of the Securities Act.

On August 4, 2023, the Company issued to certain special purpose vehicles managed by entities affiliated with Mr. Aquila, 5.6 million shares of Common Stock and warrant to purchase an aggregate additional 5.6 million shares of Common Stock with an exercise price of $0.54 per share for an aggregate purchase price of $3.0 million. The exercise period with respect to the warrant is from November 1, 2022 to November 1, 2025 unless terminated early. The warrant can be exercised in whole or in part beginning six months following the date of issuance and will expire five years from the initial exercise date. The shares and warrant were issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act. Each of the special purpose vehicle represented to the Company that it is an "accredited investor" as defined in Rule 501 of the Securities Act.

In addition to the above, during the year ended December 31, 2023, the Company was contractually obligated to issue 0.9 million shares of Common Stock in the aggregate to certain consultants pursuant to their respective consulting arrangements with the Company. Each issuance of shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. Furthermore, each consultant represented to the Company that it is an "accredited investor" as defined in Rule 501 of the Securities Act.
During the year ended December 31, 2023, the Company sold other equity securities not registered under the Securities Act, as has been previously disclosed in Current Reports on Form 8-K.
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
Overview
Canoo Inc. (“Canoo” or the “Company”) is a high tech advanced mobility technology company with a proprietary modular electric vehicle platform and connected services initially focused on commercial fleet, government and military customers. The Company has developed a breakthrough EV platform that it believes will enable it to rapidly innovate, iterate and bring new products, addressing multiple use cases, to market faster than our competition and at lower cost. Our vehicle architecture and design philosophy are aimed at driving productivity and returning capital to our customers, and we believe the software and technology capabilities we are developing, packaged around a modular, customizable product, have the potential to empower the customer experience across a vehicle’s lifecycle. We have commercialized our first production vehicles and are delivering them to customers. We remain committed to the environment and to delivering sustainable mobility to our customers to support them in meeting their net zero emissions goals. We are proudly manufacturing our fully electric vehicles in Oklahoma and are committed to building a diverse workforce that will draw heavily upon the local communities of Native Americans and Veterans.

We believe we are one of the first automotive manufacturers focused on monetizing value across the entirety of the vehicle lifecycle, across multiple owners. Our platform and data architecture is purpose-built to be durable and serve as the foundation for the vehicles we intend to offer, unlocking a highly differentiated, multi-layer business model. The foundational layer is our Multi-Purpose Platform (“MPP-1” or “platform”) architecture, which serves as the base of our vehicles. Our first production vehicles are the Lifestyle Delivery Vehicle, including the Lifestyle Delivery Vehicle 130 and Lifestyle Delivery Vehicle 190. Future models will include the Lifestyle Vehicle ("LV") in its Base, Premium, and Adventure trims; the Multi-Purpose Delivery Vehicle (“MPDV”) and the Pickup. The next layer is cybersecurity which is embedded in our vehicle to ensure the privacy and protection of vehicle data. Our top hats, or cabins, are modular and purpose-built to provide tailored solutions for our customers. This intentional design enables us to efficiently use resources to produce only what is necessary, underscoring our focus on sustainability and returning capital to customers. The remaining layers, connected accessories and digital customer ecosystem, present high-margin opportunities that extend beyond the initial vehicle sale, across multiple owners. In addition, there are opportunities for software sales throughout the vehicle life, including predictive maintenance and service software or advanced driver assistance systems (“ADAS”) upgrades.

Our platform architecture is a self-contained, fully functional rolling chassis that directly houses the most critical components for operation of an EV, including our in-house designed proprietary electric drivetrain, battery systems, advanced vehicle control electronics and software and other critical components, which all have been optimized for functional integration. Both our true steer-by-wire system, believed to be the first such system applied to a production-intent vehicle, and our transverse composite leaf-spring suspension system are core components of our platform’s differentiated functionality, enabling the development of a broad range of vehicle types and use cases due to the chassis’ flat profile and fully variable steering positions. All of our announced EVs, including the Lifestyle Delivery Vehicle 130, the Lifestyle Delivery Vehicle 190, the LV, the MPDV and the Pickup, will share a common platform architecture paired with different top hats to create a range of uniquely customized and use case optimized purpose-built mobility solutions targeting multiple segments of the rapidly expanding EV marketplace.

In addition to our vehicle technology, we are developing an in-house designed and proprietary software platform that aggregates car data from both Canoo and non-Canoo vehicles and delivers valuable insights to our customers. Collected over-the-air for connected vehicles or via an on-board diagnostics (“OBD”) device for non-connected vehicles, we believe car data is critical to powering the customer journey and maximizing utility and value from the vehicle ownership experience. Leveraging our data aggregation platform, we aim to create the Canoo Digital Ecosystem, an application store that centralizes all vehicle information for customers and provides key tools across Security & Safety, Household Vehicle Management, Fleet Management, Lifecycle Management and Vehicle Asset Management. Through our software offering, we believe we can provide substantial value to customers by staying connected throughout the vehicle lifecycle, across multiple owners.

As a Technology Equipment Manufacturer (TEM), Canoo is dedicated to developing vehicles that prioritize high performance, design excellence and seamless integration of purpose-built hardware and proprietary software. The core of Canoo's technology is in its Multi-Purpose Platform (MPP) architecture which has been meticulously engineered for durability and versatility, enabling a wide range of use cases. Our integrated software delivers user-centric features and functions that enable the generation of valuable data-driven insights for both fleet operators and consumers. Ultimately, Canoo strives to provide a connected, safe, and personalized driving experience by harnessing advanced vehicle technology.

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

We continue to innovate and develop every aspect of our business, from capturing opportunities beyond the traditional business model to our built in America, highly utilitarian vehicles optimized to return capital to our customers. We believe being forward-thinking across these areas has set the foundation for us to develop into a scalable business that is differentiated from our peers across the automotive original equipment manufacturer (“OEM”) landscape.
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

Increased demand for semiconductor chips in 2020, due in part to the increased demand for consumer electronics that use these chips, resulted in a global shortage of chips in 2021 that has continued into 2024. As a result, our ability to source semiconductor chips used in our vehicles may be adversely affected. This shortage may result in increased chip delivery lead times, delays in the production of our vehicles, and increased costs to source available semiconductor chips.

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
Revenue
Our revenue was derived from vehicle revenues resulting from the delivery of our vehicles, as well as revenues derived from battery modules and engineering services to our customers.
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
Depreciation Expense
Depreciation is provided on property and equipment over the estimated useful lives on a straight-line basis. Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in the loss from operations. No depreciation expense is allocated to research and development and selling, general and administrative expenses.
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
Gain on Fair Value Change in Warrant Liability and Derivative Liability

The gain on fair value change in the warrant liability and derivative liability is primarily due to the change in fair value of the corresponding warrant and derivative liability described in Note 4 and Note 16.

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
Other (expense), net
Other expense relates to financing expenses related to the RDO SPA and Placement Agent Warrants, as discussed in Note 14, Equity and Note 16, Warrants.

Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
Commentary for the year ended December 31, 2022 compared to 2021 may be found in Item 7 of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 30, 2023, ("2022 Form 10-K").
The following table sets forth our historical operating results for the periods indicated (in thousands):

	Year Ended December 31,		$	%
	2023	2022	Change	Change
Revenue	$886	$—	$886	100%
Cost of revenue	2,374	—	2,374	100%
Gross margin	(1,488)	—	(1,488)	100%

Operating Expenses
Research and development expenses, excluding depreciation	139,193	299,218	(160,025)	(53)%
Selling, general and administrative expenses, excluding depreciation	113,295	196,029	(82,734)	(42)%
Depreciation	13,843	11,554	2,289	20%
Total operating expenses	266,331	506,801	(240,470)	(47)%
Loss from operations	(267,819)	(506,801)	238,982	(47)%
Interest expense	(5,537)	(2,249)	(3,288)	146%
Gain on fair value change in contingent earnout shares liability	2,972	26,044	(23,072)	(89)%
Gain on fair value change in warrant and derivative liability	68,689	—	68,689	NM
Loss on fair value change of derivative asset	(5,966)	—	(5,966)	NM
Loss on fair value change of convertible debt	(61,551)	—	(61,551)	NM
Loss on extinguishment of debt	(30,717)	(4,626)	(26,091)	564%
Other expense, net	(2,092)	(62)	(2,030)	3274%
Loss before income taxes	(302,021)	(487,694)	185,673	(38)%
Provision for income taxes	—	—	—	NM
Net loss and comprehensive loss attributable to Canoo	$(302,021)	$(487,694)	$185,673	(38)%
“NM” means not meaningful
Revenue and Cost of Revenues

Revenues include vehicle revenues resulting from the delivery of our vehicles to our customers as well as revenues derived from other streams including sales of battery modules and provision of engineering services to our customers. We generated total revenue of $0.9 million for the year ended December 31, 2023. Our cost primarily relates to the cost of production of vehicles and includes direct parts, material and labor costs, machinery and tooling depreciation, amortization of capitalized manufacturing costs, shipping and logistics costs, adjustments to write down the carrying value of inventory when it exceeds its estimated net realizable value (“LCNRV”) as needed, and adjustments for excess and obsolete inventory, as needed. Cost of revenue also includes materials, labor and other direct costs related to the development of battery modules and provision of engineering services. We incurred $2.4 million in cost of revenues, which includes LCNRV write down of $2.2 million.

As our cost of revenues were greater than our revenues, it resulted in a negative gross margin of $1.5 million for the year ended December 31, 2023. Negative gross margin was primarily due to the custom-built, low-volume initial vehicle deliveries and LCNRV write downs. We expect negative gross margin to improve on a per-vehicle basis as we increase overall production levels and achieve commercial cost savings on material and labor costs.

Research and Development Expenses, excluding Depreciation
Research and development expenses, excluding depreciation, were $139.2 million for the year ended December 31, 2023, compared to $299.2 million for the year ended December 31, 2022. The decrease of $160.0 million, or 53%, was primarily due to decrease in research and development costs of $90.8 million, salary and related benefits expense of $31.8 million, and stock-based compensation expense of $24.4 million. Other factors affecting research and development expenses were individually immaterial.
Research and development costs were $24.2 million for the year ended December 31, 2023, compared to $115.0 million for the year ended December 31, 2022. The decrease of $90.8 million, or 79%, in research and development costs was primarily due to decrease in spending related to engineering and design, gamma parts, prototype tooling and redirecting focus on initiatives related to commencing low-volume production.
Salary and related benefits expense was $95.0 million for the year ended December 31, 2023, compared to $126.8 million for the year ended December 31, 2022. The decrease of $31.8 million, or 25%, in salary and related benefits expenses was primarily due to changes in headcount mix from engineering to manufacturing, turnover of employees, and a decrease in temporary employees driven by the Company's focus on essential activities.
Stock-based compensation expense was $6.7 million for the year ended December 31, 2023, compared to $31.1 million for the year ended December 31, 2022. The decrease of $24.4 million, or 78%, in stock-based compensation expense was primarily due to fewer grants of restricted stock units during the year ended December 31, 2023, and a decrease in compensation expenses recorded during the year as a result of graded vesting of certain prior period grants which results in higher stock-based compensation expense in the earlier years. See further discussion in Note 15, Stock-based Compensation, of the notes to our accompanying financial statements.
Selling, General, and Administrative Expenses, excluding Depreciation
Selling, general, and administrative expenses were $113.3 million for the year ended December 31, 2023, compared to $196.0 million for the year ended December 31, 2022. The decrease of $82.7 million, or 42%, was primarily due to a decrease of $27.4 million in professional fees, $25.0 million in stock-based compensation expenses, $18.3 million in salary and related benefits, and $7.5 million in marketing and events. Other factors affecting selling, general and administrative expenses were individually immaterial.
Professional fees expense was $20.3 million for the year ended December 31, 2023, compared to $47.7 million for the year ended December 31, 2022. The decrease of $27.4 million, or 57%, in professional fees expense was primarily due to a reduction in legal, consulting and recruiting fees during the year ended December 31, 2023.
Stock-based compensation expense was $23.5 million for the year ended December 31, 2023, compared to $48.5 million for the year ended December 31, 2022. The decrease of $25.0 million, or 52%, in stock-based compensation expense was primarily driven by forfeiture of restricted stock resulting from headcount changes and a decrease in compensation expenses recorded during the year as a result of graded vesting of certain prior period grants which results in higher stock-based compensation expense in the earlier years. See further discussion in Note 15, Stock-based Compensation, of the notes to our accompanying financial statements.
Salary and related benefits expense was $29.4 million for the year ended December 31, 2023, compared to $47.7 million for the year ended December 31, 2022. The decrease of $18.3 million, or 38%, in salary and related benefits expense was due to changes in headcount driven by turnover and the Company's focus on essential activities during the year ended December 31, 2023.
Marketing and events costs was $0.5 million for the year ended December 31, 2023, compared to $8.0 million for the year ended December 31, 2022. The decrease of $7.5 million, or 94%, in marketing and events costs was primarily driven by the Company's reduced investment in marketing.

Depreciation Expense
Depreciation expense was $13.8 million for the year ended December 31, 2023, compared to $11.6 million for the year ended December 31, 2022. The increase of $2.2 million, or 20%, was primarily due to machinery and equipment and tooling assets being transferred into service during the year ended December 31, 2023.
Interest Expense
Interest expense was $5.5 million for the year ended December 31, 2023 compared to $2.2 million for the year ended December 31, 2022. This increase of $3.3 million or 146% was primarily due to the increase in convertible debt balance resulting in an increase in interest expense.
Gain on Fair Value Change in Contingent Earnout Shares Liability
Gain on fair value change in contingent earnout shares liability was $3.0 million for the year ended December 31, 2023, compared to $26.0 million for the year ended December 31, 2022. The decrease of $23.0 million, or 89%, was a result of the periodic remeasurement of the fair value of our contingent earnout shares liability, primarily driven by the declining stock price.
Gain on Fair Value Change in Warrant and Derivative Liability
Gain on fair value change in warrant and derivative liability was $68.7 million for the year ended December 31, 2023, compared to zero for the year ended December 31, 2022. The increase of $68.7 million was due to the fair value change of the corresponding warrant liability related to warrants discussed in Note 16.
Loss on Fair Value Change of Derivative Asset
The loss on fair value change of derivative asset was $6.0 million for the year ended December 31, 2023, compared to zero for the year ended December 31, 2022. The increase of $6.0 million was due to the fair value change of the derivative asset associated with the Fifth Pre-Paid Advance as discussed in Note 4 and Note 9.
Loss on Fair Value Change of Convertible Debt
The loss on fair value change of convertible debt was $61.6 million for the year ended December 31, 2023, compared to zero for the year ended December 31, 2022. The increase of $61.6 million was due to the loss on issuance of convertible debentures totaling $69.6 million, offset by a gain on fair value change of the convertible debt between inception and December 31, 2023 of $6.9 million, as discussed in Note 4 and Note 9.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $30.7 million for the year ended December 31, 2023, compared to $4.6 million for the year ended December 31, 2022. The increase of $26.1 million, or 564%, was due to the conversion of outstanding balances in the PPA and Convertible Debentures held by Yorkville into shares of the Company's Common Stock as discussed in Note 9.
Other Expense, Net
Other Expense, net was $2.1 million for the year ended December 31, 2023, compared to $0.1 million for the year ended December 31, 2022. The increase of $2.0 million, or 3274% was primarily due to private placement fees of $2.4 million. Other factors affecting Other Expense, net were individually immaterial.
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

EBITDA, Adjusted EBITDA, Adjusted Net Loss and Adjusted Earnings Per Share ("EPS")
“EBITDA” is defined as net loss before interest expense, income tax expense or benefit, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation, restructuring charges, asset impairments, and other costs associated with exit and disposal activities, acquisition and related costs, changes to the fair value of contingent earnout shares liability, changes to the fair value of warrant and derivative liability, changes to the fair value of convertible debt, changes to the fair value of derivative asset and any other one-time non-recurring transaction amounts impacting the statement of operations during the year. "Adjusted Net Loss" is defined as net loss adjusted for stock-based compensation, restructuring charges, asset impairments, non-routine legal fees, and other costs associated with exit and disposal activities, acquisition and related costs, changes to the fair value of contingent earnout shares liability, changes to the fair value of warrants and derivative liability, changes to the fair value of the derivative asset, changes to the fair value of convertible debt, loss on extinguishment of debt, and any other one-time non-recurring transaction amounts impacting the statement of operations during the year. "Adjusted EPS" is defined as Adjusted Net Loss on a per share basis using the weighted average shares outstanding.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023				2022
	EBITDA	Adjusted EBITDA	Adjusted Net Loss		EBITDA	Adjusted EBITDA	Adjusted Net Loss
Net loss	$(302,621)	$(302,621)	$(302,621)		$(487,694)	$(487,694)	$(487,694)
Interest expense (income)	5,537	5,537	—		2,249	2,249	—
Depreciation	13,843	13,843	—		11,554	11,554	—
Gain on fair value change in contingent earnout shares liability	—	(2,972)	(2,972)		—	(26,044)	(26,044)
Gain on fair value change in warrant and derivative liability	—	(68,689)	(68,689)		—	—	—
Loss on fair value change of derivative asset	—	5,966	5,966		—	—	—
Loss on fair value change of convertible debt	—	61,551	61,551		—	—	—
Loss on extinguishment of debt	—	30,717	30,717		—	4,626	4,626
Other expense, net	—	2,092	2,092		—	62	62
Stock-based compensation	—	30,206	30,206		—	79,573	79,573
SEC settlement (Note 12)	—	—	—		—	1,500	1,500
Non-cash legal settlement (Note 12)	—	—	—		—	5,532	5,532
Adjusted Non-GAAP amount	(283,241)	(224,370)	(243,750)		(473,891)	(408,642)	(422,445)

US GAAP net loss per share
Basic	N/A	N/A	(0.53)	—	N/A	N/A	(1.81)
Diluted	N/A	N/A	(0.53)	—	N/A	N/A	(1.81)

Adjusted Non-GAAP net loss per share (Adjusted EPS) - Pre Stock Split
Basic	N/A	N/A	(0.42)	—	N/A	N/A	(1.57)
Diluted	N/A	N/A	(0.42)	—	N/A	N/A	(1.57)

Adjusted Non-GAAP net loss per share (Adjusted EPS) - Post Stock Split
Basic	N/A	N/A	(9.73)		N/A	N/A	(36.02)
Diluted	N/A	N/A	(9.73)		N/A	N/A	(36.02)

Weighted-average common shares outstanding
Basic	N/A	N/A	576,199	576,199	N/A	N/A	269,768
Diluted	N/A	N/A	576,199	576,199	N/A	N/A	269,768
Liquidity and Capital Resources

As of December 31, 2023, we had unrestricted cash and cash equivalents in the amount of $6.4 million, which was primarily invested in money market funds that consist of liquid debt securities issued by the U.S. government. In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. Additionally, see discussion related to the operating lease maturity schedule and any new leases entered into in Note 10 of the notes to our accompanying financial statements.

We have incurred and expect to incur, net losses which have resulted in an accumulated deficit of $1.5 billion as of December 31, 2023. Management continues to explore raising additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing to supplement the Company’s capitalization and liquidity. If and as we raise additional funds by incurring loans or by issuing debt securities or preferred stock, these forms of financing have rights, preferences, and privileges senior to those of holders of our Common Stock. The availability and the terms under which we are able to raise additional capital could be disadvantageous, and the terms of debt financing, other non-dilutive financing, and/or equity financing could place significant restrictions on our operations. Macroeconomic conditions and credit markets are also impacting the availability and cost of potential future debt financing. As we raise capital through the issuance of additional equity, such sales and issuance has and will continue to dilute the ownership interests of the existing holders of Common Stock. There can be no assurances that any additional debt, other non-dilutive and/or equity financing would be available to us on favorable terms or at all. We expect to continue to incur net losses, comprehensive losses and negative cash flows from operating activities in accordance with our operating plan as we continue to expand our research and development activities to complete the development of our EVs, establish our go-to-market model and scale our operations to meet anticipated demand. We expect that both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:
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
Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	For the Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(251,134)	$(400,475)
Net cash used in investing activities	(67,064)	(66,830)
Net cash provided by financing activities	288,482	290,428
Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business primarily related to research and development as well as selling, general and administrative activities. Our operating cash flow is also affected by our working capital needs to support growth in personnel-related expenditures and fluctuations in accounts payable and other current assets and liabilities.
Net cash used in operating activities was $251.1 million for the year ended December 31, 2023. Our cash outflow from operating activities primarily consist of payments related to our research & development and selling, general and administration expenses. Total expenditure as it relates to research & development excluding depreciation was $139.2 million during year ended December 31, 2023, of which $6.7 million related to stock-based compensation expenses during the year. The Company also incurred selling, general and administration expenses of $113.3 million for year ended December 31, 2023, of which $23.5 million related to stock-based compensation expenses during the year. The expenses include salaries and benefits paid to employees as primarily all salaries and benefits are paid in cash during the year.
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
Net cash used in investing activities for the year ended December 31, 2023 was $67.1 million, which consisted of purchases of production tooling, machinery and equipment to support manufacturing activities.
Net cash used in investing activities was approximately $66.8 million for the year ended December 31, 2022, which consisted of purchases of production tooling, machinery and equipment to support manufacturing activities of $97.3 million, offset by a repayment received in February 2022 totaling $30.4 million from VDL Nedcar.
Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2023 was $288.5 million, which consisted primarily of proceeds from issuance of convertible debt of $107.5 million, proceeds from issuance of shares under the RDO SPA of $52.5 million offset by issuance costs of $1.5 million, proceeds from the PPA of $51.8 million, proceeds from issuance of preferred shares of $45.0 million, proceeds from Yorkville exercising its warrants of $21.2 million, and proceeds under the PIPEs of $11.8 million.
Net cash provided by financing activities was $290.4 million for the year ended December 31, 2022, which consisted primarily of proceeds from the PPA of $141.1 million, proceeds from issuance of shares under PIPE of $60.0 million, proceeds from issuance of shares under the ATM Offering of $49.3 million, proceeds from issuance of shares under SEPA agreement of $32.5 million, and proceeds from the purchase of shares by VDL Nedcar of $8.4 million, partially offset by cash repayments under the PPA of $2.5 million.
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

Convertible Debentures
The Company elected the fair value option to account for the Convertible Debentures in an aggregate principal amount of up to $62.5 million that were issued in July, August and September 2023, discussed in Note 9 titled “Yorkville Convertible Debentures” of the Notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The Convertible Debentures are measured at fair value on a recurring basis using Level 3 inputs. We use the Monte Carlo valuation technique to measure the fair value of the Convertible Debentures with any changes in the fair value of the Convertible Debentures recorded in the Consolidated Statements of Operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income.
Warrants
We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, as further described in Note 2. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. The equity classified warrants are measured at fair value on its grant date using a Black-Scholes-Merton model, with no fair value re-measurement at each reporting period given equity classification. The liability classified warrants are measured at fair value on its grant date using a Black-Scholes-Merton model, with fair value re-measurement at each reporting period given its classification. Refer to Note 16 for information regarding the warrants issued.
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
For the years ended December 31, 2023 and 2022 total stock-based compensation expense was $30.2 million and $79.6 million, respectively.
Smaller Reporting Company Status
Based on the aggregate worldwide market value of voting and non-voting Common Stock held by non-affiliates as of June 30, 2023, we re-qualified as a “non-accelerated filer”. Therefore, our independent registered public accounting firm is not required to provide the attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act in this Annual Report.
We are also a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting Common Stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting Common Stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
Recent Accounting Pronouncements
See Item 8. Note 3 - Recent Accounting Pronouncements of the notes to our accompanying financial statements for the years ended December 31, 2023 and 2022 for a summary of recently issued and adopted accounting pronouncements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have not, to date, been exposed to material market risks given our early stage of operations. Upon commencing commercial operations, we may be exposed to material market risks. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our current market risk exposure is primarily the result of fluctuations in interest rates and inflationary pressure.

Interest Rate Risk

We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents. We had cash and cash equivalents totaling $6.4 million as of December 31, 2023. Our cash and cash equivalents were invested primarily in money market funds and are not invested for trading or speculative purposes. However, due to the short-term nature and the low-risk profile of the money market funds, we do not believe a sudden increase or decrease in market interest rates would have a material effect on the fair market value of our portfolio.

Inflation Risk

The United States economy has experienced inflation in various market segments. Inflationary factors such as increases in material costs (e.g., semiconductor chips) or overhead costs may adversely affect our business, financial condition and operating costs upon increasing our manufacturing and production operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Canoo Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Canoo Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, redeemable convertible preference shares and stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit, has generated recurring negative cash flows from operating activities, and expects to continue to incur net losses, a working capital deficit and negative cash flows from operating activities in accordance with its ongoing activities. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Convertible Debt — Yorkville Convertible Debentures — Refer to Notes 2, 4, and 9 to the financial statements

Critical Audit Matter Description

The Company entered into three securities purchase agreements (the “Purchase Agreements”) with YA II PN, Ltd. (“Yorkville”) on June 30, 2023, August 2, 2023, and September 26, 2023 for the issuance and sale by the Company of convertible debentures (“Initial Loans”) with the option to purchase an additional convertible loan (“Loan Options”). The Company elected the fair value option to account for the Purchase Agreements, which resulted in the Initial Loans and Loan Options being measured at fair value upon issuance, resulting in a total of $71.4 million in liabilities. The fair value of the Initial Loans and Loan Options were measured using a Monte Carlo simulation model. The expected volatility assumption used in the Monte Carlo simulation model had a significant effect on the fair value measurement of the Initial Loans and Loan Options.

We identified management’s use of the Monte Carlo simulation model at inception to determine the initial fair value of the Initial Loans and Loan Options as a critical audit matter due to the complexity involved in determining the valuation methodology and related assumptions, specifically the expected volatility. Auditing management’s judgments and assumptions was especially challenging and required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing management’s determination of the initial fair value of the Initial Loans and Loan Options included the following, among others:

•With the assistance of our fair value specialists, we:
•Evaluated the appropriateness of management’s application of the Monte Carlo simulation model.
•Evaluated the reasonableness of management’s valuation assumptions, specifically the expected volatility used, by developing a range of independent estimates and compared those to the expected volatility assumptions selected by management.

Preferred Stock Purchase Agreement— Refer to Notes 4, 14 and 16 to the financial statements

Critical Audit Matter Description

The Company entered into a securities purchase agreement (“Preferred Stock Purchase Agreement”) with an institutional investor in connection with the issuance, sale and delivery by the Company of an aggregate 45,000 shares of the Company’s 7.5% Series B Cumulative Perpetual Redeemable Preferred Stock (“Series B Preferred Stock”), which is convertible into shares of common stock.

The Preferred Stock Purchase Agreement includes a conversion feature that requires bifurcation as an embedded derivative. This embedded derivative requires the Company to estimate the fair value at inception and on a recurring basis. A Monte Carlo simulation model was used to determine the fair value of this embedded derivative. The expected volatility used in the Monte Carlo simulation model had a significant effect on the fair value measurement of the embedded derivative.

We identified management’s application of US GAAP to the Preferred Stock Purchase Agreement, including management’s use of the Monte Carlo simulation model at inception to determine the initial fair value of the embedded derivative as a critical audit matter due to the significant judgment involved in identifying the embedded derivative, as well as the valuation methodology and related assumptions, specifically the expected volatility. Auditing management’s judgments and assumptions was especially challenging and required a high degree of auditor judgment and an increased extent of effort, including the involvement of professionals in our firm having expertise in accounting for preferred stock instruments and our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing management’s application of US GAAP to the Preferred Stock Purchase Agreement and determination of the initial fair value of the embedded derivative included the following, among others:

•We obtained and read the Preferred Stock Purchase Agreement, and management's analysis of the application of US GAAP including the identification of the embedded derivative.
•With the assistance of professionals in our firm having expertise in accounting for preferred stock instruments, we evaluated management’s conclusions regarding the application of US GAAP to the Preferred Stock Purchase Agreement.
•With the assistance of our fair value specialists, we:
•Evaluated the appropriateness of management’s application of the Monte Carlo simulation model.
•Evaluated the reasonableness of management’s valuation assumptions, specifically the expected volatility used by developing a range of independent estimates and compared those estimates to the expected volatility assumptions selected by management.

/s/ Deloitte & Touche LLP

Austin, Texas
April 1, 2024

We have served as the Company's auditor since 2021.

Canoo Inc. Consolidated Balance Sheets December 31, 2023 and 2022 (in thousands, except par values)

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$6,394	$36,589
Restricted cash, current	3,905	3,426
Inventory	6,153	2,954
Prepaids and other current assets	16,099	9,350
Total current assets	32,551	52,319
Property and equipment, net	377,100	311,400
Restricted cash, non-current	10,600	10,600
Operating lease right-of-use assets	36,241	39,331
Deferred warrant asset	50,175	50,175
Deferred battery supplier cost	30,000	30,000
Other non-current assets	5,338	2,647
Total assets	$542,005	$496,472

Liabilities, preferred stock and stockholders’ equity
Current liabilities
Accounts payable	$65,306	$103,187
Accrued expenses and other current liabilities	63,901	63,091
Convertible debt, current	51,180	34,829
Derivative liability, current	860	—
Financing liability, current	3,200	—
Warrant liability, current	—	17,171
Total current liabilities	184,447	218,278
Contingent earnout shares liability	41	3,013
Operating lease liabilities	35,722	38,608
Derivative liability, non-current	25,919	—
Financing liability, non-current	28,910	—
Warrant liability, non-current	17,390	—
Total liabilities	292,429	259,899

Commitments and contingencies (Note 12)

Redeemable preferred stock, $0.0001 par value; 10,000 shares authorized, 45 and no shares issued and outstanding as of December 31, 2023 and 2022, respectively	$5,607	$—

Stockholders’ equity
Common stock, $0.0001 par value; 2,000,000 and 500,000 shares authorized as of December 31, 2023 and 2022, respectively; 864,587 and 355,388 issued and outstanding as of December 31, 2023 and 2022, respectively	85	35
Additional paid-in capital	1,725,728	1,416,361
Accumulated deficit	(1,481,844)	(1,179,823)
Total preferred stock and stockholders’ equity	249,576	236,573
Total liabilities, preferred stock and stockholders’ equity	$542,005	$496,472
The accompanying notes are an integral part of these consolidated financial statements.

Canoo Inc. Consolidated Statements of Operations Years Ended December 31, 2023 and 2022 (in thousands, except per share data)

	Year Ended December 31,
	2023	2022

Revenue	$886	$—
Cost of revenue	2,374	—
Gross margin	(1,488)	—

Operating Expenses
Research and development expenses, excluding depreciation	139,193	299,218
Selling, general and administrative expenses, excluding depreciation	113,295	196,029
Depreciation	13,843	11,554
Total operating expenses	266,331	506,801
Loss from operations	(267,819)	(506,801)

Other (expense) income
Interest expense	(5,537)	(2,249)
Gain on fair value change in contingent earnout shares liability	2,972	26,044
Gain on fair value change in warrant and derivative liability	68,689	—
Loss on fair value change of derivative asset	(5,966)	—
Loss on fair value change of convertible debt	(61,551)	—
Loss on extinguishment of debt	(30,717)	(4,626)
Other expense, net	(2,092)	(62)
Loss before income taxes	(302,021)	(487,694)
Provision for income taxes	—	—
Net loss and comprehensive loss attributable to Canoo	$(302,021)	$(487,694)
Less: dividend on redeemable preferred stock	459	—
Less: additional deemed dividend on redeemable preferred stock	141	—
Net loss and comprehensive loss available to common shareholders	$(302,621)	$(487,694)

Per Share Data:
Net loss per share, basic and diluted	$(0.53)	$(1.81)
Weighted-average shares outstanding, basic and diluted	576,199	269,768
The accompanying notes are an integral part of these consolidated financial statements.

Canoo Inc. Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity Years Ended December 31, 2023 and 2022 (in thousands)

	Redeemable Preferred Stock			Common Stock		Additional paid-in capital	Accumulated deficit	Total preferred stock and stockholders’ equity
	Shares	Amount		Shares	Amount
Balance as of December 31, 2021	—	$—		238,578	$24	$1,036,104	$(692,129)	$343,999
Repurchase of unvested shares - forfeitures	—	—		(779)	—	(12)	—	(12)
Issuance of shares for restricted stock units vested	—	—		5,283	1	(1)	—	—
Issuance of shares upon exercise of vested stock options	—	—		53	—	1	—	1
Issuance of shares under employee stock purchase plan	—	—		1,489	—	2,923	—	2,923
Vesting of early exercised stock options and restricted stock awards	—	—		—	—	21	—	21
Issuance of shares under SEPA agreement (Note 14)	—	—		14,236	1	33,082	—	33,083
Issuance of shares under PIPE agreement (Note 13)	—	—		22,708	2	59,998	—	60,000
Issuance of shares under PPA agreement (Note 9)	—	—		34,465	3	92,539	—	92,542
Issuance of shares in connection to the ATM (Note 14), net of offering costs	—	—		36,349	4	49,259	—	49,263
Issuance of shares under legal settlement	—	—		2,034	—	5,532	—	5,532
Recognition of vested Walmart warrants	—	—		—	—	50,175	—	50,175
Purchase of shares and warrants by VDL Nedcar	—	—		972	—	8,400	—	8,400
Offering costs for the issuance of shares	—	—		—	—	(1,233)	—	(1,233)
Stock-based compensation	—	—		—	—	79,573	—	79,573
Net loss and comprehensive loss	—	—		—	—	—	(487,694)	(487,694)
Balance as of December 31, 2022	—	$—		355,388	$35	$1,416,361	$(1,179,823)	$236,573
Repurchase of unvested shares - forfeitures	—	—		(65)	—	—	—	—
Issuance of shares for restricted stock units vested	—	—		7,562	—	—	—	—
Issuance of shares upon exercise of vested stock options	—	—		30	—	—	—	—
Issuance of shares under employee stock purchase plan	—	—		2,423	—	989	—	989
Vesting of early exercised stock options and restricted stock awards	—	—		—	—	31	—	31
Issuance of shares under PIPE agreements (Note 13)	—	—		21,930	3	1,769	—	1,772
Issuance of shares under PPA agreements (Note 9)	—	—		93,357	10	77,064	—	77,074
Issuance of shares in connection to the ATM (Note 14), net of offering costs	—	—		1,911	—	1,155	—	1,155
Issuance of shares under convertible debentures (Note 9)	—	—		294,639	29	100,889	—	100,918
Reclassification of warrant liability to additional paid-in-capital	—	—		—	—	62,925	—	62,925
Issuance of shares under RDO SPA, net of offering costs	—	—		50,000	5	10,156	—	10,161
Issuance of warrants to placement agent under RDO SPA	—	—		—	—	1,600	—	1,600
Proceeds from the exercise of YA warrants	—	—		34,231	3	21,220	—	21,223
Issuance of shares under I-40 financing arrangement	—	—		2,320	—	1,506	—	1,506
Issuance of shares to vendor for services	—	—		861	—	458	—	458
Issuance of shares under preferred shares agreement	45	5,006		—	—	—	—	5,006
Accretion of preferred shares	—	601	—	—	—	(601)	—	—
Stock-based compensation	—	—		—	—	30,206	—	30,206
Net loss and comprehensive loss	—	—		—	—	—	(302,021)	(302,021)
Balance as of December 31, 2023	45	$5,607		864,587	$85	$1,725,728	$(1,481,844)	$249,576
The accompanying notes are an integral part of these consolidated financial statements.

Canoo Inc. Consolidated Statements of Cash Flows Years Ended December 31, 2023 and 2022 (in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(302,021)	$(487,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,843	11,554
Non-cash operating lease expense	3,362	2,355
Non-cash commitment fee under the SEPA	—	582
Inventory write-downs	2,182	—
Non-cash legal settlement	—	5,532
Stock-based compensation expense	30,206	79,573
Gain on fair value change of contingent earnout shares liability	(2,972)	(26,044)
Gain on fair value change in warrants liability	(57,816)	—
Gain on fair value change in derivative liability	(10,873)	—
Loss on extinguishment of debt	30,717	4,626
Loss on fair value change in derivative asset	5,966	—
Loss on fair value change in convertible debt	61,551	—
Non-cash debt discount	2,571	900
Non-cash interest expense	3,619	1,430
Other	1,046	—
Changes in assets and liabilities:
Inventory	(5,381)	(2,954)
Prepaid expenses and other current assets	(6,750)	5,672
Other assets	(2,691)	879
Accounts payable & accrued expenses and other current liabilities	(17,693)	3,114
Net cash used in operating activities	(251,134)	(400,475)
Cash flows from investing activities:
Purchases of property and equipment	(67,064)	(97,270)
Return of prepayment from VDL Nedcar	—	30,440
Net cash used in investing activities	(67,064)	(66,830)
Cash flows from financing activities:
Repurchase of unvested shares	—	(12)
Payment of offering costs	(400)	(1,233)
Proceeds from the exercise of YA warrants	21,223	—
Proceeds from the purchase of shares and warrants by VDL Nedcar	—	8,400
Proceeds from issuance of shares under SEPA agreement	—	32,500
Proceeds from issuance of shares under PIPEs	11,750	60,000
Proceeds from the employee stock purchase plan	989	2,923
Proceeds from the exercise of stock options	—	1
Proceeds from issuance of shares under RDO, net of issuance costs	50,961	—
Proceeds from convertible debenture, net of issuance costs	107,545	—
Payment made on financing arrangement	(1,492)	—
Proceeds from the issuance of shares under ATM	1,155	49,263
Proceeds from PPA, net of issuance costs	51,751	141,100

	Year Ended December 31,
	2023	2022
Repayments on PPA	—	(2,514)
Proceeds from Preferred Shares transaction	45,000	—
Net cash provided by financing activities	288,482	290,428
Net decrease in cash, cash equivalents, and restricted cash	(29,716)	(176,877)

Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	50,615	227,492
Cash, cash equivalents, and restricted cash, end of period	$20,899	$50,615
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents at end of period	$6,394	$36,589
Restricted cash, current at end of period	3,905	3,426
Restricted cash, non-current at end of period	10,600	10,600
Total cash, cash equivalents, and restricted cash at end of period shown in the Consolidated statements of Cash Flows	$20,899	$50,615

Supplemental non-cash investing and financing activities:
Acquisition of property and equipment included in current liabilities	$53,873	$75,881
Acquisition of property and equipment included in current liabilities during the period	$45,217	$71,189
Acquisition of property and equipment included in financing liabilities	$34,275	$—
Recognition of operating lease right of use asset	$272	$27,458
Reclassification of warrant liability to additional paid-in-capital	$62,925	$—
Issuance of shares for extinguishment of convertible debt under PPA agreement	$77,064	$92,542
Issuance of shares for extinguishment of convertible debt under convertible debenture	$100,918	$—
Recognition of warrant liability	$118,279	$17,171
Recognition of derivative liability	$38,426	$—
Recognition of derivative asset	$5,966	$—
Recognition of convertible debentures	$71,438	$—
Offering costs included in current liabilities	$903	$1,178
Accretion on preferred shares	$601	$—

The accompanying notes are an integral part of these consolidated financial statements.

CANOO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
1.    Organization and Description of the Business
Description of the Business
Canoo Inc. (“Canoo” or the “Company”) is a high tech advanced mobility technology company with a proprietary modular electric vehicle platform and connected services initially focused on commercial fleet, government and military customers. The Company has developed a breakthrough EV platform that it believes will enable it to rapidly innovate, and bring new products addressing multiple use cases to market faster than its competition and at a lower cost.
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
The consolidated financial statements include the results of Canoo Inc. and its subsidiaries. The Company's comprehensive loss is the same as its net loss. All intercompany transactions and balances have been eliminated in the consolidation.
Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. Reclassification adjustments had no impact on prior year net income (loss) or shareholders’ equity.
Liquidity and Capital Resources
The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2023, the Company’s principal sources of liquidity are its unrestricted cash balance of $6.4 million and its access to capital under the Yorkville facilities (as defined in Note 9). The Company has incurred losses since inception, has a working capital deficit and had negative cash flow from operating activities of $251.1 million for the year ended December 31, 2023. The Company expects to continue to incur net losses and negative cash flows from operating activities in accordance with its operating plan and expects that both capital and operating expenditures will increase significantly in connection with its ongoing activities. These conditions and events raise substantial doubt about the Company's ability to continue as a going concern.
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
Supplier Risk
The Company is subject to risks related to its dependence on its suppliers, the majority of which are single-source providers of parts or components for the Company’s products. Any inability or unwillingness of the Company’s suppliers to deliver necessary input materials or product components, including semiconductors, at timing, prices, quality and volumes that are acceptable to the Company could have a material impact on Canoo’s business, prospects, financial condition, results of operations and cash flows. Fluctuations in the cost of input materials or product components and supply interruptions or shortages could materially impact the Company’s business.
Restricted Cash

The Company had restricted cash of $14.5 million as of December 31, 2023. The restricted cash represents a letter of credit under the Company's Bentonville lease of $9.5 million, refundable customer deposits on vehicles of $2.5 million, a letter of credit under the Company's Michigan lease of $1.1 million, and certain other individually immaterial restricted cash balances of $1.4 million. As of December 31, 2022, the Company had restricted cash of $14.0 million. The restricted cash represents the letter of credit under the Company's Bentonville lease of $9.5 million, refundable customer deposits of

$1.9 million, the letter of credit under the Company's Michigan lease of $1.1 million, and certain other individually immaterial restricted cash balances of $1.5 million.

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

Assets category	Years
Leasehold improvements	Shorter of lease term or estimated useful life
Tooling	5 years
Furniture and fixtures	5 years
Machinery and equipment	3 - 15 years
Computer hardware and software	3 years
Vehicles	3 years
Leases
The Company determines if an arrangement is a lease at inception if the Company concludes that the contract is in the scope of Accounting Standards Codification ("ASC") 842 and the Company has the right to control the identified asset. Operating leases are included in operating lease right-of-use (“ROU”) assets, and operating lease liabilities are included in accrued expenses and operating lease liabilities in the consolidated balance sheet.
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
Refer to Note 10 for additional information regarding the Company's leases.
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
The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50.0% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax expense.
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
Convertible Debt

The Company accounts for convertible debt that does not meet the criteria for equity treatment in accordance with the guidance contained in ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Accordingly, the Company elected to classify the April Convertible Debenture (as defined in Note 9) as a liability at amortized cost using the effective interest method. The Company classifies convertible debt based on the re-payment terms and conditions. Any discounts or premiums on the convertible debt and costs incurred upon issuance of the convertible debt are amortized to interest expense over the terms of the related convertible debt. Convertible debt is also analyzed for the existence of embedded derivatives, which may require bifurcation from the convertible debt and separate accounting treatment. For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The variable conversion feature of the convertible debenture is considered a derivative. Refer to Note 9 for further information.

The Company has elected the fair value option to account for the July Convertible Debenture, the August Convertible Debenture and the September Convertible Debenture (each, as defined in Note 9). The Company recorded the Convertible Debentures (as defined in Note 9) at fair value upon issuance. The Company records changes in fair value in the consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk which, if present, will be recorded as a component of other comprehensive income. Interest expense related to the Convertible Debentures is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the Convertible Debentures were expensed as incurred.
Warrants

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("ASC 480"), then in accordance with ASC 815-40 ("ASC 815"), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its Common Stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. Refer to Notes 16 for information regarding the warrants issued.

Redeemable Preferred Stock

Accounting for convertible or redeemable equity instruments in the Company’s own equity requires an evaluation of the hybrid security to determine if liability classification is required under ASC 480-10. Liability classification is required for freestanding financial instruments that are not debt in legal form and are: (1) subject to an unconditional obligation requiring the issuer to redeem the instrument by transferring assets (i.e. mandatorily redeemable), (2) instruments other than equity shares that embody an obligation of the issuer to repurchase its equity shares, or (3) certain types of instruments that obligate the issuer to issue a variable number of equity shares. Securities that do not meet the scoping criteria to be classified as a liability under ASC 480 are subject to redeemable equity guidance, which prescribes securities that may be subject to redemption upon an event not solely within the control of the issuer to be classified outside permanent equity (i.e., classified in temporary equity). Securities classified in temporary equity are initially measured at the proceeds received, net of issuance costs and excluding the fair value of bifurcated embedded derivatives (if any). Subsequent measurement of the carrying value is not required unless the instrument is probable of becoming redeemable or is currently redeemable. When the instruments are currently redeemable or probable of becoming redeemable, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the then current maximum redemption value at the end of each reporting period.

Revenue Recognition

The Company applies ASC 606, Revenue from Contracts with Customers ("ASC 606") which governs how the Company recognizes revenue. Under ASC 606, the Company recognizes revenue when the Company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company recognizes revenue pursuant to the five-step framework contained in ASC 606: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract, including whether they are distinct in the context of the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations.

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
Cost of Revenue

Cost of revenues primarily relates to the cost of production of vehicles and includes direct parts, material and labor costs, machinery and tooling depreciation, amortization of capitalized manufacturing costs, shipping and logistics costs, adjustments to write down the carrying value of inventory when it exceeds its estimated net realizable value (“LCNRV”) as needed, and adjustments for excess and obsolete inventory, as needed. Cost of revenue also includes materials, labor, and other direct costs related to the development of battery modules and provision of engineering services.

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
Stock-Based Compensation
The Company accounts for stock-based compensation awards granted to employees and directors based on the awards’ estimated grant date fair value. The Company estimates the fair value of its Common Stock options using the black-scholes-merton option-pricing model. For stock-based awards that vest solely based on continued service (“service-only vesting conditions”), the resulting fair value is recognized under the graded vesting method over the requisite service period, which is usually the vesting period and generally four years. The Company recognizes the fair value of stock-based awards which contain performance conditions using the graded vesting method, when it is probable the performance condition will be met. The Company recognizes the fair value of stock-based awards which contain market conditions, such as stock price milestones, by simulating a range of possible future stock prices for the Company over the performance period using a Monte-Carlo simulation model to determine the grant date fair value. The Company accounts for forfeitures as they occur. The Company classifies stock-based compensation expense in its Consolidated Statement of Operations in the same manner in which the award recipient’s payroll costs are classified. For grants to nonemployees, an expense is recognized when the good or service is received.

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
Recently Adopted Accounting Pronouncements
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations ("ASU 2022-04"), which adds certain disclosure requirements for a buyer in a supplier finance program. The amendments require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments are expected to improve financial reporting by requiring new disclosures about the programs, thereby allowing financial statement users to better consider the effect of the programs on an entity’s working capital, liquidity, and cash flows. The amendments are effective for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose roll forward information, which is effective prospectively for fiscal years beginning after December 15, 2023. The adoption of ASU 2022-04 did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the provisions of this new pronouncement and evaluating any material impact that this guidance may have on our consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the provisions of this new pronouncement and evaluating any material impact that this guidance may have on our consolidated financial statements.
On October 9, 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). The ASU was issued in response to the SEC’s August 2018 final rule that updated and simplified disclosure requirements that the SEC believed were “redundant, duplicative, overlapping, outdated, or superseded.” The new guidance is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently assessing the provisions of this new pronouncement and evaluating any material impact that this guidance may have on our consolidated financial statements..
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
4. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as required by ASC 820, by level, within the fair value hierarchy as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Liability
Contingent earnout shares liability	$41	$—	$—	$41
Derivative liability, current	$860	$—	$—	$860
Convertible debt, current	$16,052	$—	$—	$16,052
Derivative liability, non-current	$25,919	$—	$—	$25,919
Warrant liability, non-current	$17,390	$—	$17,390	$—

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Liability
Contingent earnout shares liability	$3,013	$—	$—	$3,013
Warrant liability	$17,171	$—	$17,171	$—
The Company’s Contingent Earnout liability, Convertible Debentures and derivative liabilities are considered “Level 3” fair value measurement. Refer to Note 2 for discussion of the Company’s methods for valuation.
The Company issued Convertible Debentures with Yorkville as discussed in Note 9, whereby the Company elected to account for the transactions under the fair value option of accounting upon issuance. The Company estimated the fair value of the August and September Initial Loans, as defined in Note 9, based on assumptions used in the Monte Carlo simulation model using the following inputs as of the end of the reporting period:

	August Convertible Debenture	September Convertible Debenture
Expected term (in years)	0.75	0.90
Stock price	$0.26	$0.26
Interest rate	3.0%	3.0%
Expected volatility	121.3%	121.0%
Expected dividend rate	—	—
Risk free rate	5.0%	4.8%

Following is a summary of the change in fair value of the Convertible debt accounted for under the fair value option for the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended December 31,
Convertible Debt	2023	2022
Beginning fair value	$—	$—
Addition during the year	71,438	—
Payments during the year	(48,533)	—
Change in fair value during the year	(6,853)	—
Ending fair value	$16,052	$—
As the fair value of the freestanding instruments identified within the Convertible Debentures exceeded the proceeds, a loss on issuance on convertible debenture was recognized. Refer to Note 9 for further information.
The Company has a contingent obligation to issue shares of Common Stock to certain stockholders and employees upon the achievement of certain market share price milestones within specified periods. Issuances are made in three tranches of 5.0 million shares, for a total of 15.0 million shares, each upon reaching share price targets within specified time frames from December 21, 2020 ("Earnout Date"). The first tranche was not issued given the share price did not reach $18.00 as of December 21, 2022. The second tranche will be issued if the share price reaches $25.00 within four years of the closing of the Earnout Date. The third tranche will be issued if the share price reaches $30.00 within five years of the Earnout Date. The tranches may also be issued upon a change of control transaction that occurs within the respective timeframes and results in per share consideration exceeding the respective share price target. As of December 31, 2023, the Company has a remaining contingent obligation to issue 10.0 million shares of Common Stock.
Following is a summary of the change in fair value of the Earnout Shares liability for the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended December 31,
Earnout Shares Liability	2023	2022
Beginning fair value	$3,013	$29,057
Change in fair value during the year	(2,972)	(26,044)
Ending fair value	$41	$3,013
The Company issued the April Convertible Debenture whose conversion feature meets the definition of a derivative liability which requires bifurcation. The remaining debt of $1.3 million remaining under this debenture was assumed by the August Convertible Debenture. The Company estimated the fair value of the conversion feature derivative embedded in the convertible debt based on assumptions used in the Monte Carlo simulation model using the following inputs on the date the debt was assumed by the August Convertible Debenture: the price of the Company’s Common Stock of $0.63; a risk-free interest rate of 5.3%; expected volatility of the Company’s Common Stock of 130.4%; expected dividend yield of 0.0%; and simulation period of 0.89 years. The fair value of the conversion feature derivative was $3.7 million at issuance and $0.8 million when the remaining debt under the April Convertible Debenture was assumed by the August Convertible Debenture resulting in a gain of $2.9 million.
The Company entered into a Lease Agreement ("Lease Agreement") with I-40 OKC Partners LLC ("I-40") which contained a "Market Value Shortfall" provision that meets the definition of a derivative. The Company estimated the fair value of the Market Value Shortfall based on assumptions used in the Monte Carlo simulation model using the following inputs as of the end of the reporting period: the price of the Company’s Common Stock of $0.26; shares subject to Market Value shortfall of 2.3 million shares; a risk-free interest rate of 5.3%; expected volatility of the Company’s Common Stock of 118.4%; expected dividend yield of 0.0%; and remaining term of 0.27 years. The fair value of the Market Value Shortfall derivative measured at issuance and as of December 31, 2023 was $0.5 million and $0.9 million respectively resulting in a loss of $0.4 million included within the Consolidated Statement of Operations.
The Company entered into the Preferred Stock Purchase Agreement with the Preferred Stock Purchaser whose conversion feature meets the definition of a derivative liability which requires bifurcation. The Company estimated the fair value of the conversion feature derivative embedded in the Preferred Stock Purchase Agreement based on assumptions used in the Monte Carlo simulation model using the following inputs as of the end of the reporting period: the price of the Company’s Common Stock of $0.26 ; a risk-free interest rate of 3.8%; expected volatility of the Company’s Common Stock of 121.7%; expected dividend yield of 0.0%; and remaining term of 4.8 years. The fair value of the conversion feature derivative measured at issuance and as of December 31, 2023 was $34.1 million and $25.9 million, respectively, resulting in a gain of $8.2 million included within Consolidated Statement of Operations.

	Year Ended December 31,
Derivative liability	2023	2022
Beginning fair value	$—	$—
Addition during the year	38,427	—
Change in fair value during the year	(10,874)	—
Derecognition of liability upon extinguishment of convertible debt	(774)	—
Ending fair value	$26,779	$—
The Company entered into the Fifth Pre-Paid Advance whose conversion features meet the definition of a derivative asset which requires bifurcation. The Company estimated the fair value of the conversion feature derivative embedded in the convertible debt based on assumptions used in the Monte Carlo simulation model using the following inputs as of October 5, 2023 (date of the special meeting of Company stockholders): the price of the Company’s Common Stock of $0.49; a risk-free interest rate of 5.3%; expected volatility of the Company’s Common Stock of 111.2%; expected dividend yield of 0.0%; and simulation period of 1.20 years. The fair value of the conversion feature derivative at issuance was $6.0 million and was written off on October 5, 2023 when the special shareholder meeting approved the change in floor price, resulting in a loss of $6.0 million included within the Consolidated Statement of Operations for the year ended December 31, 2023.

	Year Ended December 31,
Derivative asset	2023	—	2022
Beginning fair value	$—		$—
Addition during the year	5,966		—
Change in fair value during the year	(5,966)		—
Ending fair value	—		—
5.    Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid expense	$9,300	$5,133
Short term deposits	6,312	3,755
Other current assets	487	462
Total prepaids and other current assets	$16,099	$9,350

6. Inventory
As of December 31, 2023 and December 31, 2022, the inventory balance was $6.2 million and $3.0 million, respectively, which consisted primarily of raw materials related to the production of vehicles for sale. We write-down inventory for any excess or obsolete inventories or when we believe LCNRV adjustment is needed. During the year ended December 31, 2023, the Company recorded write-downs of $2.2 million, in Cost of revenues in the consolidated statements of operations. No write-downs were recorded for the year ended December 31, 2022.

7.    Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Tooling, machinery, and equipment	$44,025	$32,863
Computer hardware	8,921	8,850
Computer software	9,835	9,053
Vehicles	1,528	1,356
Building	28,475	—
Land	5,800	—
Furniture and fixtures	788	742
Leasehold improvements	17,470	14,956
Construction-in-progress	307,489	276,968
Total property and equipment	424,331	344,788
Less: Accumulated depreciation	(47,231)	(33,388)
Total property and equipment, net	$377,100	$311,400

Construction-in-progress is primarily related to the development of manufacturing lines as well as equipment and tooling necessary in the production of the Company’s vehicles. Completed tooling assets are transferred to their respective asset classes and depreciation begins when an asset is ready for its intended use.

Depreciation expense for property and equipment was $13.8 million and $11.6 million for the years ended December 31, 2023 and 2022, respectively.
8.    Accrued Expenses and Other Current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued property and equipment purchases	$29,433	$24,797
Accrued research and development costs	15,913	17,736
Accrued professional fees	6,623	8,112
Accrued other expenses	11,932	12,446
Total accrued expenses and other current liabilities	$63,901	$63,091
9.    Convertible Debt

Yorkville PPA

On July 20, 2022, the Company entered into a Pre-Paid Advance Agreement (the "PPA") with YA II PN, Ltd. ("Yorkville") pursuant to which the Company could request advances of up to $50.0 million in cash from Yorkville, with an aggregate limit of $300.0 million (the "Pre-Paid Advance"). Amounts outstanding under Pre-Paid Advances could be offset by the issuance of shares of Common Stock to Yorkville at a price per share calculated pursuant to the PPA as the lower of 120.0% of the daily volume-weighted average price (“VWAP”) on Nasdaq as of the day immediately preceding the date a Pre-Paid Advance was made (“Fixed Price”) or 95.0% of the VWAP on Nasdaq as of the day immediately preceding the conversion date, which in no event would be less than $1.00 per share (“Floor Price”). The Third Pre-Paid Advance amended the purchase price to be the lower of 110.0% of the VWAP on Nasdaq as of the day immediately preceding the date a Pre-Paid Advance was made (“Amended Fixed Price”) or 95.0% of the VWAP on Nasdaq during the five trading days immediately preceding the conversion date, which in no event would be less than $0.50 per share (“Amended Floor Price”). The Company's stockholders approved the Amended Floor Price, which was proposed and voted on at the special meeting of Company stockholders held on January 24, 2023. The Company's stockholders further approved the Second Amended Floor Price (as defined below), which was proposed and voted on at the special meeting of Company stockholders held on October 5, 2023. The issuance of the shares of Common Stock under the PPA is subject to certain limitations, including that the aggregate number of shares of Common Stock issued pursuant to the PPA (including the aggregation with the issuance of shares of Common Stock under Standby Equity Purchase Agreement entered into by the Company with Yorkville on May 10, 2022 (the “SEPA”), which was terminated effective August 26, 2022) cannot exceed 19.9% of the Company's outstanding shares of Common Stock as of May 10, 2022 ("PPA Exchange Cap"). The Company's stockholders approved the issuance of shares of the Company’s Common Stock in excess of the PPA Exchange Cap, which was proposed and voted on at the special meeting of Company stockholders held on January 24, 2023. Interest accrues on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 5.0%, subject to an increase to 15.0% upon events of default described in the PPA. Each Pre-Paid Advance has a maturity date of 15 months from the Pre-Paid Advance Date. Yorkville is not entitled to participate in any earnings distributions until a Pre-Paid Advance is offset with shares of Common Stock.
On July 22, 2022, the Company received an aggregate of $49.5 million on account of the first Pre-Paid Advance in accordance with the PPA. On August 26, 2022, the Company received an aggregate of $39.6 million on account of the second Pre-Paid Advance in accordance with the PPA. The net proceeds received by the Company from Yorkville include a 1.0% discount of the Pre-Paid Advance in accordance with the PPA. As of September 6, 2022, the first Pre-Paid Advance was fully paid off through the issuance of 15.1 million shares of Common Stock to Yorkville. As of November 11, 2022, the second Pre-Paid Advance was paid off primarily through the issuance of 19.4 million shares of Common Stock to Yorkville, in addition to $2.5 million in cash.
On October 5, 2022, the Company entered into the PPA Side Letter, pursuant to which the parties agreed that the Company will be permitted to submit sales orders, and consummate sales pursuant to such orders, for the ATM Offering beginning on October 5, 2022 for so long as the Company pays to Yorkville the sum of $1.0 million per calendar week to be applied in the order of priority set forth in the PPA Side Letter. Failure to make timely payments under the PPA Side Letter will automatically result in the reinstatement of restrictions on the Company’s ability to consummate sales under the ATM Sales Agreement and will be deemed an event of default. However, subsequent supplemental agreements to the PPA have restricted the Company's access to the ATM Offering without Yorkville's prior consent while amounts remain outstanding under the PPA.
On November 10, 2022, the Company received an aggregate of $20.0 million on account of the third Pre-Paid Advance in accordance with the PPA (the "Third Pre-Paid Advance"). On December 31, 2022, the Company received an aggregate of $32.0 million on account of the fourth Pre-Paid Advance in accordance with the PPA (the "Fourth Pre-Paid Advance"). In accordance with the second supplemental agreement, the Fourth Pre-Paid Advance may, at the sole option of Yorkville, be increased by up to an additional $8.5 million (the "YA PPA Option"). On January 13, 2023, Yorkville partially exercised their option, and increased their investment amount by $5.3 million, which resulted in net proceeds of $5.0 million, and was applied to the Fourth Pre-Paid Advance. Pursuant to the second supplemental agreement, the Fourth Pre-Paid Advance included issuances of warrants to Yorkville. Of the aggregate Fourth Pre-Paid Advance proceeds, $14.8 million was allocated to convertible debt presented in the Consolidated Balance Sheets as of December 31, 2022, and an additional $2.3 million was allocated to convertible debt as a result of Yorkville exercising the YA PPA Option. Refer to Note 16, Warrants, for further information on the warrants and the allocation of proceeds. As of December 31, 2023, the Third Pre-Paid Advance and Fourth Pre-Paid Advance were each fully paid off through the issuance of 66.8 million shares of Common Stock in the aggregate. The loss on extinguishment of debt from repaying the Third Pre-Paid Advance and Fourth Pre-Paid Advance was $26.7 million and interest expense incurred as a result of effective interest under the PPA was $0.5 million.
On September 11, 2023, the Company received an aggregate of $12.5 million on account of the fifth Pre-Paid Advance in accordance with the PPA (the "Fifth Pre-Paid Advance"). The net proceeds received by the Company, after giving effect to the commitment fee and the purchase price discount provided for in the PPA, was $11.8 million. Of the aggregate proceeds, $6.0 million was allocated to derivative assets for an embedded conversion feature included in the Fifth Pre-Paid Advance. Any portion of the convertible debt settled using the Variable Price will be extinguished as a share settled redemption while any settlement using the Fixed Price or the applicable floor price of $0.50 will be settled via conversion accounting. As of December 31, 2023, the Fifth Pre-Paid Advance was fully paid off through the issuance of 26.6 million shares of Common Stock. The loss on extinguishment of debt from repaying the Fifth Pre-Paid Advance was $0.2 million and interest expense incurred as a result of effective interest under the PPA was nominal.

The Company's stockholders approved an amendment to the PPA with Yorkville to lower the minimum price which shares may be sold from $0.50 per share to $0.10 per share (the "Second Amended Floor Price"), which was proposed and voted on at the special meeting of Company stockholders held on October 5, 2023 (the "October Special Meeting").

On November 21, 2023, the Company received an aggregate of $21.3 million on account of the sixth Pre-Paid Advance in accordance with the PPA (the "Sixth Pre-Paid Advance"). The net proceeds received by the Company, after giving effect to the commitment fee and the purchase price discount provided for in the PPA, was $20.0 million. Any portion of the convertible debt settled using the Variable Price will be extinguished as a share settled redemption. As of December 31, 2023, the full amount remains outstanding under the Sixth Pre-Paid Advance.

On December 20, 2023, the Company received an aggregate of $16.0 million on account of the seventh Pre-Paid Advance in accordance with the PPA (the "Seventh Pre-Paid Advance"). The net proceeds received by the Company, after giving effect to the commitment fee and the purchase price discount provided for in the PPA, was $15.0 million. Any portion of the convertible debt settled using the Variable Price will be extinguished as a share settled redemption. As of December 31, 2023, the full amount remains outstanding under the Seventh Pre-Paid Advance.
Other than the balance to be paid pursuant to the PPA Side Letter, the PPA provides that in respect of any Pre-Paid Advance, if the VWAP of shares of Common Stock is less than the Floor Price (as amended) for at least five trading days during a period of seven consecutive trading days or the Company has issued substantially all of the shares of Common Stock available under the PPA Exchange Cap, then the Company is required to make monthly cash payments of amounts outstanding under any Pre-Paid Advance beginning on the 10th calendar day and continuing on the same day of each successive calendar month until the entire amount of such Pre-Paid Advance balance has been paid or until the payment obligation ceases. Pursuant to the PPA, the monthly payment obligation ceases if the PPA Exchange Cap no longer applies and the VWAP is greater than the Floor Price (as amended) for a period of five consecutive trading days, unless a subsequent triggering date occurs.
The Company, at its option, has the right, but not the obligation, to repay early in cash a portion or all amounts outstanding under any Pre-Paid Advance, provided that the VWAP of the Common Stock is less than the Fixed Price (as amended) during a period of three consecutive trading days immediately prior to the date on which the Company delivers a notice to Yorkville of its intent and such notice is delivered at least 10 trading days prior to the date on which the Company will make such payment. If elected, the early repayment amount is to include a 3.0% redemption premium (“PPA Redemption Premium”). If any Pre-Paid Advances are outstanding and any event of default has occurred, the full amount outstanding under the Pre-Paid Advances plus the PPA Redemption Premium, together with interest and other amounts owed in respect thereof, will become, at Yorkville’s election, immediately due and payable in cash.
Yorkville Convertible Debentures

On April 24, 2023, the Company entered into a securities purchase agreement with Yorkville in connection with the issuance and sale of convertible debentures in an aggregate principal amount of $48.0 million (the "April Convertible Debenture"). The net proceeds received by the Company from Yorkville included a 6.0% discount of the loan in accordance with the terms of the April Convertible Debenture. Of the aggregate net proceeds of $45.1 million, $41.4 million was allocated to convertible debt and $3.7 million was allocated to derivative liabilities to account for an embedded redemption feature included in the April Convertible Debenture. Amounts outstanding under the April Convertible Debenture could be offset by the issuance of shares of Common Stock to Yorkville at a price per share calculated pursuant to the April Convertible Debenture as the lower of $1.00 or 95.0% of the lowest daily VWAP on Nasdaq as of the five trading days immediately preceding the conversion date, which in no event would be less than $0.14 per share.

Yorkville was not entitled to participate in any earnings distributions until the April Convertible Debenture is offset with shares of Common Stock. As of December 31, 2023, the April Convertible Debenture was fully paid off through the issuance of 95.4 million shares of Common Stock to Yorkville, resulting in a loss on extinguishment of debt of $3.5 million. During the year ended December 31, 2023, the Company incurred $0.1 million of interest expense and $5.5 million of amortization of debt discount.

On June 30, 2023, the Company entered into a securities purchase agreement with Yorkville (the “July Convertible Debenture”) in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $26.6 million (the “July Initial Loan”). The convertible debenture was initially recognized on the settlement date of July 3, 2023, and net proceeds received by the Company from Yorkville included a 6.0% discount of the July Initial Loan in accordance with the terms of the July Convertible Debenture. Yorkville had, but did not elect, the right and option (the “July Loan Option”) to purchase from the Company an additional convertible Loan in a principal amount of up to $53.2 million. In conjunction with the July Initial Loan, the Company issued to Yorkville an initial warrant (the “July Initial Warrant”) to purchase 49.6 million shares of Common Stock at an exercise price of $0.54. If Yorkville had exercised the July Loan Option, the Company would have issued to Yorkville an additional warrant (the “July Option

Warrant”) for a number of shares of Common Stock determined by dividing the principal amount so exercised (up to $53.2 million) by $0.54. The July Option Warrant, if issued, would have been issued on the same terms as the July Initial Warrant except that the exercise price of the June Option Warrant would have been $0.67 per share. Refer to Note 16, Warrants, for further information on the warrants. As of December 31, 2023, the July Convertible Debenture was fully paid off through the issuance of 101.6 million shares of Common Stock to Yorkville, resulting in a loss on extinguishment of debt of $1.4 million. During the year ended December 31, 2023, the Company incurred $0.3 million of interest expense. Additionally, Yorkville did not exercise the July Loan Option, as a result of which, the July Loan Option and the related July Option Warrant are no longer applicable.

On August 2, 2023, the Company entered into a securities purchase agreement with Yorkville (the “August Convertible Debenture”) in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $27.9 million (the “August Initial Loan”). The net proceeds received by the Company from Yorkville included a 6.0% discount of the August Initial Loan in accordance with the terms of the August Convertible Debenture. Yorkville had, but did not elect, the right and option (the “August Loan Option”) to purchase additional convertible debentures in an aggregate principal amount of up to $53.2 million. In conjunction with the August Initial Loan, the Company issued to Yorkville an initial warrant (the “August Initial Warrant”) to purchase 49.6 million shares of Common Stock at an exercise price of $0.54 per share. The August Initial Warrant is immediately exercisable and will expire on August 2, 2028. If Yorkville had exercised the August Loan Option, the Company would have issued to Yorkville an additional warrant (the “August Option Warrant”) for a number of shares of Common Stock determined by dividing the principal amount so exercised (up to $53.2 million) by $0.54. The August Option Warrant, if issued, would have been issued on the same terms as the August Initial Warrant except that the exercise price of the August Option Warrant would have been $0.67 per share. As of December 31, 2023, 97.6 million shares of Common Stock have been issued to Yorkville, resulting in a loss on extinguishment of debt of $1.2 million. During the year ended December 31, 2023, the Company incurred $0.3 million of interest expense. Additionally, Yorkville did not exercise the August Loan Option, as a result of which, the August Loan Option and the related August Option Warrant are no longer applicable.

On August 2, 2023, the Company and Yorkville have agreed to transfer the outstanding balance of $1.3 million on the April Convertible Debenture to the August Convertible Debenture. Such outstanding balance is reflected in the aggregate principal amount issuable available under the August Initial Debenture. As a result of such transfer, as of August 2, 2023, no amounts remain outstanding under the April Convertible Debenture. The embedded redemption feature within the April Convertible Debenture was valued as of the August Initial Debenture settlement date at $0.8 million and then written off.

On September 26, 2023, the Company entered into a securities purchase agreement with Yorkville (the “September Convertible Debenture”, together with the July Convertible Debenture and the August Convertible Debenture, collectively, the "Convertible Debentures"), receiving an aggregate of $15.0 million (the “September Initial Loan”). The net proceeds received by the Company from Yorkville included a 16.5% discount of the September Initial Loan in accordance with the September Convertible Debenture. Yorkville had, but did not elect, the right and option (the “September Loan Option”) to purchase additional convertible debentures in an aggregate principal amount of up to $30.0 million. In conjunction with the September Convertible Debenture, the Company issued to Yorkville an initial warrant (the “September Initial Warrant”) to purchase 28.0 million shares of Common Stock at an exercise price of $0.54. The September Initial Warrant is immediately exercisable and will expire on September 26, 2028. If Yorkville had exercised the September Loan Option, the Company would have issued to Yorkville an additional warrant (the “September Option Warrant”) for a number of shares of Common Stock determined by dividing the principal amount so exercised (up to $30.0 million) by $0.54 per share. The September Option Warrant, if issued, would have been issued on the same terms as the September Initial Warrant except that the exercise price of the August Option Warrant would have been $0.67 per share. As of December 31, 2023, no conversion on the September Initial Debenture has occurred. Additionally, Yorkville did not exercise the September Loan Option, as a result of which, the September Loan Option and the related September Option Warrant are no longer applicable.

Amounts outstanding in the Convertible Debentures could be offset by the issuance of shares of Common Stock to Yorkville at a price per share calculated at the lower of $0.50 (the "Note Fixed Price") or 95.0% of the lowest daily VWAP on Nasdaq as of the five trading days immediately preceding the conversion date (“Variable Price”), which in no event would be less than $0.10 per share. The issuance of the shares of Common Stock under the Convertible Debentures are subject to certain limitations, including that the aggregate number of shares of Common Stock issued pursuant to the Convertible Debenture cannot exceed 95.4 million ("Note Exchange Cap"). With respect to the April Convertible Debenture, July Convertible Debenture and August Convertible Debenture, the Company's stockholders approved the issuance of shares of the Company’s Common Stock in excess of the Note Exchange Cap, which was proposed and voted on at the October Special Meeting.

Interest accrues on the outstanding balance of the April Convertible Debenture at an annual rate equal to 1.0%, subject to an increase to 15.0% upon events of default described in the April Convertible Debenture. Interest accrues on the outstanding balance of the July Convertible Debenture, the August Convertible Debenture and the September Convertible Debenture at an annual rate equal to 3.0%, subject to an increase to 15.0% upon events of default described in their respective agreements. The Convertible Debentures each have a maturity date of 14 months from their respective Convertible Debenture date.

The Company elected to account for the July Convertible Debenture, the August Convertible Debenture and the September Convertible Debenture under the fair value option of accounting upon issuance. The proceeds were allocated to all freestanding instruments recorded at fair value. As the fair value of the freestanding instruments exceeded the proceeds, an aggregate loss of $69.6 million for the year ended December 31, 2023 was recognized in Loss on fair value change of convertible debt in the Consolidated Statements of Operations. As of December 31, 2023, the fair value of the Convertible Debentures was $16.1 million and are included in Convertible debt, current in the Consolidated Balance Sheets.

The primary reason for electing the fair value option is for simplification of accounting for the Convertible Debentures at fair value in its entirety versus bifurcation of the embedded derivatives. The fair value was determined using a Monte Carlo valuation model. Refer to Note 4, Fair Value Measurements, for further information on the loans.

The Convertible Debentures provides that if the VWAP of shares of Common Stock is less than the then-applicable floor price for at least five trading days during a period of seven consecutive trading days (“Trigger Date”) or the Company has issued substantially all of the shares of Common Stock available under the Note Exchange Cap, or the Company is unable to issue Common Stock to Yorkville which may be freely resold by Yorkville without any limitations or restrictions, including, without limitation, due to a stop order or suspension of the effectiveness of the applicable registration statement, then the Company is required to make monthly cash payments of amounts outstanding under the Convertible Debentures beginning on the 10th trading day after the Trigger Date and continuing on the same day of each successive calendar month until the entire amount of the Convertible Debentures balance has been paid or until the payment obligation ceases. Pursuant to the Convertible Debentures, the monthly payment obligation ceases if the Note Exchange Cap no longer applies and the VWAP is greater than the applicable floor price for a period of five consecutive trading days, unless a subsequent triggering date occurs.

The Company, at its option, has the right, but not the obligation, to repay early in cash a portion or all amounts outstanding under the Convertible Debentures, provided that the VWAP of the Common Stock is less than the Note Fixed Price during a period of three consecutive trading days immediately prior to the date on which the Company delivers a notice to Yorkville of its intent and such notice is delivered at least ten trading days prior to the date on which the Company will make such payment. If elected, the early repayment amount is to include a 5.0% redemption premium (“Note Redemption Premium”). If any event of default has occurred, the full amount outstanding under the Loan plus the Note Redemption Premium, together with interest and other amounts owed in respect thereof, will become, at Yorkville’s election, immediately due and payable in cash.

10.    Operating leases
The Company has entered into various operating lease agreements for office and manufacturing spaces.
Justin Texas Lease

On January 31, 2023, the Company entered into a real estate lease for an approximately 8,000 square foot facility in Justin, Texas with an entity owned by Tony Aquila, Executive Chair and Chief Executive Officer of the Company ("CEO"). The initial lease term is three years, five months, commencing on November 1, 2022 and terminating on March 31, 2026, with one option to extend the term of the lease for an additional five years. Prior to execution, the contract was a month-to-month arrangement. The total minimum lease payments over the initial lease term is $0.3 million.
Oklahoma Manufacturing Facility Lease
On November 9, 2022, the Company entered into a PSA with Terex for the purchase of approximately 630,000 square foot vehicle manufacturing facility on approximately 121 acres in Oklahoma City, Oklahoma. On April 7, 2023, pursuant to the assignment of real estate purchase agreement, the Company assigned the right to purchase the Property to I-40 Partners, a special purpose vehicle managed by entities affiliated with the CEO. The Company then entered into a lease agreement with I-40 Partners commencing April 7, 2023. The lease term is approximately ten years with a five year renewal option and the minimum aggregate lease payment over the initial term is expected to be approximately $44.3 million, which includes equity portion of rent composed of $1.5 million fully vested non-refundable shares. Refer to Note 16 on warrants issued in conjunction with this lease.

The lease was evaluated as a sale and leaseback of real estate because the Company was deemed to control the asset once the rights under the PSA were assigned to I-40 Partners. We accounted for the transaction as a financing lease since the lease agreement contains a repurchase option which precludes sale and leaseback accounting. The purchase option is exercisable between the third and fourth anniversary of the lease commencement in the greater of the fair value or a 150.0% of the amounts incurred by Landlord for the purchase price for the Property, the construction allowance, and expenses incurred with the purchase of the Property.
The lease did not qualify for sale-leaseback accounting and was accounted for as a financing obligation. Under a failed sale-leaseback transaction, the real estate assets generally recorded on the Consolidated Balance Sheet and are depreciated over their useful lives while a failed sale and leaseback financing obligation is recognized for the proceeds. As a result, the Company recorded an asset and a corresponding finance liability in the amount of the purchase price of $34.2 million. The financing liability at inception was initially allocated to the warrants issued to I-40 valued at $0.9 million described in Note 16 and the derivative liability valued at $0.6 million described in Note 4.

As described above, for the failed sale and leaseback transaction, we reflect the real estate asset on our Balance Sheets in Property and equipment, net as if we were the legal owner, and we continue to recognize depreciation expense over the estimated useful life. We do not recognize rent expense related to the lease, but we have recorded a liability for the failed sale and leaseback obligation and monthly interest expense. The Company could not readily determine the implicit rate in the lease, as such the Company imputed an interest rate of approximately 10.0%. There have been no gains or losses recorded in connection with the transactions described above.

Future minimum payments under the failed sale leaseback are as follows (in thousands):

2024	$3,200
2025	3,635
2026	4,097
2027	4,302
2028	4,384
Thereafter	21,647
Total payments	41,265
Lease Portfolio

The Company uses an estimated incremental borrowing rate based on information available at lease commencement to determine the present value of lease payments when the rate implicit in the lease is not readily determinable. The weighted average discount rate used was 6.7%. As of December 31, 2023 the remaining operating lease ROU asset and operating lease liability were approximately $36.2 million and $38.8 million, respectively. As of December 31, 2022, the operating lease ROU asset and operating lease liability were approximately $39.3 million and $40.8 million, respectively. As of December 31, 2023 and December 31, 2022, $3.1 million and $2.2 million, respectively, of the lease liability was determined to be short term and was included in accrued expenses and other current liabilities within the Consolidated Balance Sheets.
Related party lease expense related to the Company's leases in Justin, Texas was $0.6 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively.
Certain lease agreements also provide the Company with the option to renew for additional periods. These renewal options are not considered in the remaining lease term unless its reasonably certain that the Company will exercise such options. The weighted average remaining lease term at December 31, 2023 and December 31, 2022 was 8.7 years and 9.7 years, respectively.
Throughout the term of the lease agreements, the Company is responsible for paying certain operating costs, in addition to rent, such as common area maintenance, taxes, utilities, and insurance. These additional charges are considered variable lease costs and are recognized in the period in which costs are incurred.

Maturities of the Company’s operating lease liabilities at December 31, 2023 were as follows (in thousands):

Operating Lease
2024	$5,573
2025	5,728
2026	5,504
2027	5,532
2028	5,813
Thereafter	23,707
Total lease payments	51,857
Less: imputed interest(1)	13,049
Present value of operating lease liabilities	38,808
Current portion of operating lease liabilities(2)	3,086
Operating lease liabilities, net of current portion	$35,722
__________________________
(1)Calculated using the incremental borrowing rate
(2)Included within Accrued expenses and other current liabilities line item on the Consolidated Balance Sheet

11. State Incentive Arrangements

In February 2022, the Company was awarded a state incentive from the Oklahoma Governor's Quick Action Closing Fund which was amended to $7.5 million in August 2023 by the Oklahoma Department of Commerce ("ODOC"). The funding supports the location of a manufacturing facility, a tech hub, a customer service and financial center, and a software development center in Oklahoma ("Oklahoma Facilities"), and is payable to Canoo over time based on the Company's capital investment and hiring at the Oklahoma Facilities. As of December 31, 2023, no funding has been received. As of December 31, 2023, the Company met the first hiring condition and therefore entitled to receive $1.0 million in incentives from the ODOC.
12.    Commitments and Contingencies
Commitments
In connection with the commencement of the Company's Bentonville, Arkansas and Michigan leases in 2022, the Company issued standby letters of credit of $9.5 million and $1.1 million, respectively, which are included in restricted cash within the accompanying consolidated balance sheet as of December 31, 2023. The letters of credit have 5 and 13 years terms, respectively, and will not be drawn upon unless the Company fails to make its payments.
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
On April 2, 2021 and April 9, 2021, the Company was named as a defendant in putative class action complaints filed in California on behalf of individuals who purchased or acquired shares of the Company’s stock during a specified period. Through the complaint, plaintiffs are seeking, among other things, compensatory damages. On February 28, 2023, the court granted the Company’s motion to dismiss with leave to amend. On March 10, 2023, the lead plaintiff filed a second amended consolidated complaint. On April 10, 2023, the court entered a stipulated order granting the lead plaintiff leave to file a third amended consolidated complaint and relieving defendants of any obligation to respond to the second amended consolidated complaint. The lead plaintiff filed a third amended consolidated complaint on September 8, 2023 and defendants subsequently filed a motion to dismiss the third amended consolidated complaint. On January 4, 2024, the lead plaintiff filed his opposition to the defendants’ motion to dismiss. On February 1, 2024, the defendants filed their reply in support of the motion to dismiss. On its own motion, the court continued the hearing date for the motion to dismiss to

May 16, 2024. The final determinations of liability arising from these litigation matters will only be made following comprehensive investigations and litigation processes.
On August 4, 2023, the SEC announced settled charges against the Company, its former Chief Executive Officer, Ulrich Kranz, and its former Chief Financial Officer, Paul Balciunas, for making inaccurate revenue projections. The SEC also charged Canoo and Kranz with misconduct related to nearly $1.0 million in undisclosed executive compensation. Without admitting or denying the SEC's allegations, Kranz and Balciunas each consented to the entry of judgments against them. Kranz agreed to be permanently enjoined from violating the anti-fraud provision of Section 17(a)(3) of the Securities Act and the proxy solicitation provisions of Section 14(a) of the Exchange Act and Rules 14a-3 and 14a-9 thereunder, as well as from aiding and abetting violations of the reporting provisions of Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1, and 13a-11 thereunder. Kranz also consented to a three-year officer and director bar and payment of a $0.1 million civil penalty. Balciunas agreed to be permanently enjoined from violating Section 14(a) of the Exchange Act and Rule 14a-3 thereunder, as well as from aiding and abetting violations of Section 13(a) of the Exchange Act and Rule 13a-11 thereunder. Balciunas further consented to a two-year officer and director bar, payment of $7,500 in disgorgement and prejudgment interest, and a $50,000 civil penalty.
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
In March 2022, the Company received demand letters on behalf of shareholders of the Company identifying purchases and sales of the Company’s securities within a period of fewer than six months by DD Global Holdings Ltd. (“DDG”) that resulted in profits in violation of Section 16(b) of the Exchange Act. On May 9, 2022, the Company brought an action against DDG in the Southern District of New York seeking the disgorgement of the Section 16(b) profits obtained by DDG from such purchases and sales. In the action, the Company seeks to recover an estimated $61.1 million of Section 16(b) profits. In September 2022, the Company filed an amended complaint and DDG filed a motion to dismiss the amended complaint. On September 21, 2023, the court issued a decision denying DDG's motion to dismiss. DDG's answer to the complaint was filed on October 19, 2023. An initial pretrial conference was held on January 12, 2024, and the court entered the case management order that day. The fact discovery deadline for the case is January 24, 2025.
On January 16, 2024, the Company was named as a defendant in an action for damages and injunctive relief filed in the Southern District of New York by an affiliated party to DD Global Holdings Ltd., Champ Key Limited ("Champ Key"). The complaint alleges that the Company breached a registration rights agreement and violated Delaware law (6 Del. C. Section 8-401) when the Company refused in November 2022 to remove the restrictive legends on 17,189,210 shares of Common Stock owned by Champ Key, thereby preventing Champ Key from selling the shares of Common Stock. The complaint alleges claims for breach of contract, violation of Delaware law, and seeks injunctive relief, compensatory damages in excess of $23 million and punitive damages, interests, costs of suit and attorneys’ fees. On March 1, 2024, the Company filed an answer and affirmative defenses to the complaint. The final determinations of liability arising from these litigation matters will only be made following comprehensive investigations and litigation processes.
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

13. Related Party Transactions
On November 25, 2020, Canoo Holdings Ltd prior to the Company's merger with HCAC ("Legacy Canoo") entered into an agreement, which remains in effect, with the CEO of the Company to reimburse Mr. Aquila for certain air travel expenses based on certain agreed upon criteria (“aircraft reimbursement”). The total aircraft reimbursement to Mr. Aquila for the use of an aircraft owned by Aquila Family Ventures, LLC (“AFV”), an entity controlled by Mr. Aquila, for the purposes related to the business of the Company was $1.7 million and $1.3 million for years ended December 31, 2023 and 2022, respectively. In addition, certain AFV staff provided the Company with shared services support in its Justin, Texas corporate office facility. For the years ended December 31, 2023 and 2022, the Company incurred approximately $1.7 million and $1.1 million, respectively, for these services.
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
During the year ended December 31, 2022, the Company incurred approximately $0.8 million for the usage and purchase of certain transport trucks and trailers with an entity controlled by the Executive Chair and Chief Executive Officer of the Company. No such expenses were incurred during the year ended December 31, 2023.
On June 22, 2023, the Company entered into a Common Stock and Common Warrant Subscription Agreement with certain special purpose vehicles managed by entities affiliated with Mr. Aquila ("June 2023 PIPE"). The Subscription Agreement provides for the sale and issuance by the Company of 16.3 million shares of the Company’s Common Stock, together with warrants to purchase up to 16.3 million shares of Common Stock at a combined purchase price of $0.54 per share and accompanying warrants. The total net proceeds from the transaction was $8.8 million. The warrant issued is further discussed in Note 16.

On August 4, 2023, the Company entered into a Common Stock and Common Warrant Subscription Agreement with certain special purpose vehicles managed by entities affiliated with Mr. Aquila ("August 2023 PIPE" and together with the June 2023 PIPE, collectively, the "PIPEs"). The Subscription Agreement provides for the sale and issuance by the Company of 5.6 million shares of the Company’s Common Stock, together with warrants to purchase up to 5.6 million shares of Common Stock at a combined purchase price of $0.54 per share and accompanying warrants. The total net proceeds from the transaction was $3.0 million. The warrant issued is further discussed in Note 16.
14.    Equity
Yorkville Standby Equity Purchase Agreement
On May 10, 2022, the Company entered into the SEPA with Yorkville. Pursuant to the SEPA, the Company could sell to Yorkville up to $250.0 million of its shares of Common Stock, at the Company’s request any time during the 36 months following the execution of the SEPA. Under the SEPA, the Company issued 14.2 million shares of Common Stock to Yorkville for cash proceeds of $32.5 million with a portion of the shares issued as non-cash stock purchase discount under the SEPA. Effective August 26, 2022, the Company terminated the SEPA. At the time of termination, there were no outstanding borrowings, advance notices, shares of Common Stock to be issued or fees due under the SEPA.
At-The-Market Offering Program
On August 8, 2022, the Company entered into an Equity Distribution Agreement (as supplemented by side letters entered into on August 8, 2022 and on October 5, 2022, the “ATM Sales Agreement”) with Evercore Group L.L.C. ("Evercore") and H.C. Wainwright & Co., LLC (collectively, the "agents"), to sell shares of Common Stock having an aggregate sales price of up to $200.0 million, from time to time, through an “at-the-market offering” program under which the agents act as sales agents (the “ATM Offering”). The sales are made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act. The Company is not obligated to sell any shares of Common Stock under the ATM Sales Agreement and may at any time suspend solicitation and offers thereunder.
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
On February 28, 2023, Evercore terminated the ATM Sales Agreement with respect to itself, which became effective on that date.
During the year ended December 31, 2023, the Company sold 1.9 million shares of Common Stock at prices ranging from $0.60 to $0.71 for net proceeds of $1.2 million under the ATM Offering. During the year ended December 31, 2022, the Company sold 36.3 million shares of Common Stock at prices ranging from $1.20 to $1.85 for net proceeds of $49.3 million under the ATM Offering and compensation paid to the agents for the period was $1.5 million.

Other Issuances of Equity

On February 5, 2023, the Company entered into a securities purchase agreement ("RDO SPA") with certain investors. The RDO SPA provided for the sale and issuance by the Company of 50.0 million shares of the Company's Common Stock, together with warrants to purchase up to 50.0 million shares of Common Stock (the “RDO SPA Warrants”) at a combined purchase price of $1.05 per share and accompanying warrants. The total net proceeds from the transaction was $49.4 million.

On February 5, 2023, the Company also issued warrants to purchase 2.0 million shares of our Common Stock (the “Placement Agent Warrants”) to our placement agent as part of the compensation payable for acting as our exclusive placement agent in connection with the RDO SPA. The Placement Agent Warrants had the same terms as the warrants issued under the RDO SPA. These warrants are equity classified and were measured at fair value on the issuance date. As of December 31, 2023, $1.6 million is reflected on the Consolidated Statement of Stockholders' Equity as it relates to the issuance of these warrants.

The Company entered into other equity agreements, including the Yorkville PPA and Convertible Debentures discussed in Note 9, the PIPEs discussed in Note 13, and warrants issued to various parties discussed in Note 16.
Authorized Shares Amendment
On October 5, 2023, at the October Special Meeting, the Company’s stockholders approved an amendment to Paragraph A of Article IV of the Company’s Second Amended and Restated Certificate of Incorporation to increase the Company’s number of shares of authorized Common Stock from 1.0 billion shares to 2.0 billion shares and the corresponding increase in the total number of authorized share of capital stock the Company may issue from 1.01 billion to 2.01 billion shares.
Preferred Stock Purchase Agreement

On September 29, 2023, the Company entered into a securities purchase agreement (the "Preferred Stock Purchase Agreement") with an institutional investor (the "Preferred Stock Purchaser") in connection with the issuance, sale and delivery by the Company of an aggregate of 45,000 shares (the "Preferred Shares") of the Company’s 7.5% Series B Cumulative Perpetual Redeemable Preferred Stock, par value 0.0001 per share (the "Preferred Stock") and a stated value of $1000 per share, which is convertible into shares of the Company’s Common Stock, and pursuant to which the Company issued warrants to purchase approximately 23.0 million shares of Common Stock (the "Preferred Warrants"), for a total purchase price of $45.0 million. On October 12, 2023, the Company closed the sale of the Preferred Shares and the Preferred Warrants to the Preferred Stock Purchaser and filed the certificate of designation for the Preferred Stock (the "Certificate of Designation"). The transaction is initially recognized on the settlement date of October 12, 2023. Refer to Note 16, Warrants, for further information on the Preferred Warrants.

The Preferred Stock is convertible into shares of Common Stock at an initial conversion price of approximately $0.5612 per common share (“Conversion Price”), which is equal to 120% of the average Common Stock price of the Company for the ten consecutive trading days immediately preceding the closing of the transaction. The Conversion Price is subject to customary anti-dilution and price protective adjustments. The holders have the ability to exercise the conversion rights at any time, or upon a Change of Control event (as defined in the Series B Certificate of Designation). The Preferred Stock does not provide the holder with any voting rights. As of December 31, 2023, no conversion of the Preferred Stock has occurred.

Upon the occurrence of certain contingent events, the Company may, at its option, redeem the Preferred Stock for cash at a redemption price equal to 103% of the Liquidation Preference, plus any accumulated and unpaid dividends. Additionally, on or after October 12, 2028 (“First Reset Date”), the Company may, at its option, redeem the Preferred Stock at any time for cash at a redemption price equal to 103% of the Liquidation Preference plus any accumulated and unpaid dividends. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the Preferred Stock Purchaser will be entitled to payment out of the assets of the Company, prior and in preference to holders of Common Stock of the Company, in an amount per share equal to $1,000 (the “Liquidation Preference”) plus any accumulated and unpaid dividends thereon. As of December 31, 2023, the Liquidation Preference of the Preferred Stock was $45.5 million.

Dividends on the Preferred Stock can be paid in either cash or in kind in the form of additional shares of Preferred Stock, at the option of the Company, subject to certain exceptions. The Company will pay dividends whether in cash or in kind at a rate of 7.5% per annum (“Dividend Rate”), subject to certain adjustments and exceptions. On and after the First Reset Date, the Dividend Rate on the Preferred Stock will increase by 1.50% per Payment Period. As of December 31, 2023, the accumulated but not declared or paid dividends on the Preferred Stock were $0.5 million.

Based on an evaluation of the terms of the Preferred Stock, the Company determined that the Preferred Stock is not eligible for permanent equity classification. Under applicable US GAAP, the Company is required to assume cash-settlement of the Preferred Stock in a conversion scenario that requires delivery of shares in excess of the Exchange Cap. Accordingly, the Company presents the Preferred Stock outside of permanent equity (i.e., the Preferred Stock is presented in mezzanine equity).

The Company determined that cash settlement or redemption of the Preferred Stock is unlikely; therefore, the Preferred Stock is not currently redeemable or probable of becoming redeemable. As a result of the increasing rate dividend described above, the Company uses the interest method to accrete the carrying value of the Preferred Stock from its initial recognized value to its expected settlement value on the expected redemption date.
15.    Stock-based Compensation
2020 Equity Incentive Plan
On December 21, 2020, the stockholders of the Company approved the 2020 Equity Incentive Plan (the "2020 Equity Plan”), authorizing 26.9 million common shares to be reserved for issuance of stock options, restricted stock units awards ("RSU") and other stock awards. Under the 2020 Equity Plan, employees are compensated through various forms of equity, including RSUs. Each RSU represents a contingent right to receive one share of the Company’s Common Stock. Performance stock unit awards ("PSU") represent the right to receive a share of the Company’s Common Stock if service, performance, and market conditions, or a combination thereof, are satisfied over a defined period.
For the year ended December 31, 2023, 24.5 million RSUs and no PSUs were granted under the 2020 Equity Plan. For the year ended December 31, 2022, 15.3 million RSUs and 4.7 million PSUs were granted under the 2020 Equity Plan.
Restricted Stock Awards

From November 4, 2018 to May 6, 2019, Legacy Canoo sold restricted shares to the founders, which include certain investors, subject to certain vesting conditions. The vesting conditions were amended on December 18, 2020, of which the time-based portion was amended with cliff vesting on March 18, 2020 with the remaining shares vesting over 36 months thereafter. The compensation expense recognized for the restricted stock awards was $0.2 million and $4.0 million for the years ended December 31, 2023 and 2022, respectively.

Restricted Stock Units
The Company granted RSUs throughout 2023 and 2022 to compensate existing employees and attract top talent, primarily subject to time-based vesting.

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2022	17,252	$4.87
Granted	24,524	0.64
Vested	(7,562)	7.34
Forfeited	(8,332)	5.21
Unvested at December 31, 2023	25,882	$5.69
The total fair value of restricted stock units granted during the years ended December 31, 2023 and 2022, were $14.3 million and $56.9 million, respectively. The compensation expense recognized for the restricted stock units was $16.4 million and $50.1 million for the years ended December 31, 2023 and 2022, respectively.
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
PSUs subject to performance conditions, such as operational milestones, are measured on the grant date, the total fair value of which is calculated as the product of the number of PSUs and the grant date stock price. Compensation expense for PSUs with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period. The PSUs vest based on the Company's achievement of certain specified operational milestones by various dates through December 2025. The Company granted zero PSUs to employees during the year ended December 31, 2023. The Company granted 4.7 million PSUs to employees during the year ended December 31, 2022 with a total grant date fair value of $14.5 million. As of December 31, 2023, the Company's analysis determined that these operational milestone events are probable of achievement and as such, compensation expense of $0.3 million and $6.9 million has been recognized for the year ended December 31, 2023 and 2022, respectively.
There were no PSUs granted to the CEO during the years ended December 31, 2023 and 2022. The compensation expense recognized for previously awarded PSUs to the CEO was $12.8 million and $17.3 million for the years ended December 31, 2023 and 2022.
The activity for performance-based restricted stock units in the year ended December 31, 2023 was as follows (in thousands, except weighted-average grant-date fair value amounts):

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2022	14,160	$4.80
Granted	—	—
Vested	—	—
Forfeited	(1,656)	3.00
Unvested at December 31, 2023	12,504	$2.67
The following table summarizes the Company’s total stock-based compensation expense by line item for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$6,711	$31,083
Selling, general and administrative	23,495	48,490
Total	$30,206	$79,573
The Company's total unrecognized compensation cost as of December 31, 2023 and 2022 was $21.0 million     and $64.2 million, respectively.
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was adopted by the board of directors on September 18, 2020, approved by the stockholders on December 18, 2020, and became effective on December 21, 2020 with the merger between HCAC and Legacy Canoo. On December 21, 2020, the board of directors delegated its authority to administer the 2020 ESPP to the Compensation Committee. The Compensation Committee determined that it is in the best interests of the Company and its stockholders to implement successive three-month purchase periods, with the first offering period commencing on grant date January 3, 2022 and a purchase date of April 1, 2022. The 2020 ESPP provides participating employees with the opportunity to purchase up to a maximum number of shares of Common Stock of 4.0 million, plus the number of shares of Common Stock that are automatically added on January 1st of each year for a period of ten years, in an amount equal to the lesser of (i) 1.0% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year, and (ii) 8.1 million shares of Common Stock.
During the years ended December 31, 2023 and 2022, total employee withholding contributions for the 2020 ESPP were $1.0 million and $2.9 million, respectively. Approximately $0.4 million and $1.3 million of stock-based compensation expense was recognized for the 2020 ESPP during the years ended December 31, 2023 and 2022.

16. Warrants
Public Warrants
As of December 31, 2023, the Company had 23.8 million public warrants outstanding. Each public warrant entitles the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment. The public warrants will expire on December 21, 2025, or earlier upon redemption or liquidation.
There were no public warrants exercised for the years ended December 31, 2023 and 2022.
VDL Nedcar Warrants
In February 2022, the Company and a company related to VDL Nedcar entered into an investment agreement, under which the VDL Nedcar-related company agreed to purchase shares of Common Stock for an aggregate value of $8.4 million, at the market price of Common Stock as of December 14, 2021. As a result, the Company issued 1.0 million shares of Common Stock upon execution of the agreement. The Company also issued a warrant to purchase an aggregate 1.0 million shares of Common Stock to VDL Nedcar at exercise prices ranging from $18.00 to $40.00 per share, which are classified as equity. The exercise period is from November 1, 2022, to November 1, 2025 ("Exercise Period"). The warrant can be exercised in whole or in part during the Exercise Period but can only be exercised in three equal tranches and after the stock price per Common Stock has reached at least the relevant exercise price. The $8.4 million received from VDL Nedcar is included as a financing cash inflow in the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2022. The shares of Common Stock issued to VDL Nedcar are included in the accompanying Consolidated Statement of Stockholders' Equity for the year ended December 31, 2022. None of the warrants have been exercised as of December 31, 2023.
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
In connection with the Walmart EV Fleet Purchase Agreement, the Company entered into a Warrant Issuance Agreement with Walmart pursuant to which the Company issued to Walmart a warrant to purchase an aggregate of 61.2 million shares of Common Stock, subject to certain anti-dilutive adjustments, at an exercise price of $2.15 per share, which represented approximately 20.0% ownership in the Company on a fully diluted basis as of the issuance date. As a result of the anti-dilution adjustments, as of December 31, 2023, the warrant is exercisable for an aggregate of 65.1 million shares of Common Stock at a per share exercise price of $2.02. The warrant has a term of ten years and is vested with respect to 15.3 million shares of Common Stock. Thereafter, the warrant will vest quarterly in amounts proportionate with the net revenue realized by the Company from transactions with Walmart or its affiliates under the Walmart EV Fleet Purchase Agreement or enabled by any other agreement between the Company and Walmart, and any net revenue attributable to any products or services offered by Walmart or its affiliates related to the Company, until such net revenue equals $300.0 million, at which time the Warrant will have vested fully.
Since the counterparty is also a customer, the issuance of the warrant was determined to be consideration payable to a customer within the scope of ASC 606, Revenue from Contracts with Customers, and was measured at fair value on the Warrant’s issuance date. Warrants that vested immediately resulted in a corresponding deferred warrant asset presented on the Consolidated Balance Sheets under ASC 606 and amortized on a pro-rata basis, commencing upon initial performance, over the term of the Walmart EV Fleet Purchase Agreement.
The fair value of the warrants at the issuance date was measured using the Black-Scholes-Merton option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	10.0
Risk free interest rate	3.0%
Expected volatility	91.3%
Dividend yield	—%
Exercise price	$2.15
Stock price	$3.63
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
As of December 31, 2023, a total of 15.3 million warrants have vested, of which none have been exercised.
Yorkville PPA Warrants
In connection with the Yorkville PPA discussed in Note 9, on December 31, 2022, the Company issued warrants to Yorkville to purchase an aggregate of 29.6 million shares of Common Stock, with an exercise price of $1.15 per share and expiration date of December 31, 2023. On January 13, 2023, Yorkville partially exercised its option to increase its investment and the Company issued warrants to Yorkville to purchase an additional 4.6 million shares of Common Stock. Upon the expiration of the option on January 31, 2023, a $0.3 million gain was recognized as a result of remeasuring the warrant liability and $19.5 million was reclassified from liability to additional paid in capital. The exercise price of the warrants was adjusted to $1.05 per share on February 9, 2023 and subsequently adjusted to $0.62 per share on April 24, 2023.
The fair value of the warrants at the expiration of the option period was measured using the Black-Scholes-Merton option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	0.9
Expected volatility	116.4%
Dividend yield	—%
Risk free rate	4.7%
Estimated fair value per warrant	$0.57
Exercise price	$1.05
Stock price	$1.20

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
As of December 31, 2023, the Company had issued warrants to Yorkville pursuant to the PPA to purchase an aggregate of 34.2 million shares of Common Stock of which all of the warrants have been exercised at a price of $0.62 per share, for gross cash proceeds of $21.2 million.
RDO SPA Warrants

On February 5, 2023, the Company received net proceeds of $49.4 million in connection with the RDO SPA. The Company issued the RDO SPA Warrants to multiple parties to purchase an aggregate of 50.0 million shares of Common Stock, with an exercise price of $1.30 per share and will be initially exercisable beginning six months following the date of issuance and will expire five years from the initial exercise date.

The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes-Merton option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	4.6
Expected volatility	121.7%
Expected dividend rate	—%
Risk free rate	3.8%
Estimated fair value per warrant	$0.16
Exercise price	$1.30
Stock price	$0.26

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

As the Common Stock and warrants were issued in a single transaction, the total proceeds from the transaction were allocated among the freestanding instruments. The fair value of the warrants measured at issuance was $40.0 million, with the remaining proceeds allocated to the Common Stock, which is included in additional paid-in capital presented in the Consolidated Balance Sheets. The fair value as of December 31, 2023, was $8.2 million resulting in a gain of $31.8 million for the year ended December 31, 2023. None of the warrants have been exercised as of December 31, 2023.

June 2023 PIPE Warrants

On June 22, 2023, the Company received an aggregate of $8.8 million in connection with the June 2023 PIPE. The Company issued warrants to multiple parties to purchase an aggregate of 16.3 million shares of Common Stock, with an exercise price of $0.67 per share and will be initially exercisable beginning six months following the date of issuance and will expire five years from the initial exercise date.

The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	5.0
Expected volatility	121.7%
Expected dividend rate	—%
Risk free rate	3.8%
Estimated fair value per warrant	$0.19
Exercise price	$0.67
Stock price	$0.26

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

The fair value of the warrants measured at issuance was $7.0 million, with the remaining proceeds allocated to the Common Stock, which is included in additional paid-in capital presented in the Consolidated Balance Sheets. As of December 31, 2023, the fair value of the warrants were $3.2 million resulting in a gain of $3.8 million for the year ended December 31, 2023. None of the warrants have been exercised as of December 31, 2023.

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

The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	4.8
Expected volatility	121.7%
Expected dividend rate	—%
Risk free rate	3.8%
Estimated fair value per warrant	$0.19
Stock Price	$0.26
Exercise Price	$0.65

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

The fair value of the warrants measured at issuance was $0.9 million with the remaining proceeds allocated to the Common Stock, which is included in additional paid-in capital presented in the Consolidated Balance Sheets. As of December 31, 2023, the fair value of the warrants were $0.4 million, resulting in a gain of $0.5 million for the year ended December 31, 2023. None of the warrants have been exercised as of December 31, 2023.

August 2023 PIPE Warrants

On August 4, 2023, the Company received an aggregate of $3.0 million in connection with the August 2023 PIPE. The Company issued warrants to multiple parties to purchase an aggregate of 5.6 million shares of Common Stock, with an exercise price of $0.67 per share and will be initially exercisable beginning six months following the date of issuance and will expire five years from the initial exercise date.

The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	5.1
Expected volatility	121.7%
Expected dividend rate	—%
Risk free rate	3.8%
Estimated fair value per warrant	$0.19
Exercise price	$0.67
Stock price	$0.26

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

As the Common Stock and warrants were issued in a single transaction, the total proceeds from the transaction were allocated among the freestanding instruments. The fair value of the warrants at issuance was $3.0 million, with the remaining proceeds allocated to the Common Stock, which is included in additional paid-in capital presented in the Consolidated Balance Sheets. As of December 31, 2023, the fair value of the warrants was $1.1 million resulting in a gain of $1.9 million for the year ended December 31, 2023. None of the warrants have been exercised as of December 31, 2023.

Yorkville Convertible Debentures Warrants
In connection with the Convertible Debentures discussed in Note 9, the Company issued warrants to Yorkville to purchase an aggregate of 127.3 million shares of Common Stock, with an exercise price of $0.54 per share (collectively, the "Yorkville Debenture Warrants"). The Yorkville Debenture Warrants are immediately exercisable and will expire five years from the issuance date.
The warrants were liability classified at the issuance date and subject to periodic remeasurement. The fair value of the warrants at the issuance date was measured using the Black-Scholes option pricing model. The warrants were reclassified to equity as a result of the special meeting of Company stockholders held on October 5, 2023. The key inputs used in the valuation on October 5, 2023 were as follows:

	July Convertible Debenture	August Convertible Debenture	September Convertible Debenture
Expected term (years)	4.7	4.8	5.0
Expected volatility	108.0%	108.0%	108.0%
Expected dividend rate	—%	—%	—%
Risk free rate	4.6%	4.6%	4.6%
Estimated fair value per warrant	$0.34	$0.34	$0.34
Exercise price	$0.54	$0.54	$0.54
Stock price	$0.44	$0.44	$0.44

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

The Company elected to value the Convertible Debentures at fair value therefore the total proceeds from the transaction were allocated among the freestanding financial instruments. Refer to Note 9 for additional discussion. The total fair value of the warrants measured at issuance was $61.5 million. As of October 5, 2023, the fair value of the warrants was $43.4 million resulting in a gain of $18.1 million for the year ended December 31, 2023. None of the Yorkville Debenture Warrants have been exercised as of December 31, 2023.

Preferred Stock Warrants

On September 29, 2023, the Company entered into the Preferred Stock Purchase Agreement with the Preferred Stock Purchaser in connection with the issuance, sale and delivery by the Company of an aggregate of 45,000 Preferred Shares of the Preferred Stock, which is convertible into shares of the Company’s Common Stock, and pursuant to which the Company issued the Preferred Warrants to purchase approximately 23.0 million shares of Common Stock with an exercise price of $0.56 per share, for a total purchase price of $45.0 million.

The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes-Merton option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	4.8
Risk free rate	3.8%
Expected volatility	121.7%
Expected dividend rate	—%
Exercise price	$0.56
Stock price	$0.26
Estimated fair value per warrant	$0.19
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

The total fair value of the warrants measured at issuance was $5.9 million As of December 31, 2023, the fair value of the warrants was $4.5 million resulting in a gain of $1.4 million for the year ended December 31, 2023. None of the warrants have been exercised as of December 31, 2023.

17.    Net Loss per Share

The table below presents a reconciliation of the basic and diluted net loss per share that were computed for the following periods:

	Year ended December 31,
	2023	2022
Numerator:
Net loss attributable to Canoo	$(302,021)	$(487,694)
Less: dividend on redeemable preferred stock	459	—
Less: additional deemed dividend on redeemable preferred stock	141	—
Net loss available to common shareholders	$(302,621)	$(487,694)

Denominator:
Weighted-average common shares outstanding:
Basic and diluted	576,199	269,768

Net loss per common share:
Basic and diluted	$(0.53)	$(1.81)

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
The following table presents the outstanding potentially dilutive shares that have been excluded from the computation of diluted net loss per share, because including them would have an anti-dilutive effect (in thousands):

	December 31,
	2023	2022
Convertible debt (Note 9)	217,935	46,988
Restricted and performance stock units	38,386	31,412
Warrants to purchase Common Stock (Note 16)	264,496	29,605
Restricted Common Stock shares	—	2,842
Early exercise of unvested stock options	—	593
Options to purchase Common Stock	88	195
18. Income Taxes

The components of the provision for income taxes consisted of the following (in thousands):

Year ended December 31,
	2023	2022
Provision for federal income taxes	$—	$—
Provision for state income taxes	—	—
Provision for income taxes	$—	$—

The reconciliation of taxes at the statutory rate to our provision for income taxes was as follows (in thousands):

	Year ended December 31,
	2023	2022
Tax at the statutory rate	$(63,374)	$(102,416)
State tax – net of federal benefit	(15,009)	(25,118)
Officer compensation	—	6,750
Earnout Liability	(624)	(5,469)
Stock Compensation	6,849	5,024
Warrants & Convertible Debt	8,228	—
Provision to Return	(5,052)	(2,958)
U.S. Tax Credits	(7,975)	(8,929)
Other Rate Impacting Items	(1,885)	2,328
Change in valuation allowance	78,842	130,788
Provision for income taxes	$—	$—
Deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
Deferred Tax Assets:	2023	2022
Net operating loss carry-forwards	$284,514	$257,062
Capitalized research and development costs	72,364	35,295
Research and development credits	37,336	25,237
Stock-based compensation	10,809	10,167
Other	3,210	1,674
Total gross deferred income tax assets	408,233	329,435
Less: Valuation allowance	(394,997)	(316,155)
Deferred tax assets, net of valuation allowance	$13,236	$13,280
Deferred Tax Liabilities:
Warrants	$(13,236)	$(13,280)
Total deferred tax liabilities	$(13,236)	$(13,280)
Total net deferred tax assets (liabilities):	$—	$—
The Company recorded a full valuation allowance against its deferred income tax assets at December 31, 2023 and 2022. Based upon management’s assessment of all available evidence, the Company has concluded that it is more likely than not that the net deferred income tax assets will not be realized. The increase in the valuation allowance for the years ended December 31, 2023 and 2022 was $78.8 million and $130.8 million, respectively. The following table summarizes the activity recorded in the valuation allowance on the deferred income tax assets (in thousands):

Valuation allowance at December 31, 2021	$(185,367)
Additions charged to income tax provision	(130,788)
Valuation allowance at December 31, 2022	(316,155)
Additions charged to income tax provision	(78,842)
Valuation allowance at December 31, 2023	$(394,997)
At December 31, 2023, we had federal net operating loss carryforwards of approximately $958.2 million and state net operating loss carryforwards of $1.2 billion that may be carried forward indefinitely for federal income tax purposes and can offset 80.0% of taxable income in any given year except as amended by the CARES Act. NOL's can be carried forward to offset future taxable income for a period of twenty years for California state income tax purposes.

The Company has research and development tax credits at December 31, 2023 and 2022 of approximately $37.3 million and $25.2 million, respectively, for both federal and state income tax purposes. If not utilized, the federal research and development tax credits will expire in various amounts beginning in 2039. State research and development credits can be carried forward indefinitely.
Future utilization of the net operating loss carryforwards and tax-credit carryforwards may be subject to an annual limitation based on changes in ownership, as defined by Section 382 of the Internal Revenue Code.
The aggregate changes in the balance of gross unrecognized tax benefits during the years ended December 31, 2023 and 2022 were as follows (in thousands):

Balance at December 31, 2021	$(40,258)
Increases in balances related to tax provisions taken during current period	(9,179)
Increases related to changes in estimates	(3,444)
Other decreases	56
Balance at December 31, 2022	(52,825)
Increases in balances related to tax positions taken during current period	(10,701)
Increases related to changes in estimates	(1,647)
Other decreases	250
Balance at December 31, 2023	$(64,923)

As of December 31, 2023, the Company has total uncertain tax positions of $64.9 million primarily related to research and development costs and tax basis in certain intangible assets which are recorded as a reduction of the deferred tax assets related to the research and development carryforwards and intangible assets. The Company's policy is to recognize interest and penalties, if any, related to uncertain tax positions as a component of income tax expense. For the years ended December 31, 2023 and 2022, the Company did not recognize any interest or penalties for uncertain tax positions. The Company is currently not under examination by the United States Internal Revenue Service or any other state, city, or local jurisdiction. The Company is subject to the standard statutes of limitations by the relevant tax authorities for federal and state purposes and all tax years since inception are open for examination.
The Company does not anticipate any significant increases or decreases in its unrecognized tax benefits within the next twelve months.
19. Subsequent events
Yorkville PPA Sixth Supplemental Agreement

On January 11, 2024, the Company entered into a sixth Supplemental Agreement (the “Sixth Supplemental Agreement”) with Yorkville to the PPA. Pursuant to the Sixth Supplemental Agreement, Yorkville agreed to advance $17.5 million to the Company (the “Sixth Supplemental Advance”) and waive certain terms and conditions set forth in the PPA with respect to such Supplemental Advance. After giving effect to the commitment fee and the purchase price discount provided for in the PPA, net proceeds of the Sixth Supplemental Advance to the Company were $16.5 million

The Sixth Supplemental Agreement provides that solely with respect to the Sixth Supplemental Advance, the Purchase Price (as such term is used in the PPA) will be equal to the lower of (a) $0.24 per share, or (b) 95.0% of the lowest daily VWAP during five trading days immediately preceding each Purchase Notice Date (as such term is used in the PPA), but not lower than the Second Amended Floor Price. Further, the Company agreed to pay Yorkville a commitment fee of $0.9 million in connection with the Sixth Supplemental Agreement, which was deducted from the proceeds of the Sixth Supplemental Advance. Pursuant to the Eighth Supplemental Agreement, on March 12, 2024, all of the principal balance plus accrued interest of the Sixth Supplemental Advance was refinanced and redeemed by the Company. As such, none of the Sixth Supplemental Advance remains outstanding.

Yorkville PPA Seventh Supplemental Agreement

On January 31, 2024, the Company entered into a seventh Supplemental Agreement (the “Seventh Supplemental Agreement”) with Yorkville to the PPA. Pursuant to the Seventh Supplemental Agreement, Yorkville agreed to advance $20.0 million to the Company (the “Seventh Supplemental Advance”) and waive certain terms and conditions set forth in the PPA with respect to such Supplemental Advance. After giving effect to the commitment fee and the purchase price discount provided for in the PPA, net proceeds of the Seventh Supplemental Advance to the Company were $18.8 million.

The Seventh Supplemental Agreement provides that solely with respect to the Seventh Supplemental Advance, the Purchase Price (as such term is used in the PPA) will be equal to the lower of (a) $0.18 per share, or (b) 95.0% of the lowest daily VWAP during five trading days immediately preceding each Purchase Notice Date (as such term is used in the PPA), but not lower than the Second Amended Floor Price. Further, the Company agreed to pay Yorkville a commitment fee of $1.0 million in connection with the Seventh Supplemental Agreement, which was deducted from the proceeds of the Seventh Supplemental Advance. Pursuant to the Eighth Supplemental Agreement, on March 12, 2024, all of the principal balance plus accrued interest of the Seventh Supplemental Advance was refinanced and redeemed by the Company. As such, none of the Seventh Supplemental Advance remains outstanding.

January Warrant Cancellation and Exchange Agreement

On January 31, 2024, the Company and Yorkville entered into a Warrant Cancellation and Exchange Agreement (the “January WC&E Agreement”). Pursuant to the January WC&E Agreement, Yorkville surrendered to the Company and the Company cancelled all outstanding Yorkville Debenture Warrants, which outstanding Yorkville Debenture Warrants represented the right to purchase an aggregate of 127.3 million shares of Common Stock, and in exchange, the Company issued to Yorkville (i) a warrant to purchase 110.8 million shares of Common Stock at an exercise price of $0.18, exercisable beginning on July 31, 2024 and with an expiration date of February 1, 2029 (the “January First Warrant”) and (ii) a warrant to purchase 127.3 million shares of Common Stock at an exercise price of $0.18, exercisable beginning on July 31, 2024 and with an expiration date of February 1, 2029 (the “January Second Warrant” and together with the January First Warrant, collectively, the “January Yorkville Warrants”). Pursuant to the March WC&E Agreement, all of the January Yorkville Warrants were cancelled and exchanged for the March Yorkville Warrants.

Appointment and Departure of Certain Directors and Officers

On February 1, 2024, Mr. Rainer Schmueckle tendered his resignation as a director of the Board and as a member of the Board’s Audit Committee, with such resignation becoming effective on such date. Mr. Schmueckle’s resignation was not due to any disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices.

On February 5, 2024, the Board appointed Ms. Deborah Diaz and Mr. James Chen to the Board, effective immediately. The Board appointed Mr. Chen to fill the vacancy resulting from Mr. Greg Ethridge’s resignation from the Board and to serve as a Class I director of the Company until the Company’s 2024 meeting of stockholders and until his successor is duly elected and qualified, or until his earlier death, resignation or removal, effective immediately. The Board appointed Ms. Diaz to fill the vacancy resulting from Ms. Josette Sheeran’s resignation from the Board (as discussed below) and to serve as a Class III director of the Company until the Company’s 2026 meeting of stockholders and until her successor is duly elected and qualified, or until her earlier death, resignation or removal, effective immediately.

On February 5, 2024, Ms. Josette Sheeran, the Company’s President and a director of the Board, tendered her resignation from her officer and board member positions with the Company, with such resignation becoming effective on such date. Ms. Sheeran’s resignation was not due to any disagreement with the Company or the Board on any matter relating to the Company’s operations, policies and practices. Ms. Sheeran, pursuant to the terms of an agreement with the Company, will provide advisory services to the Company as a strategic advisor to the Chief Executive Officer of the Company.

February Shareholders Special Meeting Results

On February 29, 2024, the Company held a special meeting of its stockholders (the “February Special Meeting”) to (i) approve an amendment to the Company's Second Amended and Restated Certificate of Incorporation, as amended from time to time (the “Restated Certificate”), to effect a reverse stock split of the Company's Common Stock at a reverse stock split ratio ranging from 1:2 to 1:30, and to authorize the Board to determine the timing of the amendment at its discretion at any time, if at all, but in any case prior to the one-year anniversary of the date on which the reverse stock split is approved by the Company’s stockholders at the February Special Meeting and the specific ratio of the reverse stock split (the “Reverse Stock Split Proposal”), and (ii) approve the issuance to Tony Aquila of (x) a performance-vesting restricted stock unit award (the “CEO PSU”) representing the right to receive 39,382,767 shares of the Company’s Common Stock, 50% of which may vest based on the achievement of certain cumulative Company revenue milestones for the twelve months ended December 31, 2024 and for the twenty-four months ended December 31, 2025, and 50% of which may vest based on certain thresholds relating to the volume weighted average trading price of the Company’s Common Stock any time during the twelve months ended December 31, 2024 and the twenty-four months ended December 31, 2025, subject to continuous services requirements through the applicable service vesting date (in each instance, subject to any adjustments to the Company’s stock price, including the effectuation of the reverse stock split contemplated by the Reverse Stock Split Proposal) and (y) a restricted stock unit award (the “CEO RSU” and, together with the “CEO PSU”, the “CEO Equity Awards”) representing the right to receive 78,765,530 shares of the Company’s Common Stock, the initial 50% of which will vest immediately and the latter 50% of which will vest in equal increments on January 1, 2025 and January 1, 2026 (the “CEO Equity Awards Proposal”). The stockholders approved each of the Reverse Stock Split Proposal and the CEO Equity Awards Proposal at the February Special Meeting.

Reverse Stock Split

On February 29, 2024, the Board approved and authorized the Company to implement a reverse stock split based on a final ratio of 1-for 23 of the Company’s Common Stock. Effective March 8, 2024, every 23 shares of Common Stock issued and outstanding, including shares of Common Stock held by the Company as treasury shares, were automatically combined into one share of Common Stock. The Company’s stockholders of record received a cash payment (without interest) in lieu of any fractional shares they would have otherwise been entitled to receive in the Reverse Stock Split. Under the terms of the applicable warrant agreement, the number of shares of Common Stock issuable on exercise of each warrant were proportionately decreased. Specifically, following effectiveness of the Reverse Stock Split, every 23 shares of Common Stock that may be purchased pursuant to the exercise of public warrants would represent one share of Common Stock that may be purchased pursuant to such warrants. Accordingly, every 23 warrants will be exercisable for one share of Common Stock at an exercise price of $264.50 per share of Common Stock. As of the Reverse Split Effective Time, the number of shares of Common Stock available for issuance under the Company’s equity incentive plans and issuable pursuant to equity awards immediately prior to the Reverse Stock Split were proportionately adjusted by the Reverse Stock Split. The exercise prices of the Company’s outstanding options and equity awards were adjusted in accordance with their respective terms.

Yorkville PPA Eighth Supplemental Agreement

On March 12, 2024, the Company entered into an eighth Supplemental Agreement (the “Eighth Supplemental Agreement”) with Yorkville to the PPA. Pursuant to the Eighth Supplemental Agreement, Yorkville agreed to advance $62.0 million to the Company (the “Eighth Supplemental Advance”) and waive certain terms and conditions set forth in the PPA with respect to such Supplemental Advance. The Eighth Supplemental Agreement provides that with respect to the Eighth Supplemental Advance, the Purchase Price (as such term is used in the PPA) will be equal to $2.30 per share. As of March 12, 2024, $32.0 million in principal amount and $47,123 of accrued and unpaid interest remained outstanding under all prior pre-paid advances pursuant to the PPA (such amounts, collectively, the “Outstanding Pre-Paid Advances Amount”). Pursuant to the Eighth Supplemental Agreement, the Company used a portion of the proceeds from the Eighth Supplemental Advance to repay all of the Outstanding Pre-Paid Advances Amount plus the Redemption Premium (as such term is used in the PPA) applicable to such repayment. After giving effect to the commitment fee, legal diligence fee and the purchase price discount provided for in the PPA, as well as the repayment of the Outstanding Pre-Paid Advances Amount and the applicable Redemption Premium, net proceeds of the Eighth Supplemental Advance to the Company was $15.0 million.

March Warrant Cancellation and Exchange Agreement

On March 12, 2024, the Company and Yorkville entered into a Warrant Cancellation and Exchange Agreement (the “March WC&E Agreement”). Pursuant to the March WC&E Agreement, on March 12, 2024, Yorkville surrendered to the Company and the Company cancelled all of the outstanding January Yorkville Warrants issued pursuant to the January WC&E Agreement, and in exchange, the Company issued to Yorkville (i) a warrant to purchase 10,351,032 shares of Common Stock at an exercise price of $1.37, exercisable beginning on September 12, 2024 and with an expiration date of March 13, 2029 and (ii) a warrant to purchase 10,948,905 shares of Common Stock at an exercise price of $1.37, exercisable beginning on September 12, 2024 and with an expiration date of March 13, 2029 (the warrants set forth in clauses (i) and (ii), collectively, the "March Yorkville Warrants").

Compliance with Nasdaq Continued Listing Standards

On March 27, 2023, the Company received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market indicating that, based upon the closing bid price of the Common Stock for the prior 30 consecutive business days, the Company was not in compliance with the Bid Price Requirement. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was initially granted 180 calendar days, or until September 25, 2023, to regain compliance with the Bid Price Requirement. On August 23, 2023, the Company applied to transfer its securities from The Nasdaq Global Select Market to The Nasdaq Capital Market. On September 14, 2023, the Company received a letter from the Staff approving the Company’s application to list its securities on The Nasdaq Capital Market. The Company’s securities were transferred to The Nasdaq Capital Market on September 18, 2023. On September 26, 2023, the Company received a letter from the Staff granting the Company an additional 180 calendar days, or until March 25, 2024, to regain compliance with the Bid Price Requirement.

On March 22, 2024, the Company received a letter from the Staff confirming that, based upon the closing bid price of the Common Stock from March 8 to March 22, 2024 being at $1.00 per share or greater, the Company has regained compliance with Nasdaq’s listing rules and that the Bid Price Requirement matter has been closed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Executive Chair and Chief Executive Officer, ("CEO") and Chief Financial Officer ("CFO") has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. We have established and currently maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on an evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.
Management’s Report on Internal Control Over Financial Reporting
Management, under the supervision of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, under the supervision of our CEO and CFO, evaluated the design and operating effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 COSO framework"). Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2023.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2023, no director or officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

The following table sets forth the director class, name, age as of March 30, 2024, and other information for each member of our Board:

Name	Class	Age	Position	Director Since	Current Term Expires
Tony Aquila	III	59	Chief Executive Officer and Executive Chair of the Board	2020	2026
Thomas Dattilo	II	72	Lead Independent Director	2020	2025
James Chen	I	58	Director	2024	2024
Foster Chiang	I	41	Director	2020	2024
Deborah Diaz	I	66	Director	2024	2026
Arthur Kingsbury	II	75	Director	2021	2025
Claudia Romo Edelman	II	53	Director	2021	2025
Debra von Storch	I	64	Director	2021	2024

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

James Chen. Mr. Chen is currently a shareholder at the law firm of Babst, Calland, Clements and Zomnir, P.C. where he leads the firm’s Transportation Technology & Energy practice. From 2018 to 2023, Mr. Chen served as Vice President of Public Policy & Chief Regulatory Counsel for Rivian Automotive, Inc. From 2010 to 2016, Mr. Chen served as Director of Public Policy & Associate General Counsel and subsequently as Vice President of Regulatory Affairs & Deputy General Counsel for Tesla, Inc. Mr. Chen transitioned to the alternative energy and transportation space from nearly two decades as a prominent Washington, D.C. attorney – first as a partner in the environmental practice at Hogan Lovells LLP and later as a partner at Crowell & Moring LLP where he was the co-chair of the firm’s Product Risk Management Group. From 1991 to 1996, Mr. Chen served as an attorney for the U.S. Environmental Protection Agency’s Office of Enforcement. Mr. Chen is a graduate of Case Western Reserve University School of Law and has a bachelor’s degree in psychology from the State University of New York at Buffalo.

Mr. Chen is qualified to serve on the Board based on his business, legal and regulatory experience as an executive of publicly listed companies and partner at prominent law firms.

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

Deborah Diaz. Ms. Diaz has served as Chief Executive Officer of Catalyst ADV, a technology and strategic growth advisory firm since 2016. Previously, Ms. Diaz served as Chief Technology Officer and Deputy Chief Information Officer at the National Aeronautics and Space Administration (NASA) responsible for global system infrastructure, investment oversight, risk management, data management, innovation and technology infusion from 2009 to 2016. Since 2020, Ms. Diaz has served as an independent board director, member of the Audit, Nominating and Governance and Enterprise Risk Management committees of Primis Financial Corp. Ms. Diaz has also served as an independent board director, member of the Audit committee, and Chair of the Nominating and Governance committee of Archer Aviation Inc. since 2021. Since 2023, Ms. Diaz has served as an independent board director of ZeroAvia. Ms. Diaz is a graduate of the Sloan School of Management at Massachusetts Institute of Technology and she received an MBA in international business at Colorado State University.

Ms. Diaz is qualified to serve on the Board based on her experience as a director to private and public companies, including committee service on audit and governance committees, her extensive leadership experience in the public sector, and her management experience and educational background.

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

Executive Officers

Below is a list of the names, ages, positions and a brief account of the business experience of the individuals who serve as executive officers of the Company as of March 30, 2024:

Name	Age	Position

Tony Aquila	59	Chief Executive Officer and Executive Chair of the Board
Greg Ethridge	47	Chief Financial Officer
Ramesh Murthy	45	Senior Vice President Finance, Chief Accounting Officer
Hector Ruiz	43	General Counsel and Corporate Secretary

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

Greg Ethridge. On August 28, 2023, the Company announced that Mr. Ethridge was appointed as the Company’s Chief Financial Officer. Prior to his appointment as Chief Financial Officer of the Company, Mr. Ethridge served as a member of the Company’s Board of Directors from December 2020 to December 31, 2023, and, prior to this, served as President, Chief Operating Officer, and a director of Hennessy Capital Investment Corp. V from January 2021 to December 2022 and President, Chief Operating Officer, and a director of Hennessy Capital Acquisition Corp. IV from will continue to serve as a member of HCVI’s board of directors. He served as Chairman of Motorsports Aftermarket Group, a designer, manufacturer, marketer and distributor of aftermarket parts, apparel and accessories for the motorcycle and power sports industry from June 2019 through December 2023. He previously served as President of Matlin & Partners Acquisition Corporation from January 2017 to November 2018, at which time it merged with U.S. Well Services, LLC to become U.S. Well Services, Inc., a growth and technology-oriented oilfield service company focused exclusively on hydraulic fracturing which was subsequently sold to ProFrac Holding Corp. (NASDAQ: ACDC) in November 2022. He also served as Senior Partner of MatlinPatterson Global Advisers LLC, or MatlinPatterson, from January 2009 to December 2019. Mr. Ethridge holds a BBA and a Masters in Accounting from The University of Texas at Austin.

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

Audit Committee

Our Audit Committee currently consists of Arthur Kingsbury, Thomas Dattilo and Debra von Storch. The Board has determined that each of the members of the Audit Committee satisfy the independence requirements of Nasdaq and Rule 10A-3 under the Exchange Act. Each member of the Audit Committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the Board examined each Audit Committee member’s scope of experience and the nature of their prior and/or current employment. Arthur Kingsbury serves as the chair of the Audit Committee.

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
Our named executive officers for the year ended December 31, 2023, consisting of our principal executive officer, our two other most highly compensated executive officers as of December 31, 2023 who were serving as executive officers as of such date, and former executive officer were:

•Tony Aquila — Executive Chair and Chief Executive Officer ("CEO")
•Josette Sheeran(1) — President, Board Member
•Greg Ethridge(2) — Chief Financial Officer, Board Member
•Kenneth Manget(3) — Chief Financial Officer

(1) Ms. Sheeran resigned as President and Board Member on February 5, 2024.
(2) Mr. Ethridge was appointed as CFO on August 28, 2023 and resigned as a Board Member on December 31, 2023.

(3) Mr. Manget served as CFO from January 26, 2023 to August 26, 2023.

Mr. Aquila has been a substantial investor in Canoo since August 2020 through his sustainable investment fund, AFV Partners. Based on his extensive experience in growing companies and achieving significantly positive shareholder value outcomes, Mr. Aquila was appointed Executive Chair of the Board in November 2020. In April 2021, the Board determined that Canoo's business and shareholder success would be best served by placing Tony Aquila in the full-time CEO role for the company.

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

Mr. Ethridge joined Canoo originally as a Board member in December 2020 and was appointed Chief Financial Officer on August 28, 2023. Mr. Ethridge has over 20 years of experience in capital markets and corporate finance.

Mr. Manget served as the Company's Chief Financial Officer from January 26, 2023 to August 26, 2023.

Executive Compensation Philosophy

Our Compensation Committee is responsible for reviewing, overseeing, and approving Canoo’s overall compensation strategy. Canoo continues to invest heavily in attracting, retaining and motivating an experienced and highly driven leadership team. Our current executive compensation philosophy is focused on a two-pronged approach:

•Developing compensation practices that support long-term business success:

◦Attracting and motivating top tier talent that can deliver on highly aggressive performance goals;

◦Managing executive compensation-related cash outlays responsibly; and

◦Encouraging achievement of near-term milestones that set the stage for future shareholder success.

•Incentivizing long-term positive business outcomes that deliver outstanding shareholder value:

◦Aligning long-term executive pay with shareholder outcomes through equity awards; and

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
Base Salary

Base salary is set at a level that is intended to reflect the executive’s duties, authorities, contributions, prior experience, and performance. In keeping with our objective to limit cash outlays, no increases were made to the base salaries of our named executive officers in 2023.

Bonus

Mr. Aquila is not eligible to receive an annual bonus award. Pursuant to the offers of employment for Ms. Sheeran, Mr. Manget and Mr. Ethridge, each is eligible to receive an annual target bonus opportunity of 100% of base salary, subject to a maximum bonus opportunity of 200% of base salary. No bonuses were paid to our name executive officers in 2023, which reflects our objectives of responsibly managing cash outlays and aligning pay with shareholder outcomes.

Stock Awards

The Compensation Committee is focused on aligning the majority of our named executive officers’ compensation directly with shareholder value through equity awards. These awards include performance-based restricted stock units (“PSUs”) that vest based on the achievement of operational performance milestones for Mr. Aquila, PSUs that vest based on stock price hurdles for Mr. Aquila, and restricted stock units that vest over time (“RSUs”) for all of our named executive officers. We believe these awards advance our business strategy as follows:

•PSUs with operational milestones are aligned with the nearer-term mission. Vesting contingent on operational milestones rewards the named executive officers only if the mission is completed within a set timeframe.
•PSUs with stock price hurdles and RSUs reward creation of shareholder value. These awards are aligned with shareholders in that the value of PSUs and RSUs increase or decrease in value based on Canoo’s stock price.
•PSUs and RSUs encourage favorable long-term shareholder outcomes. Standard RSU vesting terms are 25% vest one-year after vesting commencement date and then 6.25% quarterly thereafter. PSUs are also subject to time-based vesting conditions even after performance objectives have been achieved.

The equity awards granted to named executive officers in 2023 and in prior years reflect our objectives of supporting long-term business success and aligning pay with shareholder outcomes.

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

2023 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2023 and December 31, 2022.

Name	Year(1)	Salary ($)		Bonus ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Tony Aquila	2023	500,000	(3)	—	4,867,470	—	—	5,367,470
Executive Chair and CEO	2022	500,000	(3)	—	3,424,000	—	—	3,924,000
Josette Sheeran	2023	489,831		—	—	—	—	489,831
President, Board Member	2022	490,000		—	—	—	—	490,000
Greg Ethridge(4)	2023	225,805		—	378,000	—	—	603,805
Chief Financial Officer
Ken Manget(5)	2023	245,000		—	774,000	—	—	1,019,000
Chief Financial Officer
(1) Mr. Ethridge and Mr. Manget were not a named executive officers in 2022; accordingly, the Summary Compensation Table includes only fiscal year 2023 compensation with respect to Mr. Ethridge and Mr. Manget.
(2) The amount disclosed represents the aggregate grant date fair value of stock awards computed in accordance with ASC Topic 718. This amount does not reflect the actual economic value that may be realized by the named executive officer, which will depend on factors including the continued service of the named executive officer and the future value of our stock. For the RSUs, the grant date fair value is based on the closing price of our common stock on the date of grant. The grant date fair values do not take into account any estimated forfeitures related to service-vesting conditions. The assumptions used in calculating the grant date fair value of such RSUs granted in 2023 are set forth in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2023.
(3) Mr. Aquila receives a base salary of $500,000, defined as part of his Executive Chair compensation package approved by the board of Legacy Canoo in November 2020 prior to the IPO (with no adjustment made upon his transition to the CEO role), and no other cash compensation.
(4) Mr. Ethridge was appointed as CFO on August 28, 2023 and resigned as a Board Member on December 31, 2023.
(5) Mr. Manget served as CFO from January 26, 2023 to August 26, 2023.

Disclosure to Summary Compensation Table

For 2023, the compensation programs for our named executive officers consisted of base salary and incentive compensation delivered in the form of equity awards, which consisted of RSUs.

Base Salary

Mr. Aquila receives a limited base salary of $500,000, defined as part of his Executive Chair compensation package approved by the board of Legacy Canoo in November 2020 prior to the IPO (with no adjustment made upon his transition to the CEO role). During 2023, Ms. Sheeran received a base salary of $490,000. Upon his appointment to CFO on August 28, 2023, Mr. Ethridge received a base salary of $490,000. During his tenure as CFO from January 26, 2023 to August 25, 2023, Mr. Manget received a base salary of $490,000. We did not make any increases to the named executive officer base salaries in 2023.

Cash Bonus

We did not pay any cash bonuses to our named executive officers in 2023.

Stock Awards

Tony Aquila

On May 5, 2023, the Board granted Mr. Aquila an award of 6,884,682 RSUs. These awards vest on May 5, 2024, subject to continuous service.

Ken Manget

On July 6, 2023, the Board granted Mr. Manget 1,500,000 RSUs in connection with his appointment to CFO of the Company. Twenty-five percent of the RSUs will vest on March 15, 2024, and the remainder of the award will vest in equal increments each quarter thereafter on the fifteenth day of the month, with each vesting event subject to Mr. Manget's continuous service through each such date.

Greg Ethridge

On December 20, 2023, the Board granted Mr. Ethridge 1,500,000 RSUs in connection with his appointment to CFO of the Company. Twenty-five percent of the RSUs will vest on September 15, 2024, and the remainder of the award will vest in equal increments each quarter thereafter on the fifteenth day of the month, with each vesting event subject to Mr. Ethridge's continuous service through each such date.

Agreements with our Named Executive Officers and Potential Payments upon Termination of Employment or Change in Control

During 2023, we maintained agreements with Mr. Aquila, Ms. Sheeran, Mr. Manget, and Mr. Ethridge, each as summarized below.

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

Since his appointment to CEO, Mr. Aquila has not receive additional cash compensation in connection with his role as CEO.

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

During 2023, Ms. Sheeran continued to serve as a member of the Company’s Board but did not receive any additional board compensation.

Ken Manget

In connection with his appointment as Chief Financial Officer of the Company, Mr. Manget entered into an offer of employment letter, dated as of January 26, 2023 (the "Manget Offer Letter”), with the Company. Pursuant to the Manget Offer Letter, Mr. Manget will be entitled to receive (a) an annual base salary of $490,000, (b) an annual target bonus opportunity of 100% of base salary, subject to a maximum bonus opportunity of 200% of base salary, (c) a relocation allowance of $150,000, which amount must be repaid by Mr. Manget in the event his employment with the Company or its subsidiaries terminates prior to the first anniversary of the date he relocates to the Dallas-Fort Worth metropolitan area in Texas, and (d) a time-based restricted stock unit award (the “Manget RSU Award”) equal to 1,500,000 shares of the Company’s common stock on the applicable grant date, which award will vest based on the Company’s standard time-vesting schedule. In the event of Mr. Manget’s termination by the Company or its subsidiaries without “cause”, he will be entitled to receive 12 months of (i) base salary, (ii) continued vesting of the RSU Award, and (iii) continued healthcare benefits.

Greg Ethridge

In connection with his appointment as Chief Financial Officer of the Company, Mr. Ethridge entered into an offer of employment letter, dated as of August 27, 2023 (the “Ethridge Offer Letter”), with the Company. Pursuant to the Ethridge Offer Letter, Mr. Ethridge will be entitled to receive (a) an annual base salary of $490,000, (b) an annual target bonus opportunity of 100% of base salary, subject to a maximum bonus opportunity of 200% of base salary, and (c) a time-based restricted stock unit award (the “RSU Award”) equal to 1,500,000 shares of the Company’s common stock on the applicable grant date, which award will vest based on the Company’s standard four-year time-vesting schedule. In the event of Mr. Ethridge’s termination by the Company or its subsidiaries without “cause” or if Mr. Ethridge leaves for “good reason” (each as defined under the Ethridge Offer Letter), he will be entitled to receive 12 months of (i) base salary, (ii) continued vesting of the RSU Award, and (iii) continued healthcare benefits.

Outstanding Equity Awards at 2023 Year End

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2023.

Name	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)
Tony Aquila	—		—	2,000,000	(1)	514,400
	—		—	1,853,828	(2)	476,805
	—		—	6,000,000	(3)	1,543,200
	6,884,682	(4)	1,770,740	—		—
Josette Sheeran	642,438	(5)	165,235	—		—
Ken Manget	1,500,000	(6)	385,800	—		—
Greg Ethridge	1,500,000	(7)	385,800	—		—
(1) The PSUs will vest based on (A) performance in one-third increments upon the achievement of each of the following price hurdles during the five-year period beginning October 19, 2020: (i) the stock price equals or exceeds $20, (ii) the stock price equals or exceeds $25, and (iii) the stock price equals or exceeds $30; and (B) on continuous service through October 19, 2023. Both (A) and (B) must be satisfied on or before October 19, 2025 in order for the PSUs to vest.
(2) 400,000 of the PSUs subject to the award will vest based on achievement of stock price milestones over a performance period beginning May 14, 2021 and ending on May 14, 2024, subject to continued service through the applicable vesting dates. 150,000 of the PSUs subject to the award will vest based on achievement of operational milestones over a performance period beginning May 14, 2021 and ending on May 14, 2024, subject to continued service through the applicable vesting dates. 1,303,828 of the PSUs subject to the award will vest upon the achievement of a $20 per-share price prior to May 14, 2024. The number reflected above represents the maximum number of PSUs that could pay out pursuant to the award based on achieving the applicable performance goals.
(3) The PSUs subject to the award will vest upon achievement of specified stock price milestones over a five-year performance period ending November 4, 2026, subject to continued service through the applicable vesting date.
(4) 100% of the RSUs subject to the award will vest on May 5, 2024, subject to continued service through the applicable vesting date.
(5) Twenty-five percent of the RSUs will vest on August 15, 2022, and the remainder of the award will vest in equal increments each quarter thereafter on the fifteenth day of the month, subject to continued service through each such date.
(6) Twenty-five percent of the RSUs will vest on March 15, 2023, and the remainder of the award will vest in equal increments each quarter thereafter on the fifteenth day of the month, subject to continued service through each such date.
(7) Twenty-five percent of the RSUs will vest on September 15, 2024, and the remainder of the award will vest in equal increments each quarter thereafter on the fifteenth day of the month, subject to continued service through each such date.

Pay Versus Performance
As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation S-K (the “PvP Rules”), we are providing the following information about the relationship between the compensation actually paid to our principal executive officer (“PEO”) and our other named executive officers (“NEOs”) and certain aspects of our financial performance

Year	Summary Compensation Table Total for Mr. Aquila ($) (1)	Compensation Actually Paid to Mr. Aquila (1)(2)	Summary Compensation Table Total for Mr. Kranz ($) (1)	Summary Compensation Table Total for Mr. Kranz ($) (1)	Average Summary Compensation Table Total for Non-PEO NEOs (1)	Average Compensation Actually Paid to Non-PEO NEOs (1)(2)	Total Shareholder Return: Value of Initial $100 Investment (3)	Net Income ($M)
2023	$5,367,470	$(3,912,166)	-	-	$704,212	$278,542	$2	$(302)
2022	$3,924,000	$(34,198,930)	-	-	$1,294,999	$(3,932,000)	$9	$(488)
2021	$44,613,958	$19,335,832	$216,809	$(32,402,321)	$6,811,218	$6,430,833	$56	$(347)
(1) The following individuals served as or Principal Executive Officer (“PEO”) and are our other Named Executive Officers (“NEOs”) for the covered fiscal years:

Year	PEO(s)	Non-PEO NEOS
2023	Tony Aquila	Josette Sheeran, Greg Ethridge, Ken Manget
2022	Tony Aquila	Ramesh Murthy, Josette Sheeran
2021	Tony Aquila and Uli Kranz	Peter Savagian, Josette Sheeran
(2)Amounts reported in these columns represent the compensation actually paid to our PEO and Non-PEO NEOs for the indicated fiscal year, as calculated under Item 402(v) of Regulation S-K based on their total compensation reported in the Summary Compensation Table for 2023 and adjusted as shown in the tables below:

		PEO	Other Non-PEO NEO Avg.
	Summary Compensation Table - Total Compensation	$5,367,470	$704,212
-	Grant Date Fair Value of Stock Awards and Option Awards Granted in Fiscal Year	4,867,470	384,000
+	Fair Value at Fiscal Year End of Outstanding and Unvested Stock Awards and Option Awards Granted in Fiscal Year	1,770,737	257,198
+	Change in Fair Value of Outstanding and Unvested Stock Awards and Option Awards Granted in Prior Fiscal Years	(4,926,760)	(208,305)
+	Fair Value at Vesting of Stock Awards and Option Awards Granted in Fiscal Year That Vested During Fiscal Year	—	—
+	Change in Fair Value as of Vesting Date of Stock Awards and Option Awards Granted in Prior Fiscal Years For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	(1,256,143)	(90,562)
-	Fair Value as of Prior Fiscal Year End of Stock Awards and Option Awards Granted in Prior Fiscal Years That Failed to Meet Applicable Vesting Conditions During Fiscal Year	—	—
	Compensation Actually Paid	$(3,912,166)	$278,542

Equity Award values are calculated in accordance with FASB ASC Topic 718, and the valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant. For information on the calculation of “compensation actually paid” for 2021 and 2022, please see the “pay versus performance” disclosure in our 2023 definitive proxy statement.
(3) Pursuant to Item 402(v) of Regulation S-K, the comparison assumes $100 was invested in our common stock on December 31, 2020, using the closing stock price on that date.

Pay Versus Performance Relationship

“Compensation actually paid,” as calculated per SEC Item 402(v) of Regulation S-K, reflects cash compensation actually paid as well as changes to the fair values of equity awards during the years shown in the table based on year-end or vesting date stock prices, and various accounting valuation assumptions. Due to how CAP is calculated, the CAP as reported for each year does not reflect the actual amounts earned by our NEOs from their equity awards. CAP generally fluctuates annually due to the change in our stock price from year to year as well as varying levels of actual achievement of performance goals. See the ‘Item 11: Executive Compensation’ section for a description of how our compensation committee assesses the relationship between executive compensation and performance.

Below are graphs showing the relationship of “Compensation Actually Paid” to our PEO and non-PEO NEOs for our fiscal years 2021, 2022, and 2023 to (1) TSR of our common stock and (2) our net income.

2023 Director Compensation
The following table contains information concerning the compensation of our non-employee directors in fiscal year 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Foster Chiang	85,000	200,000	—	285,000
Thomas Dattilo	195,000	200,000	—	395,000
Greg Ethridge(2)	55,666	—	—	55,666
Claudia Romo Edelman	85,000	200,000	—	285,000
Arthur Kingsbury	115,000	200,000	—	315,000
Rainer Schmueckle	115,000	200,000	—	315,000
Debra von Storch	130,000	200,000	—	330,000
(1) In November 2023, each non-employee director received grants in connection with Board service of 326,051 RSUs, with an aggregate value per director of $200,000 based on the 30-day VWAP through August 15, 2023 for our Common Stock.
(2) Mr. Ethridge was appointed Chief Financial Officer of the Company in August 2023. Amounts included in the above table reflect amounts earned or paid prior to his appointment as Chief Financial Officer.
Non-Employee Director Compensation Policy
Our policy is to reimburse directors for reasonable and necessary out-of-pocket expenses incurred in connection with attending Board and committee meetings or performing other services in their capacities as directors.

In March 2021, amended in November 2021 to, among other things, add an annual cash retainer for services in the role of lead independent direct, and subsequently amended in November 2023 to, among other things, provide that the annual equity award be payable on July 15th of every year with the number of RSUs to be determined by dividing the annual equity award dollar value by the 30-day VWAP through July 15th, rounded down to the nearest whole share, our Board approved the following cash and equity compensation for each of our current non-employee directors:

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

•an initial equity award with a value of $275,000 in the aggregate, comprised of 100% RSUs, vesting in full on the first anniversary of a specified vesting commencement date, which shall be the fifteenth day of the calendar month that occurs prior to the beginning of the non-employee director’s service on the Board (or if such date is not a business day, the first business day thereafter), subject to the non-employee director’s continued service with us through such vesting date, except if the non-employee director remains in continued service as of, or immediately prior to, a change in control, the shares subject to his or her then-outstanding equity awards that were granted pursuant to this policy will become fully vested immediately prior to such change in control; and

•an annual equity award with a value of $200,000 in the aggregate, payable on July 15th of every year, comprised of 100% RSUs, with the number of RSUs determined by dividing the dollar value by the 30-day VWAP through July 15th rounded down to the nearest whole share, vesting in full on the first anniversary of the grant date, subject to the non-employee director’s continued service with us through the applicable vesting date, except if the non-employee director remains in continued service as of, or immediately prior to, a change in control, the shares subject to his or her then-outstanding equity awards that were granted pursuant to this policy will become fully vested immediately prior to such change in control.

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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Common Stock as of March 25, 2024 for:

•each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of the Common Stock;
•each current named executive officer and director of the Company; and
•all current executive officers and directors of the Company, as a group

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The percentages of beneficial ownership are based on 64,397,326 shares of common stock outstanding as of March 25, 2024.

Common stock subject to options or RSUs that are currently exercisable or will vest within 60 days of March 25, 2024 are deemed to be outstanding and beneficially owned by the person holding the options or RSUs. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each shareholder identified in the table possesses sole voting and investment power over all common stock shown as beneficially owned by the shareholder.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock %
Directors and Named Executive Officers:
Tony Aquila(2)	5,511,417	8.56%
Foster Chiang	4,055	*
Thomas Dattilo	7,968	*
Greg Ethridge	19,453	*
Arthur Kingsbury	4,055	*
Claudia Romo Edelman	4,055	*
Debra von Storch	4,055	*
James Chen	—	*
Deborah Diaz	—	*
All Directors and Executive Officers of the Company as a Group (9 Individuals)	5,555,058	8.63%
Five Percent Holders:
Entities affiliated with AFV Management Advisors LLC(3)	3,477,674	5.40%
* Less than one percent.

(1) Unless otherwise noted, the business address of those listed in the table above is 19951 Mariner Avenue, Torrance, California 90503.
(2) Consists of (i) 2,033,743 shares of Common Stock held by Tony Aquila, which number includes 1,712,294 RSUs that vest within 60 days of March 25, 2024, (ii) 543,886 shares of Common Stock held by AFV Partners SPV-4 LLC, a Delaware limited liability company (“AFV-4”), (iii) 1,533,620 shares of Common Stock held by AFV Partners SPV-7 LLC, a Delaware limited liability company (“AFV-7”), (iv) 150,000 shares of Common Stock held by AFV Partners SPV-7/A LLC, a Delaware limited liability company (“AFV-7/A”), (v) 195,848 shares of Common Stock held by AFV Partners SPV-10 LLC, a Delaware limited liability company (“AFV-10”), (vi) 405,732 shares of Common Stock held by AFV Partners SPV-10/A LLC, a Delaware limited liability company (“AFV-10/A”), (vii) 304,299 shares of Common Stock held by AFV Partners SPV-10/B LLC, a Delaware limited liability company (“AFV-10/B”), (viii) 243,439 shares of Common Stock held by AFV Partners SPV-10/C LLC, a Delaware limited liability company (“AFV-10/C”), and (ix) 100,850 shares of Common Stock are held by I-40 OKC Partners LLC, an Oklahoma limited liability company (“I-40 OKC”). AFV Management Advisors LLC, a Delaware limited liability company (“AFV”) is the sole manager and controlling member of AFV-4, AFV-7, AFV-7/A, AFV-10, AFV-10/A, AFV-10/B, AFV-10/C and I-40 OKC. Mr. Aquila is the managing member of AFV, which exercises ultimate voting and investment power with respect to the shares held by AFV-4, AFV-7, AFV-7/A, AFV-10, AFV-10/A, AFV-10/B, AFV-10/C and I-40 OKC. Mr. Aquila may be deemed to hold voting and dispositive power with respect to the securities held indirectly by AFV, and held of record by AFV-4, AFV-7, AFV-7/A, AFV-10, AFV-10/A, AFV-10/B, AFV-10/C and I-40 OKC.
(3) Consists of (i) 543,886 shares of Common Stock held by AFV-4, (ii) 1,533,620 shares of Common Stock held by AFV-7, (iii) 150,000 shares of Common Stock held by AFV-7/A, (iv) 195,848 shares of Common Stock held by AFV-10, (v) 405,732 shares of Common Stock held by AFV-10/A, (vi) 304,299 shares of Common Stock held by AFV-10/B, (vii) 243,439 shares of Common Stock held by AFV-10/C, and (viii) 100,850 shares of Common Stock held by I-40 OKC. AFV is the sole manager and controlling member of AFV-4, AFV-7, AFV-7/A, AFV-10, AFV-10/A, AFV-10/B, AFV-10/C and I-40 OKC. Mr. Aquila is the managing member of AFV, which exercises ultimate voting and investment power with respect to the shares held by AFV-4, AFV-7, AFV-7/A, AFV-10, AFV-10/A, AFV-10/B, AFV-10/C and I-40 OKC. Mr. Aquila may be deemed to hold voting and dispositive power with respect to the securities held indirectly by AFV and held of record by AFV-4, AFV-7, AFV-7/A, AFV-10, AFV-10/A, AFV-10/B, AFV-10/C and I-40 OKC. The business address of AFV-4, AFV-7, AFV-7/A, AFV-10, AFV-10/A, AFV-10/B, AFV-10/C, I-40 OKC and AFV is 2126 Hamilton Road Suite 260, Argyle, Texas 76226.
Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(2)	40,165,114	(3)	$0.01	27,021,581	(4)(5)
Equity compensation plans not approved by security holders	—		—	—
Total	40,165,114		$0.01	27,021,581
(1) The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the 40,076,140 shares issuable upon vesting of outstanding restricted stock unit awards without any cash consideration payable for those shares.
(2) Consists of the 2020 Equity Plan and the Canoo Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”).
(3) Consists of 38,737,025 shares of Common Stock underlying outstanding restricted stock unit awards granted under the 2020 Equity Plan and 1,366,118 shares of Common Stock underlying outstanding stock options and restricted stock unit awards previously granted under the Legacy Canoo 2018 Share Option and Grant Plan, as assumed by the Company on December 21, 2020 in connection with the Business Combination (the “2018 Equity Plan”). No additional awards may be granted under the 2018 Equity Plan.
(4) Consists of 18,596,828 shares of Common Stock remaining available for issuance under the 2020 Equity Plan and 8,424,753 shares of Common Stock remaining available for issuance under the 2020 ESPP.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Transactions with Related Parties

The following is a summary of transactions for fiscal year 2023 and 2022 which we have been a party, in which the amount involved exceeded or will exceed the lesser of (x) $120,000 or (y) 1% of the average of our total assets at December 31, 2023 and 2022 and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest other than compensation and other arrangements that are described in Item 11 “Executive Compensation and Director Compensation.” We also describe below certain other transactions with our directors, former directors, executive officers and stockholders.

Subscription Agreements

On May 10, 2022, the Company entered into Common Stock Subscription Agreement providing for the purchase of an aggregate of 13.7 million shares of Common Stock at a price of $3.65 per share for an aggregate purchase price of $50.0 million. The purchasers of the shares are special purpose vehicles managed by entities affiliated with Mr. Aquila. The closing of the May 2022 PIPE occurred on May 20, 2022.
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
On June 22, 2023, the Company entered into a Common Stock and Common Warrant Subscription Agreement with certain special purpose vehicles managed by entities affiliated with Mr. Aquila. The Subscription Agreement provides for the sale and issuance by the Company of 16.3 million shares of the Company’s Common Stock, together with warrants to purchase up to 16.3 million shares of Common Stock at a combined purchase price of $0.54 per share and accompanying warrants. The total net proceeds from the transaction was $8.8 million.

On August 4, 2023, the Company entered into a Common Stock and Common Warrant Subscription Agreement with certain special purpose vehicles managed by entities affiliated with Mr. Aquila. The Subscription Agreement provides for the sale and issuance by the Company of 5.6 million shares of the Company’s Common Stock, together with warrants to purchase up to 5.6 million shares of Common Stock at a combined purchase price of $0.54 per share and accompanying warrants. The total net proceeds from the transaction was $3.0 million.

Related Party Leases

On January 31, 2023, the Company entered into a real estate lease for an approximately 8,000 square foot facility in Justin, Texas with an entity owned by Tony Aquila, Executive Chair and Chief Executive Officer of the Company. The initial lease term is three years, five months, commencing on November 1, 2022 and terminating on March 31, 2026, with one option to extend the term of the lease for an additional five years. Prior to execution, the contract was a month-to-month arrangement.
On November 9, 2022, the Company entered into a PSA with Terex for the purchase of approximately 630,000 square foot vehicle manufacturing facility on approximately 121 acres in Oklahoma City, Oklahoma. On April 7, 2023, pursuant to the assignment of real estate purchase agreement, the Company assigned the right to purchase the Property to I-40 Partners, a special purpose vehicle managed by entities affiliated with the CEO. The Company then entered into a lease agreement with I-40 Partners commencing April 7, 2023. The lease term is approximately ten years with a five year renewal option and the minimum aggregate lease payment over the initial term is expected to be approximately $44.3 million, which includes equity portion of rent composed of $1.5 million fully vested non-refundable shares. Refer to Note 16 on warrants issued in conjunction with this lease.

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

Other Transactions

Mr. Aquila, through an entity owned and controlled by him (Aquila Family Ventures, LLC (“AFV”)), owns a personal aircraft that was acquired without our resources, which aircraft he uses for business travel. We reimburse Mr. Aquila for certain costs and third-party payments associated with the use of his personal aircraft for Company-related business travel, excluding certain incidental fees and expenses. We incurred approximately $1.7 million and $1.3 million for such reimbursements for the years ended December 31, 2023 and 2022, respectively. In addition, certain AFV staff provided the Company with shared services support in its Justin, Texas corporate office facility. For the years ended December 31, 2023 and 2022, the Company incurred approximately $1.7 million and $1.1 million, respectively, for these services.

During the year ended December 31, 2022, the Company incurred approximately $0.8 million for the usage and purchase of certain transport trucks and trailers with an entity controlled by the Executive Chair and Chief Executive Officer of the Company. No such expenses were incurred during the year ended December 31, 2023.

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

In considering related-person transactions, our audit committee takes into account the relevant available facts and circumstances, which may include, but are not limited to:

•the risk, cost and benefits to us;

•the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•the terms of the transaction; and

•the availability of other sources for comparable services or products.

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

Indemnification

Our Certificate of Incorporation eliminates our directors’ liability for monetary damages to the fullest extent permitted by applicable law. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

•for any transaction from which the director derives an improper personal benefit;

•or any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•or any unlawful payment of dividends or redemption of shares; or

•for any breach of a director’s duty of loyalty to the corporation or its stockholders.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, our Board has affirmatively determined that each of the directors on the Board other than Tony Aquila are independent directors within the meaning of the applicable Nasdaq listing standards. In making this determination, our Board found that none of these directors had a material or other disqualifying relationship with our company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees and Services
The following table summarizes the aggregate fees for professional audit services and other services rendered by Deloitte & Touche LLP for the years ended December 31, 2023 and 2022.

	2023(4)	2022(5)
Audit Fees(1)	$1,579,572	$1,806,630
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees	1,895	3,790
Total	$1,581,467	$1,810,420
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
(4) Represent fees billed by Deloitte for professional services rendered for the review of the financial information included in our Forms 10-Q for the respective periods, the audit of our consolidated financial statements for the year ended December 31, 2023 and other required filings with the SEC through December 31, 2023.
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
3.4
Certificate of Amendment, dated October 6, 2023, to the Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2023).

3.5
Certificate of Designation of the Company for the 7.5% Series B Cumulative Perpetual Redeemable Preferred Stock, dated October 12, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023).

3.6
Certificate of Amendment, dated March 7, 2024, to the Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2024).

4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2023).
4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2023).
4.3	Form of Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2023).
4.4	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2023).
4.5	Form of Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2023).
4.6	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2023).
4.7	Form of Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023).
4.8	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023).
4.9	Form of Convertible Debentures (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2023).
4.10	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2023).

4.11	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2023).
4.12	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).
4.13	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).
4.14
Warrant Agreement, dated February 28, 2019, by and between Hennessy Capital Acquisition Corp. IV and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 filed on Hennessy Capital Acquisition Corp. IV’s Current Report on Form 8-K filed with the SEC on March 6, 2019).

4.15	Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2023).
4.16	Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2023).
4.17	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022).
10.1
Supplemental Agreement, dated December 31, 2022, by and between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2023).

10.2
Supplemental Agreement, dated September 11, 2023, by and between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2023).

10.3
Supplemental Agreement, dated November 21, 2023, by and between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2023).

10.4
Supplemental Agreement, dated December 20, 2023, by and between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2023).

10.5
Securities Purchase Agreement, dated April 24, 2023, by and between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2023).

10.6
Securities Purchase Agreement, dated June 30, 2023, by and between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2023).

10.7
Securities Purchase Agreement, dated August 2, 2023, by and between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023).

10.8
Securities Purchase Agreement, dated September 26, 2023, by and between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2023).

10.9	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2023).
10.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2023).
10.11
Placement Agency Agreement, dated February 5, 2023, by and between the Company and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2023).

10.12	Form of Common Stock and Common Warrant Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2023).
10.13
Lease Agreement, dated April 7, 2023, by and between I-40 OKC Partners LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2023).

10.14
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

10.16#	Canoo Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 25, 2020).
10.17#	Canoo Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 25, 2020).
10.18#
Canoo Inc. 2018 Stock Option and Grant Plan and forms of Stock Option Grant Notices, Exercise Notice, Stock Option Agreement, Nonstatutory Stock Option Agreement and Restricted Stock Agreement (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed with the SEC on February 24, 2021)

10.19#
Forms of Stock Option Grant Notice and Stock Option Agreement under the Canoo Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 24, 2021).

10.20#
Forms of RSU Award Grant Notice and RSU Award Agreement under the Canoo Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on February 24, 2021).

10.21#
Form of RSU Award Grant Notice and RSU Award Agreement (Alternate) under the Canoo Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021).

10.22#
Chief Executive Officer RSU Award Agreement between the Company and Anthony Aquila, dated April 21, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021).

10.23#
Executive Chairman RSU Award Agreement (Public Company RSUs), dated as of May 14, 2021, between the Company and Anthony Aquila (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021).

10.24#
Executive Chairman PSU Award Agreement (Public Company PSUs), dated as of May 14, 2021, between the Company and Anthony Aquila (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2021).

10.25#
Offer Letter, dated January 26, 2023, by and between the Company and Ken Manget (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2023).

10.26#
Offer Letter, dated August 27, 2023, by and between the Company and Greg Ethridge (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2023).

10.27#
Letter agreement between Canoo Holdings Ltd. and Anthony Aquila, dated November 25, 2020 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed with the SEC on November 25, 2020).

10.28†
Sales Agreement, effective October 15, 2021, between Panasonic Industrial Devices Sales Company of America, SANYO Electric Co., Ltd and Canoo Technologies Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022).

10.29†#
Amendment to Sales Agreement, effective March 1, 2023, by and among Panasonic Industrial Devices Sales Company of America, Division of Panasonic Corporation of North America, SANYO Electric Co., Ltd., and Canoo Technologies Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2023).

19.1	Insider Trading Policy.
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm of Canoo Inc.
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

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
97.1	Clawback Policy
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2024.

CANOO INC.

By:	/s/ Tony Aquila
Tony Aquila
Chief Executive Officer and Executive Chair of the Board
(Principal Executive Officer)

By:	/s/ Greg Ethridge
Greg Ethridge
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Ramesh Murthy
Ramesh Murthy
Senior Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Tony Aquila	Chief Executive Officer and Executive Chair of the Board	April 1, 2024
Tony Aquila	(Principal Executive Officer)

/s/ Greg Ethridge	Chief Financial Officer	April 1, 2024
Greg Ethridge	(Principal Financial Officer)

/s/ Ramesh Murthy	Senior Vice President, Finance and Chief Accounting Officer	April 1, 2024
Ramesh Murthy	(Principal Accounting Officer)

/s/ Foster Chiang	Director	April 1, 2024
Foster Chiang

/s/ Thomas Dattilo	Director	April 1, 2024
Thomas Dattilo

/s/ Claudia Romo Edelman	Director	April 1, 2024
Claudia Romo Edelman

/s/ Arthur Kingsbury	Director	April 1, 2024
Arthur Kingsbury

/s/ Debra von Storch	Director	April 1, 2024
Debra von Storch

/s/ James Chen	Director	April 1, 2024
James Chen

/s/ Deborah Diaz	Director	April 1, 2024
Deborah Diaz