Form 10-Q
period 2024-03-31
Canoo Inc.
filed 2024-05-15
CIK 1750153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
__________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 001-38824
___________________________________________________
CANOO INC.
(Exact name of registrant as specified in its charter)
___________________________________________________

Delaware	83-1476189
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19951 Mariner Avenue, Torrance, California	90503
(Address of Principal Executive Offices)	(Zip code)
(424) 271-2144
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	GOEV	The Nasdaq Capital Market
Warrants to purchase shares of Common Stock	GOEVW	The Nasdaq Capital Market
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

As of May 14, 2024, there were 68,567,495 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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
•In connection with each of our previous six Form 10-Qs (beginning with the quarter ended March 31, 2022) and each of our previous two Form 10-Ks, our management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern.
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
These statements are subject to known and unknown risks, uncertainties, and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements, including those described under the section "Summary of Risk Factors" and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024. Given such risks and uncertainties, you should not place undue reliance on forward-looking statements.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CANOO INC. Condensed Consolidated Balance Sheets (in thousands, except par values) (unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$3,656	$6,394
Restricted cash, current	3,986	3,905
Inventory	6,805	6,153
Prepaids and other current assets	17,946	16,099
Total current assets	32,393	32,551
Property and equipment, net	380,740	377,100
Restricted cash, non-current	10,600	10,600
Operating lease right-of-use assets	35,372	36,241
Deferred warrant asset	50,175	50,175
Deferred battery supplier cost	30,000	30,000
Other non-current assets	5,396	5,338
Total assets	$544,676	$542,005

Liabilities and stockholders' equity
Liabilities
Current liabilities
Accounts payable	$67,770	$65,306
Accrued expenses and other current liabilities	65,017	63,901
Convertible debt, current	63,289	51,180
Derivative liability, current	1,604	860
Financing liability, current	3,542	3,200
Total current liabilities	201,222	184,447
Contingent earnout shares liability	15	41
Operating lease liabilities	34,893	35,722
Derivative liability, non-current	15,138	25,919
Financing liability, non-current	28,832	28,910
Warrant liability, non-current	80,314	17,390
Total liabilities	$360,414	$292,429

Commitments and contingencies (Note 11)

Redeemable preferred stock, $0.0001 par value; 10,000 authorized, 45 shares issued and outstanding as of March 31, 2024, and December 31, 2023 respectively.	$6,469	$5,607

Stockholders’ equity
Common stock, $0.0001 par value; 2,000,000 authorized as of March 31, 2024 and December 31, 2023, respectively; 66,406 and 37,591 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively (1)	6	4
Additional paid-in capital (1)	1,770,318	1,725,809
Accumulated deficit	(1,592,531)	(1,481,844)
Total preferred stock and stockholders’ equity	184,262	249,576
Total liabilities, preferred stock and stockholders’ equity	$544,676	$542,005
(1) Periods presented have been adjusted to reflect the 1-for-23 reverse stock split on March 8, 2024. See Note 1- Organization and Basis of Presentation - Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CANOO INC. Condensed Consolidated Statements of Operations (in thousands, except per share values) Three Months Ended March 31, 2024 and 2023 (unaudited)

	Three months ended March 31,
	2024	2023

Revenue	$—	$—
Cost of revenue	—	—
Gross margin	—	—

Operating Expenses
Research and development expenses, excluding depreciation	26,390	47,104
Selling, general and administrative expenses, excluding depreciation	32,868	29,849
Depreciation	3,390	4,575
Total operating expenses	62,648	81,528
Loss from operations	(62,648)	(81,528)

Other (expense) income
Interest expense	(5,624)	(296)
Gain on fair value change in contingent earnout shares liability	26	2,505
(Loss) Gain on fair value change in warrant and derivative liability	(9,471)	17,342
Loss on fair value change in convertible debt	(58,584)	—
Gain (Loss) on extinguishment of debt	24,466	(26,739)
Other income (expense), net	1,148	(2,016)
Loss before income taxes	(110,687)	(90,732)
Provision for income taxes	—	—
Net loss and comprehensive loss attributable to Canoo	$(110,687)	$(90,732)
Less: dividend on redeemable preferred stock	862	—
Less: additional deemed dividend on redeemable preferred stock	—	—
Net loss and comprehensive loss available to common shareholders	$(111,549)	$(90,732)

Per Share Data:
Net loss per share, basic and diluted (1)	$(2.20)	$(4.99)
Weighted-average shares outstanding, basic and diluted (1)	50,746	18,177

(1) Periods presented have been adjusted to reflect the 1-for-23 reverse stock split on March 8, 2024. See Note 1- Organization and Basis of Presentation - Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CANOO INC.

Condensed Consolidated Statement of Redeemable Preferred Stock and Stockholders’ Equity (in thousands) Three Months Ended March 31, 2024 (unaudited)

	Redeemable Preferred Stock		Common stock (1)		Additional paid-in capital (1)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	45	$5,607	37,591	$4	$1,725,809	$(1,481,844)	$249,576
Issuance of shares for restricted stock units vested	—	—	1,892	—	—	—	—
Issuance of shares under employee stock purchase plan	—	—	26	—	79	—	79
Issuance of shares under the PPA	—	—	21,935	2	54,938	—	54,940
Issuance of shares under Convertible Debentures	—	—	4,672	—	22,254	—	22,254
Exchange of YA warrants	—	—	—	—	(43,416)	—	(43,416)
Issuance of shares to vendor for services	—	—	290	—	562	—	562
Accretion of preferred shares	—	862	—	—	(862)	—	—
Stock-based compensation	—	—	—	—	10,954	—	10,954
Net loss and comprehensive loss	—	—	—	—	—	(110,687)	(110,687)
Balance as of March 31, 2024	45	$6,469	66,406	$6	$1,770,318	$(1,592,531)	$184,262
(1) Periods presented have been adjusted to reflect the 1-for-23 reverse stock split on March 8, 2024. See Note 1- Organization and Basis of Presentation - Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CANOO INC.

Condensed Consolidated Statement of Redeemable Preferred Stock and Stockholders’ Equity (in thousands) Three Months Ended March 31, 2023 (unaudited)

	Redeemable Preferred Stock		Common stock (1)		Additional paid-in capital (1)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	15,452	$2	$1,416,394	$(1,179,823)	$236,573
Repurchase of unvested shares - forfeitures	—	—	(1)	—	—	—	—
Issuance of shares for restricted stock units vested	—	—	120	—	—	—	—
Issuance of shares under employee stock purchase plan	—	—	30	—	389	—	389
Vesting of early exercised stock options and restricted stock awards	—	—	—	—	26	—	26
Issuance of shares under the PPA	—	—	2,903	—	64,389	—	64,389
Reclassification of warrant liability to additional paid-in capital	—	—	—	—	19,510	—	19,510
Issuance of shares under SPA, net of offering costs	—	—	2,174	—	10,161	—	10,161
Issuance of warrants to placement agent under SPA	—	—	—	—	1,600	—	1,600
Stock-based compensation	—	—	—	—	9,836	—	9,836
Net loss and comprehensive loss	—	—	—	—	—	(90,732)	(90,732)
Balance as of March 31, 2023	—	$—	20,678	2	1,522,305	(1,270,555)	251,752
(1) Periods presented have been adjusted to reflect the 1-for-23 reverse stock split on March 8, 2024. See Note 1- Organization and Basis of Presentation - Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CANOO INC.

Condensed Consolidated Statements of Cash Flows (in thousands) Three Months Ended March 31, 2024 and 2023 (unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(110,687)	$(90,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,390	4,575
Non-cash operating lease expense	870	821
Stock-based compensation expense	10,954	9,836
Gain on fair value change of contingent earnout shares liability	(26)	(2,505)
Loss (Gain) on fair value change in warrants liability	19,508	(17,342)
Gain on fair value change in derivative liability	(10,037)	—
Loss (Gain) on extinguishment of debt	(24,466)	26,739
Loss on fair value change in convertible debt	58,584	—
Non-cash debt discount	3,142	—
Non-cash interest expense	2,599	503
Other	437	800
Changes in assets and liabilities:
Inventory	(652)	(2,151)
Prepaid expenses and other current assets	(1,847)	(2,102)
Other assets	(58)	(8)
Accounts payable, accrued expenses and other current liabilities	770	4,350
Net cash used in operating activities	(47,519)	(67,216)

Cash flows from investing activities:
Purchases of property and equipment	(4,923)	(18,435)
Net cash used in investing activities	(4,923)	(18,435)

Cash flows from financing activities:
Payment of offering costs	—	(275)
Proceeds from issuance of shares under SEPA agreement	—	50,961
Proceeds from employee stock purchase plan	78	389
Payment made on I-40 lease	(543)	—
Proceeds from PPA, net of issuance costs	83,257	5,001
Repayment of PPAs	(33,007)	—
Net cash provided by financing activities	49,785	56,076
Net decrease in cash, cash equivalents, and restricted cash	(2,657)	(29,575)

Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	20,899	50,615
Cash, cash equivalents, and restricted cash, end of period	$18,242	$21,040

Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents at end of period	$3,656	$6,715
Restricted cash, current at end of period	3,986	3,725
Restricted cash, non-current at end of period	10,600	10,600
Total cash, cash equivalents, and restricted cash at end of period shown in the Condensed Consolidated Statements of Cash Flows	$18,242	$21,040

	Three months ended March 31,
	2024	2023
Supplemental non-cash investing and financing activities
Acquisition of property and equipment included in current liabilities	$57,566	$79,527
Acquisition of property and equipment included in current liabilities during the period	$2,106	$21,956
Offering costs included in current liabilities	$903	$903
Recognition of operating lease right-of-use asset	$—	$272
Issuance of shares for extinguishment of convertible debt under PPA agreement	$54,940	$64,389
Issuance of shares for extinguishment of convertible debt under convertible debenture	$22,254	$—
Exchange of equity classified warrants	$43,416	$—
Accretion on preferred shares	$862	$—
Non-cash settlement of accounts payable	$125	$—
Recognition of warrant liability	$—	$40,000
Reclassification of warrant liability to additional paid in capital	$—	$19,510

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
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company's unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the SEC and accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting. Accordingly, certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited Consolidated Financial Statements. Accordingly, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024 (“Annual Report on Form 10-K”). Results of operations reported for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the Company has made all adjustments necessary to present fairly its Condensed Consolidated Financial Statements for the periods presented. Such adjustments are of a normal, recurring nature. The Company’s financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future.
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

Reverse Stock Split

On February 29, 2024, the Company held a special meeting of its stockholders to approve an amendment to the Company's Second Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company's Common Stock at a reverse stock split ratio ranging from 1:2 to 1:30, and to authorize the Board to determine the timing of the amendment at its discretion at any time, if at all, but in any case prior to the one-year anniversary of the date on which the reverse stock split is approved by the Company’s stockholders. On March 8, 2024, the Company effected a 1-for-23 reverse stock split (the "Reverse Stock Split") of the Company’s Common Stock. As a result of the Reverse Stock Split, every 23 shares of the Company’s issued and outstanding Common Stock as of 8:00 a.m. (Eastern Time) on March 8, 2024 was automatically combined into one issued and outstanding share of Common Stock, with no change in par value per share. No fractional shares of Common Stock were issued as a result of the Reverse Stock Split. Any fractional shares in connection with the Reverse Stock Split were rounded down to the nearest whole share and cash payments were made to the stockholders. The Reverse Stock Split had no impact on the number of shares of Common Stock or Preferred Stock that the Company is authorized to issue pursuant to its certificate of incorporation. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise or conversion of the Company's equity awards and warrants, as well as the applicable exercise price. All share and per share information included in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the impact of the Reverse Stock Split.

Liquidity and Capital Resources

As of March 31, 2024, the Company’s principal sources of liquidity are its unrestricted cash balance of $3.7 million and its access to capital under the Yorkville PPA (as defined in Note 9 Convertible Debt). The Company has incurred losses and negative cash flow from operating activities since inception and has a working capital deficit. The

Company had negative cash flow from operating activities of $47.5 million for the three months ended March 31, 2024. The Company expects to continue to incur net losses and negative cash flows from operating activities in accordance with its operating plan and expects that expenditures will increase significantly in connection with its ongoing activities. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
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
The Company believes substantial doubt exists about the Company’s ability to continue as a going concern for twelve months from the date of issuance of the Company's Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.
Macroeconomic Conditions
Current adverse macroeconomic conditions, including but not limited to heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, challenges in the supply chain could negatively affect the Company's business.
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
The Company's financial assets and liabilities not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, accounts payable, and other current liabilities and are reflected in the financial statements at cost. Cost approximates fair value for these items due to their short-term nature.
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
Convertible Debt
The Company accounts for convertible debt that does not meet the criteria for equity treatment in accordance with the guidance contained in ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.The Company classifies convertible debt based on the re-payment terms and conditions. Any discounts or premiums on the convertible debt and costs incurred upon issuance of the convertible debt are amortized to interest expense over the terms of the related convertible debt. Convertible debt is also analyzed for the existence of embedded derivatives, which may require bifurcation from the convertible debt and separate accounting treatment. For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the Condensed Consolidated Statements of Operations. Refer to Note 9 for further information.
The Company has elected the fair value option to account for the YA Convertible Debentures (as defined in Note 9), the Ninth Pre-Paid Advance (as defined in Note 9), and the Tenth Pre-Paid Advance (as defined in Note 9) (collectively "Convertible Debt") and recorded such instruments at fair value upon issuance. The Company records changes in fair value in the Condensed Consolidated Statements of Operations, with the exception of changes in fair value due to instrument-specific credit risk which, if present, will be recorded as a component of other comprehensive income. Interest expense related to the Convertible Debt is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the Convertible Debt were expensed as incurred.
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

Redeemable Preferred Stock

Accounting for convertible or redeemable equity instruments in the Company’s own equity requires an evaluation of the hybrid security to determine if liability classification is required under ASC 480-10. Liability classification is required for freestanding financial instruments that are not debt in legal form and are: (1) subject to an unconditional obligation requiring the issuer to redeem the instrument by transferring assets (i.e., mandatorily redeemable), (2) instruments other than equity shares that embody an obligation of the issuer to repurchase its equity shares, or (3) certain types of instruments that obligate the issuer to issue a variable number of equity shares. Securities that do not meet the scoping criteria to be classified as a liability under ASC 480 are subject to redeemable equity guidance, which prescribes securities that may be subject to redemption upon an event not solely within the control of the issuer to be classified outside permanent equity (i.e., classified in temporary equity). Securities classified in temporary equity are initially measured at the proceeds received, net of issuance costs and excluding the fair value of bifurcated embedded derivatives (if any). Subsequent measurement of the carrying value is not required unless the instrument is probable of becoming redeemable or is currently redeemable. When the instruments are currently redeemable or probable of becoming redeemable, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the then current maximum redemption value at the end of each reporting period Refer to Note 13 for information regarding the Redeemable Preferred Stock issued.

Stock-Based Compensation

The Company accounts for stock-based compensation awards granted to employees and directors based on the awards’ estimated grant date fair value. The Company estimates the fair value of its Common Stock options using the Black-Scholes-Merton option-pricing model. For stock-based awards that vest solely based on continued service (“service-only vesting conditions”), the resulting fair value is recognized under the graded vesting method over the requisite service period, which is usually the vesting period and generally four years. The Company recognizes the fair value of stock-based awards which contain performance conditions using the graded vesting method, when it is probable the performance condition will be met. The Company recognizes the fair value of stock-based awards which contain market conditions, such as stock price milestones, by simulating a range of possible future stock prices for the Company over the performance period using a Monte-Carlo simulation model to determine the grant date fair value. The Company accounts for forfeitures as they occur. The Company classifies stock-based compensation expense in its Consolidated Statement of Operations in the same manner in which the award recipient’s payroll costs are classified. For grants to non employees, an expense is recognized when the good or service is received.

The Company estimates the fair value of RSUs based on the market price of the Company’s Common Stock underlying the awards on the grant date. Fair value for awards with stock price performance metrics is calculated using the Monte Carlo simulation model, which incorporates stock price correlation and other variables over the time horizons matching the performance periods. Refer to Note 14 for awards granted to employees during the period.

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
Recently Issued Accounting Pronouncements Adopted

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements ("ASU 2023-01"), which amends certain provisions of ASC 842 that apply to arrangements between related parties under common control. Specifically, it amends the accounting for leasehold improvements. The amendments requires a lessee in a common-control lease arrangement to amortize leasehold improvements that it owns over the improvements’ useful life to the common control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted in any annual or interim period as of the beginning of the related fiscal year. The adoption of ASU 2023-01 did not have material impact on the Company’s unaudited Condensed Consolidated Financial Statements.

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
4. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as required by ASC 820, by level, within the fair value hierarchy as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Liability
Contingent earnout shares liability	$15	$—	$—	$15
Derivative liability, current	$1,604	$—	$—	$1,604
Convertible debt, current	$63,289	$—	$—	$63,289
Derivative liability, non-current	$15,138	$—	$—	$15,138
Warrant liability, non-current	$80,314	$—	$80,314	$—

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Liability
Contingent earnout shares liability	$41	$—	$—	$41
Derivative liability, current	$860	$—	$—	$860
Convertible debt, current	$16,052	$—	$—	$16,052
Derivative liability, non-current	$25,919	$—	$—	$25,919
Warrant liability, non-current	$17,390	$—	$17,390	$—

The Company’s Contingent Earnout liability, convertible debt, derivative liabilities are considered “Level 3” fair value measurement. Refer to Note 2 for discussion of the Company’s methods for valuation.
The Company entered into the Ninth Pre-Paid Advance and Tenth Pre-Paid Advance as discussed in Note 9 whereby the Company elected to account transactions under the fair value option of accounting upon issuance. The Ninth Pre-Paid Advance was fully paid off as of the end of the reporting period. The Company estimated the fair value of the Tenth Pre-Paid Advance based on assumptions used in the Monte Carlo simulation model using the following inputs as of the end of the reporting period:

Tenth Pre-Paid Advance

Stock price	$3.57
Risk free interest rate	5.3%
Interest rate	5.0%
Expected volatility	150.8%
Expected dividend yield	—%
Remaining term (in years)	0.5
Following is a summary of the change in fair value of the Convertible Debt for the three months ended March 31, 2024 and March 31, 2023 (in thousands).

	Three months ended March 31,
Convertible Debt	2024	2023
Beginning fair value	$16,052	$—
Addition during the period	28,960	—
Payments in cash and common stock during the period	(40,307)	—
Change in fair value during the period	58,584	—
Ending fair value	$63,289	—
As the proceeds of the freestanding instruments identified within the Ninth Pre-Paid Advance exceeded the fair value, a gain on issuance on convertible debt was recognized. As the fair value of the freestanding instruments identified within Tenth Pre-Paid Advance exceeded the proceeds received, a loss on issuance on convertible debt was recognized. Refer to Note 9 for further information.
The Company has a contingent obligation to issue shares of Common Stock to certain stockholders and employees upon the achievement of certain market share price milestones within specified periods. Issuances are made in three tranches of approximately 0.2 million shares, for a total of 0.7 million shares, each upon reaching share price targets within specified time frames from December 21, 2020 ("Earnout Date"). The first tranche was not issued given the share price did not reach the specified threshold as of December 21, 2022. The second tranche will be issued if the share price reaches $575.00 within four years of the closing of the Earnout Date. The third tranche will be issued if the share price reaches $690.00 within five years of the Earnout Date. The tranches may also be issued upon a change of control transaction that occurs within the respective timeframes and results in per share consideration exceeding the respective share price target. As of March 31, 2024, the Company has a remaining contingent obligation to issue 0.4 million shares of Common Stock.
Following is a summary of the change in fair value of the Earnout Shares liability for the three months ended March 31, 2024 and March 31, 2023 (in thousands).

	Three months ended March 31,
Earnout Shares Liability	2024	2023
Beginning fair value	$41	$3,013
Change in fair value during the period	(26)	(2,505)
Ending fair value	$15	$508
The Company entered into a Lease Agreement ("Lease Agreement") with I-40 OKC Partners LLC ("I-40") which contained a "Market Value Shortfall" provision that meets the definition of a derivative. The Company estimated the fair value of the Market Value Shortfall based on assumptions used in the Monte Carlo simulation model using the following inputs as of the end of the reporting period: the price of the Company’s common stock of $3.57; shares subject to Market Value shortfall of 0.1 million shares; a risk-free interest rate of 5.4%; expected volatility of the Company’s common stock of 150.8%; expected dividend yield of 0.0%; and remaining term of 0.02 years. The fair value of the Market Value

Shortfall derivative measured as of December 31, 2023 and March 31, 2024 was $0.9 million and $1.6 million, respectively, resulting in a loss of $0.7 million during the three months ended March 31, 2024 included within the Condensed Consolidated Statement of Operations.
The Company entered into the Series B Preferred Stock Purchase Agreement with the Series B Preferred Stock Purchaser whose conversion feature meets the definition of a derivative liability which requires bifurcation. The Company estimated the fair value of the conversion feature derivative embedded in the Series B Preferred Stock Purchase Agreement based on assumptions used in the Monte Carlo simulation model using the following inputs as of the end of the reporting period: the price of the Company’s Common Stock of $3.57; a risk-free interest rate of 4.2%; expected volatility of the Company’s Common Stock of 131.1%; expected dividend yield of 0.0%; and remaining term of 4.53 years. The fair value of the conversion feature derivative measured as of December 31, 2023 and March 31, 2024 was $25.9 million and $15.1 million, respectively, resulting in a gain of $10.8 million during the three months ended March 31, 2024 included within Consolidated Statement of Operations.

	Three months ended March 31,
Derivative liability	2024	2023
Beginning fair value	$26,779	$—
Addition during the period	—	—
Change in fair value during the period	(10,037)	—
Derecognition of liability upon extinguishment of convertible debt	—	—
Ending fair value	$16,742	$—

Refer to Note 15 for discussion related to warrants fair value measurements.

5. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expense	$11,406	$9,300
Short term deposits	5,946	6,312
Other current assets	594	487
Prepaids and other current assets	$17,946	$16,099
6. Inventory
    As of March 31, 2024 and December 31, 2023, the inventory balance was $6.8 million and $6.2 million, respectively, which consisted primarily of raw materials related to the production of vehicles for sale. The Company writes-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories ("LCRNV") is less than the carrying value. No write-downs were recorded for the three months ended March 31, 2024 and March 31, 2023.

7. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Tooling, machinery, and equipment	$47,299	$44,025
Computer hardware	8,921	8,921
Computer software	9,835	9,835
Vehicles	1,528	1,528
Building	28,475	28,475
Land	5,800	5,800
Furniture and fixtures	788	788
Leasehold improvements	17,881	17,470
Construction-in-progress	310,708	307,489
Total property and equipment	431,235	424,331
Less: Accumulated depreciation	(50,495)	(47,231)
Total property and equipment, net	$380,740	$377,100
Construction-in-progress is primarily related to the development of manufacturing lines as well as equipment and tooling necessary in the production of the Company’s vehicles. Completed tooling assets are transferred to their respective asset classes and depreciation begins when an asset is ready for its intended use.
Depreciation expense for property and equipment was $3.4 million and $4.6 million for the three months ended March 31, 2024 and 2023, respectively.
8. Accrued Expenses and Other Current liabilities
Accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued property and equipment purchases	$31,391	$29,433
Accrued research and development costs	13,498	15,913
Accrued professional fees	7,169	6,623
Other accrued expenses	12,959	11,932
Total accrued expenses and other current liabilities	$65,017	$63,901
9. Convertible Debt
Yorkville PPA

On July 20, 2022, the Company entered into the Pre-Paid Advance Agreement (the "PPA") with YA II PN, Ltd. ("Yorkville") pursuant to which the Company could request advances of up to $50.0 million in cash from Yorkville, with an aggregate limit of $300.0 million (the "Pre-Paid Advance"). Amounts outstanding under Pre-Paid Advances could be offset by the issuance of shares of Common Stock to Yorkville at a price per share calculated pursuant to the PPA as the lower of 120.0% of the daily volume-weighted average price (“VWAP”) on Nasdaq as of the day immediately preceding the date a Pre-Paid Advance was made (“Fixed Price”) or 95.0% of the VWAP on Nasdaq as of the day immediately preceding the conversion date, which in no event would be less than $23.00 per share (“Floor Price”). The third Pre-Paid Advance (the "Third Pre-Paid Advance") amended the purchase price to be the lower of 110.0% of the VWAP on Nasdaq as of the day immediately preceding the date a Pre-Paid Advance was made (“Amended Fixed Price”) or 95.0% of the VWAP on Nasdaq during the five days immediately preceding the conversion date, which in no event would be less than $11.50 per share (“Amended Floor Price”). The Company's stockholders approved the Amended Floor Price, which was proposed and voted on at the special meeting of Company stockholders held on January 24, 2023. The Company's stockholders further approved the Second Amended Floor Price (as defined below), which was proposed and voted on at the special meeting of Company stockholders held on October 5, 2023. The issuance of the shares of Common Stock under the PPA is subject to certain limitations, including that the aggregate number of shares of Common Stock issued pursuant to the PPA (including the aggregation with the issuance of shares of Common Stock under Standby Equity Purchase Agreement entered into by the Company with Yorkville on May 10, 2022 (the “SEPA”), which was terminated effective August 26, 2022) cannot exceed 19.9% of the Company's outstanding shares of Common Stock as of May 10, 2022 ("PPA Exchange Cap"). The Company's stockholders approved the issuance of shares of the Company’s Common Stock in excess of the PPA Exchange Cap, which was proposed and voted on at the special meeting of Company stockholders held on January 24, 2023. Interest accrues on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 5.0%, subject to an increase to 15.0% upon events of default described in the PPA. Each Pre-Paid Advance has a maturity date of 15 months from the Pre-Paid Advance Date. Yorkville is not entitled to participate in any earnings distributions until a Pre-Paid Advance is offset with shares of Common Stock.

Between July 2022 and October 2022, Yorkville agreed to advance amounts to the Company on account of the first and second pre-paid advances (“Previous Pre-Paid Advances”) in accordance with the PPA. The Previous Pre-Paid Advances were fully paid off through the issuance of shares of Common Stock to Yorkville as of December 31, 2022.

On November 10, 2022, Yorkville agreed to advance $20.0 million to the Company on account of the Third Pre-Paid Advance in accordance with the PPA. On December 31, 2022, the Company received an aggregate of $32.0 million on account of the fourth Pre-Paid Advance in accordance with the PPA (the "Fourth Pre-Paid Advance"). In accordance with the second supplemental agreement, the Fourth Pre-Paid Advance may, at the sole option of Yorkville, be increased by up to an additional $8.5 million (the "YA PPA Option"). On January 13, 2023, Yorkville partially exercised their option, and increased their investment amount by $5.3 million, which resulted in net proceeds of $5.0 million, and was applied to the fourth PPA. Pursuant to the second supplemental agreement, the Fourth Pre-Paid Advance included issuances of warrants to Yorkville. Of the aggregate Fourth Pre-Paid Advance proceeds, $14.8 million was allocated to convertible debt presented in the Consolidated Balance Sheets as of December 31, 2022, and an additional $2.3 million was allocated to convertible debt as a result of Yorkville exercising the YA PPA Option. Refer to Note 15, Warrants, for further information on the warrants and the allocation of proceeds. During the year 2023, the Third Pre-Paid Advance and Fourth Pre-Paid Advance were each fully paid off through the issuance of 2.9 million shares of Common Stock in the aggregate to Yorkville.

On September 11, 2023, Yorkville agreed to advance $12.5 million to the Company on account of the fifth Pre-Paid Advance in accordance with the PPA (the "Fifth Pre-Paid Advance"). The net proceeds received by the Company, after giving affect to the commitment fee and the purchase price discount provided for in the PPA, was $11.8 million. Of the aggregate proceeds, $6.0 million was allocated to derivative assets for an embedded conversion feature included in the Fifth Pre-Paid Advance. Any portion of the convertible debt settled using the Variable Price (as defined further in Note 9) will be extinguished as a share settled redemption while any settlement using the Fixed Price or the applicable floor price will be settled via conversion accounting. As of December 31, 2023, the Fifth Pre-Paid Advance was fully paid off through the issuance of 1.2 million shares of Common Stock to Yorkville.

The Company's stockholders approved an amendment to the PPA with Yorkville to lower the minimum price which shares may be sold from $11.50 per share to $2.30 per share (the "Second Amended Floor Price"), which was proposed and voted on at the special meeting of Company stockholders held on October 5, 2023 (the "October Special Meeting").

On November 21, 2023, Yorkville agreed to advance $21.3 million to the Company on account of the Sixth Pre-Paid Advance in accordance with the PPA (the "Sixth Pre-Paid Advance"). The net proceeds received by the Company, after giving effect to the commitment fee and the purchase price discount provided for in the PPA, was $20.0 million. As of March 31, 2024, the Sixth Pre-Paid Advance was fully paid off through the issuance of 6.1 million shares of Common Stock to Yorkville. For the three months ended March 31, 2024, the loss on extinguishment of debt from repaying the Sixth Pre-Paid Advance was $1.2 million and interest expense incurred as a result of effective interest under the PPA was $0.2 million.

On December 20, 2023, Yorkville agreed to advance $16.0 million to the Company on account of the Seventh Pre-Paid Advance in accordance with the PPA (the "Seventh Pre-Paid Advance"). The net proceeds received by the Company, after giving effect to the commitment fee and the purchase price discount provided for in the PPA, was $15.0 million. As of March 31, 2024, the Seventh Pre-Paid Advance was fully paid off through the issuance of 2.9 million shares of Common Stock to Yorkville, in addition to $7.2 million of cash. For the three months ended March 31, 2024, the loss on extinguishment of debt from repaying the Seventh Pre-Paid Advance was $0.5 million and interest expense incurred as a result of effective interest under the PPA was $0.4 million.

On January 11, 2024, Yorkville agreed to advance $17.5 million to the Company on account of the Eighth Pre-Paid Advance in accordance with the PPA (the "Eighth Pre-Paid Advance"). The net proceeds received by the Company, after giving effect to the commitment fee and the purchase price discount provided for in the PPA, was $16.5 million. As of March 31, 2024, the Eighth Pre-Paid Advance was fully paid off through the issuance of 4.1 million shares of Common Stock to Yorkville, in addition to $8.3 million of cash. For the three months ended March 31, 2024, the loss on extinguishment of debt from repaying the Eighth Pre-Paid Advance was $0.6 million and interest expense incurred as a result of effective interest under the PPA was $0.4 million.

On January 31, 2024, Yorkville agreed to advance $20.0 million to the Company on account of the Ninth Pre-Paid Advance. The net proceeds received by the Company, after giving effect to the commitment fee and the purchase price discount provided for in the PPA, was $18.8 million. The Company elected to account for the Ninth Pre-Paid Advance under the fair value option of accounting upon issuance. The proceeds were allocated to all freestanding instruments recorded at fair value. As of March 31, 2024, the Ninth Pre-Paid Advance was fully paid off through the issuance of 1.3 million shares of Common Stock to Yorkville, in addition to $17.5 million of cash. For the three months ended March 31, 2024, the loss on extinguishment of debt from repaying the Ninth Pre-Paid Advance was nominal.

On March 12, 2024, Yorkville agreed to advance $62.0 million to the Company on account of the Tenth Pre-Paid Advance. Approximately $33.0 million of the proceeds received from the Tenth Pre-Paid Advance were used to repay the remaining outstanding amounts on the Seventh, Eighth, and Ninth Pre-Paid Advance (refer to above). The net proceeds received by the Company, after giving the effect to the repayment, financing charges of $14.0 million provided for in the PPA, were $15.0 million. With respect to the Tenth Pre-Paid Advance, the Purchase Price (as such term is used in the PPA) is equal to $2.30 per share.

The Company elected to account for the Ninth Pre-Paid Advance and Tenth Pre-Paid Advance under the fair value option of accounting upon issuance. The proceeds were allocated to all freestanding instruments recorded at fair value. On March 12, 2024, the Ninth Pre-Paid Advance was fully paid through the issuance of the Tenth Pre-Paid Advance. During the three months ended March 31, 2024, 7.4 million shares of Common Stock converted at the Second Amended Floor Price have been issued under the Tenth Pre-Paid Advance, with a gain on extinguishment of debt of $7.6 million recorded. As of March 31, 2024, a principal balance of $45.0 million remains outstanding under the Tenth Pre-Paid Advance.

The PPA provides that in respect of any Pre-Paid Advance, if the VWAP of shares of Common Stock is less than the Floor Price (as amended from time to time) for at least five trading days during a period of seven consecutive trading days or the Company has issued substantially all of the shares of Common Stock available under the Exchange Cap, then the Company is required to make monthly cash payments of amounts outstanding under any Pre-Paid Advance beginning on the 10th calendar day and continuing on the same day of each successive calendar month until the entire amount of such Pre-Paid Advance balance has been paid or until the payment obligation ceases. Pursuant to the PPA, the monthly payment obligation ceases if the Exchange Cap no longer applies and the VWAP is greater than the Floor Price (as amended from time to time) for a period of five consecutive trading days, unless a subsequent triggering date occurs.

The Company, at its option, has the right, but not the obligation, to repay early in cash a portion or all amounts outstanding under any Pre-Paid Advance, provided that the VWAP of the Common Stock is less than the Fixed Price during a period of three consecutive trading days immediately prior to the date on which the Company delivers a notice to Yorkville of its intent and such notice is delivered at least ten trading days prior to the date on which the Company will make such payment. If elected, the early repayment amount is to include a 3.0% redemption premium (“Redemption Premium”). If any Pre-Paid Advances are outstanding and any event of default has occurred, the full amount outstanding under the Pre-Paid Advances plus the Redemption Premium, together with interest and other amounts owed in respect thereof, will become, at Yorkville’s election, immediately due and payable in cash.

Yorkville Convertible Debentures

On August 2, 2023, the Company entered into a Securities Purchase Agreement with Yorkville (the “August Convertible Debenture”) in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $27.9 million (the “August Initial Loan”). The net proceeds received by the Company from Yorkville includes a 6.0% discount of the Loan in accordance with the YA Convertible Debenture. Yorkville has the right and option (the “August Loan Option”) to purchase additional convertible debentures in an aggregate principal amount of up to $53.2 million. In conjunction with the August Initial Loan, the Company issued to Yorkville an initial warrant (the “August Initial Warrant”) to purchase 2.2 million shares of Common Stock at an exercise price of $12.42 per share. Yorkville did not exercise the August Loan Option, as a result of which, the August Loan Option and the related August Option Warrant are no longer applicable. During the year 2023, 4.2 million shares of Common Stock were previously issued to Yorkville. As of March 31, 2024, the August Convertible Debentures was fully paid off through the issuance of an additional 1.2 million shares of Common Stock to Yorkville, resulting in a loss on extinguishment of debt of $0.3 million. During the three months ended March 31, 2024, the Company incurred nominal interest expense.

On September 26, 2023, the Company entered into a Securities Purchase Agreement with Yorkville (the “September Convertible Debenture”, together with the August Convertible Debenture, collectively, the "YA Convertible Debentures"), receiving an aggregate of $15.0 million (the “September Initial Debenture”). The net proceeds received by the Company from Yorkville includes a 16.5% discount of the Loan in accordance with the September Convertible Debenture. Yorkville has the right and option (the “September Loan Option”) to purchase additional convertible debentures in an aggregate principal amount of up to $30.0 million. In conjunction with the September Convertible Debenture, the Company issued to Yorkville an initial warrant (the “September Initial Warrant”) to purchase 1.2 million shares of Common Stock at an exercise price of $12.42. If Yorkville exercises the September Loan Option, the Company will issue to Yorkville an additional warrant (the “September Option Warrant”) for a number of shares of Common Stock determined by dividing the principal amount so exercised (up to $30.0 million) by $12.42 per share. Yorkville did not exercise the September Loan Option, as a result of which, the September Loan Option and the related September Option Warrant are no longer applicable. As of March 31, 2024, the September Convertible Debentures was fully paid off through the issuance of 3.5 million shares of Common Stock to Yorkville, resulting in a loss on extinguishment of debt of $0.8 million. During the three months ended March 31, 2024, the Company incurred $0.1 million of interest expense. Additionally, Yorkville did not exercise the September Loan Option, as a result of which, the September Loan Option and the related September Option Warrant are no longer applicable.

Amounts outstanding in the YA Convertible Debentures could be offset by the issuance of shares of Common Stock to Yorkville at a price per share calculated at the lower of $11.50 (the "Note Fixed Price") or 95.0% of the lowest daily VWAP on Nasdaq as of the five immediately preceding the conversion date (“Variable Price”), which in no event would be less than $2.30 per share. The issuance of the shares of Common Stock under the YA Convertible Debentures are subject to certain limitations, including that the aggregate number of shares of Common Stock issued pursuant to the YA Convertible Debenture cannot exceed 4.1 million ("Note Exchange Cap"). With respect to the August Convertible Debenture, the Company's stockholders approved the issuance of shares of the Company’s Common Stock in excess of the Note Exchange Cap, which was proposed and voted on at the October Special Meeting.

Interest accrues on the outstanding balance of the August Convertible Debenture and the September Convertible Debenture at an annual rate equal to 3.0%, subject to an increase to 15.0% upon events of default described in their respective agreements. The YA Convertible Debentures each have a maturity date of 14 months from their respective Convertible Debenture date.

The Company elected to account for the August Convertible Debenture and the September Convertible Debenture under the fair value option of accounting upon issuance. The proceeds were allocated to all freestanding instruments recorded at fair value.

The primary reason for electing the fair value option is for simplification of accounting for the YA Convertible Debentures at fair value in its entirety versus bifurcation of the embedded derivatives. The fair value was determined using a Monte Carlo valuation model.

The YA Convertible Debentures provides that if the VWAP of shares of Common Stock is less than the then-applicable floor price for at least five trading days during a period of seven consecutive trading days (“Trigger Date”) or the Company has issued substantially all of the shares of Common Stock available under the Exchange Cap, or the Company is unable to issue Common Stock to Yorkville which may be freely resold by Yorkville without any limitations or restrictions, including, without limitation, due to a stop order or suspension of the effectiveness of the Registration Statement, then the Company is required to make monthly cash payments of amounts outstanding under the YA Convertible Debentures beginning on the 10th Trading Day after the Trigger Date and continuing on the same day of each successive calendar month until the entire amount of the YA Convertible Debentures balance has been paid or until the payment obligation ceases. Pursuant to the YA Convertible Debenture, the monthly payment obligation ceases if the Exchange Cap no longer applies and the VWAP is greater than the Floor Price for a period of five consecutive trading days, unless a subsequent triggering date occurs.

The Company, at its option, has the right, but not the obligation, to repay early in cash a portion or all amounts outstanding under the YA Convertible Debentures, provided that the VWAP of the Common Stock is less than the Fixed Price during a period of three consecutive trading days immediately prior to the date on which the Company delivers a notice to Yorkville of its intent and such notice is delivered at least ten trading days prior to the date on which the Company will make such payment. If elected, the early repayment amount is to include a 5.0% redemption premium (“Redemption Premium”). If any event of default has occurred, the full amount outstanding under the Loan plus the Redemption Premium, together with interest and other amounts owed in respect thereof, will become, at Yorkville’s election, immediately due and payable in cash.

10. Operating leases

    The Company has entered into various operating lease agreements for office and manufacturing spaces.
Justin Texas Lease

On January 31, 2023, the Company entered into a real estate lease for an approximately 8,000 square foot facility in Justin, Texas with an entity owned by Tony Aquila, Executive Chair and Chief Executive Officer ("CEO") of the Company. The initial lease term is three years, five months, commencing on November 1, 2022, and terminating on March 31, 2026, with one option to extend the term of the lease for an additional five years. Prior to execution, the contract was a month-to-month arrangement. The total minimum lease payments over the initial lease term is $0.3 million.
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
The lease was evaluated as a sale and leaseback of real estate because the Company was deemed to control the asset once the rights under the PSA were assigned to I-40 Partners. The Company accounted for the transaction as a financing lease since the lease agreement contains a repurchase option which precludes sale and leaseback accounting. The purchase option is exercisable between the third and fourth anniversary of the lease commencement in the greater of the fair value or a 150.0% of the amounts incurred by Landlord for the purchase price for the Property, the construction allowance, and expenses incurred with the purchase of the Property.
The lease did not qualify for sale-leaseback accounting and was accounted for as a financing obligation. Under a failed sale-leaseback transaction, the real estate assets generally recorded on the Consolidated Balance Sheets and are depreciated over their useful lives while a failed sale and leaseback financing obligation is recognized for the proceeds. As a result, the Company recorded an asset and a corresponding finance liability in the amount of the purchase price of $34.2 million. The financing liability at inception was initially allocated to the warrants issued to I-40 valued at $0.9 million described in Note 15 and the derivative liability valued at $0.6 million described in Note 4.

As described above, for the failed sale and leaseback transaction, the Company reflects the real estate asset on the Balance Sheets in Property and equipment, net as if the Company was the legal owner, and continue to recognize depreciation expense over the estimated useful life. The Company does not recognize rent expense related to the lease but has recorded a liability for the failed sale and leaseback obligation and monthly interest expense. The Company could not readily determine the implicit rate in the lease, as such the Company imputed an interest rate of approximately 10.0%. There have been no gains or losses recorded in connection with the transactions described above.

Future minimum payments under the failed sale leaseback are as follows (in thousands):

2024 (excluding the three months ended March 31, 2024)	$2,657
2025	3,635
2026	4,097
2027	4,302
2028	4,384
Thereafter	21,647
Total payments	$40,722
Lease Portfolio

The Company uses an estimated incremental borrowing rate based on information available at lease commencement to determine the present value of lease payments when the rate implicit in the lease is not readily determinable. The weighted average discount rate used was 6.7%. As of March 31, 2024, the remaining operating lease ROU asset and operating lease liability were approximately $35.4 million and $38.1 million, respectively. As of December 31, 2023, the operating lease ROU asset and operating lease liability were approximately $36.2 million and $38.8 million, respectively. As of March 31, 2024 and December 31, 2023, $3.2 million and $3.1 million, respectively, of the lease liability was determined to be short term and was included in accrued expenses and other current liabilities within the Condensed Consolidated Balance Sheets.
Related party lease expense related to the Company's leases in Justin, Texas was $0.2 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

Certain lease agreements also provide the Company with the option to renew for additional periods. These renewal options are not considered in the remaining lease term unless its reasonably certain that the Company will exercise such options. The weighted average remaining lease term as of March 31, 2024, and December 31, 2023 was 8.4 years and 8.7 years, respectively.

Throughout the term of the lease agreements, the Company is responsible for paying certain operating costs, in addition to rent, such as common area maintenance, taxes, utilities, and insurance. These additional charges are considered variable lease costs and are recognized in the period in which costs are incurred.
Maturities of the Company’s operating lease liabilities at March 31, 2024 were as follows (in thousands):

Operating Lease
2024 (excluding three months ended March 31, 24)	$4,200
2025	5,728
2026	5,504
2027	5,532
2028	5,813
Thereafter	23,707
Total lease payments	50,484
Less: imputed interest (1)	12,408
Present value of operating lease liabilities	38,076
Current portion of operating lease liabilities (2)	3,183
Operating lease liabilities, net of current portion	$34,893
__________________________
(1)Calculated using the incremental borrowing rate
(2)Included within Accrued expenses and other current liabilities line item on the Condensed Consolidated Balance Sheets.
11. Commitments and Contingencies
Commitments
In connection with the commencement of the Company's Bentonville, Arkansas and Michigan leases in 2022, the Company issued standby letters of credit of $9.5 million and $1.1 million, respectively, which are included in restricted cash within the accompanying Consolidated Balance Sheets as of March 31, 2024. The letters of credit have 5 year and 13 year terms, respectively, and will not be drawn upon unless the Company fails to make its payments.

Refer to Note 10 for information regarding the lease arrangements.
Legal Proceedings
From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief.

On April 2, 2021, and April 9, 2021, the Company was named as a defendant in putative class action complaints filed in California on behalf of individuals who purchased or acquired shares of the Company’s stock during a specified period. Through the complaint, plaintiffs are seeking, among other things, compensatory damages. On February 28, 2023, the court granted the Company’s motion to dismiss with leave to amend. On March 10, 2023, the lead plaintiff filed a second amended consolidated complaint. On April 10, 2023, the court entered a stipulated order granting the lead plaintiff leave to file a third amended consolidated complaint and relieving defendants of any obligation to respond to the second amended consolidated complaint. The lead plaintiff filed a third amended consolidated complaint on September 8, 2023, and defendants subsequently filed a motion to dismiss the third amended consolidated complaint. On January 4, 2024, the lead plaintiff filed his opposition to the defendants’ motion to dismiss. On February 1, 2024, the defendants filed their reply in support of the motion to dismiss. The final determinations of liability arising from these litigation matters will only be made following comprehensive investigations and litigation processes.
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
On January 16, 2024, the Company was named as a defendant in an action for damages and injunctive relief filed in the Southern District of New York by an affiliated party to DD Global Holdings Ltd., Champ Key Limited ("Champ Key"). The complaint alleges that the Company breached a registration rights agreement and violated Delaware law (6 Del. C. Section 8-401) when the Company refused in November 2022 to remove the restrictive legends on 17.2 million shares of Common Stock owned by Champ Key, thereby preventing Champ Key from selling the shares of Common Stock. The complaint alleges claims for breach of contract, violation of Delaware law, and seeks injunctive relief, compensatory damages in excess of $23.0 million and punitive damages, interests, costs of suit and attorneys’ fees. On March 1, 2024, the Company filed an answer and affirmative defenses to the complaint. An initial pretrial conference is scheduled for May 14, 2024. The final determinations of liability arising from these litigation matters will only be made following comprehensive investigations and litigation processes.
On April 19, 2024, the Company was named as a defendant in a putative class action complaint filed in Los Angeles Superior Court on behalf of individuals who purchased or acquired shares of Hennessy Capital Acquisition Corp. IV (“HCAC”) prior to the Company’s merger with HCAC and held shares through consummation of the merger. The complaint alleges breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and unjust enrichment claims related to the many of the same allegations at issue in the above described prior securities complaint. The final determinations of liability arising from this litigation matter will only be made following comprehensive investigations and litigation processes.
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
12. Related Party Transactions
On November 25, 2020, Canoo Holdings Ltd., prior to the Company's merger with HCAC ("Legacy Canoo") entered into an agreement, which remains in effect, with the CEO of the Company to reimburse Mr. Aquila for certain air travel expenses based on certain agreed upon criteria (“aircraft reimbursement”). The total aircraft reimbursement to Mr. Aquila for the use of an aircraft owned by Aquila Family Ventures, LLC (“AFV"), an entity controlled by Mr. Aquila, for the purposes related to the business of the Company was $0.2 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively. In addition, certain AFV staff provided the Company with shared services support in its Justin, Texas corporate office facility. For the three months ended March 31, 2024 and 2023, the Company paid AFV approximately $0.1 million and $0.5 million, respectively, for these services.
On June 22, 2023, the Company entered into a Common Stock and Common Warrant Subscription Agreement with certain special purpose vehicles managed by entities affiliated with Mr. Aquila ("June 2023 PIPE"). The Subscription Agreement provides for the sale and issuance by the Company of 0.7 million shares of the Company’s Common Stock, together with warrants to purchase up to 0.7 million shares of Common Stock at a combined purchase price of $12.42 per share and accompanying warrants. The total net proceeds from the transaction was $8.8 million. The warrant issued is further discussed in Note 15.

On August 4, 2023, the Company entered into a Common Stock and Common Warrant Subscription Agreement with certain special purpose vehicles managed by entities affiliated with Mr. Aquila ("August 2023 PIPE") and together with the June 2023 PIPE, collectively, the "PIPEs").The Subscription Agreement provides for the sale and issuance by the Company of 0.2 million shares of the Company’s Common Stock, together with warrants to purchase up to 0.2 million shares of Common Stock at a combined purchase price of $12.42 per share and accompanying warrants. The total net proceeds from the transaction was $3.0 million. The warrant issued is further discussed in Note 15.
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

Other Issuances of Equity

On February 5, 2023, the Company entered into a securities purchase agreement ("RDO SPA") with certain investors. The SPA provides for the sale and issuance by the Company of 2.2 million shares of the Company's Common Stock, together with warrants to purchase up to 2.2 million shares of Common Stock (the “RDO SPA Warrants”) at a combined purchase price of $24.15 per share and accompanying warrants. The total net proceeds from the transaction was $49.4 million.

On February 5, 2023, the Company also issued warrants to purchase 0.1 million shares of our Common Stock (the “Placement Agent Warrants”) to our placement agent as part of the compensation payable for acting as our exclusive placement agent in connection with the RDO SPA. The Placement Agent Warrants had the same terms as the warrants issued under the RDO SPA. These warrants are equity classified and were measured at fair value on the issuance date for a total of $1.6 million.

The Company entered into other equity agreements including the Yorkville PPA and YA Convertible Debentures discussed in Note 9, the PIPEs discussed in Note 12, and warrants issued to various parties discussed in Note 15.
Authorized Shares Amendment
On October 5, 2023, at the October Special Meeting, the Company’s stockholders approved an amendment to Paragraph A of Article IV of the Company’s Second Amended and Restated Certificate of Incorporation to increase the Company’s number of shares of authorized Common Stock from 1.0 billion shares to 2.0 billion shares and the corresponding increase in the total number of authorized share of capital stock the Company may issue from 1.0 billion to 2.0 billion shares.
Series B Preferred Stock Purchase Agreement

On September 29, 2023, the Company entered into a securities purchase agreement (the "Series B Preferred Stock Purchase Agreement") with an institutional investor (the "Series B Preferred Stock Purchaser") in connection with the issuance, sale and delivery by the Company of an aggregate of 45,000 shares (the "Series B Preferred Shares") of the Company’s 7.5% Series B Cumulative Perpetual Redeemable Preferred Stock, par value $0.0001 per share (the "Series B Preferred Stock") and a stated value of $1,000.00 per share, which is convertible into shares of the Company’s Common Stock, and pursuant to which the Company issued warrants to purchase approximately 1.0 million shares of Common Stock (the "Series B Preferred Warrants"), for a total purchase price of $45.0 million. On October 12, 2023, the Company closed the sale of the Series B Preferred Shares and the Series B Preferred Warrants to the Series B Preferred Stock Purchaser and filed the certificate of designation for the Series B Preferred Stock (the "Certificate of Designation"). The transaction is initially recognized on the settlement date of October 12, 2023. Refer to Note 15, Warrants, for further information on the Series B Preferred Warrants.

The Series B Preferred Stock is convertible into shares of Common Stock at an initial conversion price of approximately $12.88 per common share (“Conversion Price”), which is equal to 120.0% of the average Common Stock price of the Company for the ten consecutive trading days immediately preceding the closing of the transaction. The Conversion Price is subject to customary anti-dilution and price protective adjustments. The holders have the ability to exercise the conversion rights at any time, or upon a Change of Control event (as defined in the Series B Certificate of Designation). The Series B Preferred Stock does not provide the holder with any voting rights. As of March 31, 2024, no conversion of the Series B Preferred Stock has occurred.

Upon the occurrence of certain contingent events, the Company may, at its option, redeem the Series B Preferred Stock for cash at a redemption price equal to 103.0% of the Liquidation Preference, plus any accumulated and unpaid dividends. Additionally, on or after October 12, 2028 (“First Reset Date”), the Company may, at its option, redeem the Series B Preferred Stock at any time for cash at a redemption price equal to 103.0% of the Liquidation Preference plus any accumulated and unpaid dividends. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the Series B Preferred Stock Purchaser will be entitled to payment out of the assets of the Company, prior and in preference to holders of Common Stock of the Company, in an amount per share equal to $1,000.00 (the “Liquidation Preference”) plus any accumulated and unpaid dividends thereon. As of March 31, 2024, the Liquidation Preference of the Series B Preferred Stock was $46.3 million.

Dividends on the Series B Preferred Stock can be paid in either cash or in kind in the form of additional shares of Series B Preferred Stock, at the option of the Company, subject to certain exceptions. The Company will pay dividends whether in cash or in kind at a rate of 7.5% per annum (“Dividend Rate”), subject to certain adjustments and exceptions. On and after the First Reset Date, the Dividend Rate on the Series B Preferred Stock will increase by 1.5% per Payment Period. As of March 31, 2024, the accumulated but not declared or paid dividends on the Series B Preferred Stock were $1.4 million.

Based on an evaluation of the terms of the Series B Preferred Stock, the Company determined that the Series B Preferred Stock is not eligible for permanent equity classification. Under applicable US GAAP, the Company is required to assume cash-settlement of the Series B Preferred Stock in a conversion scenario that requires delivery of shares in excess of the Exchange Cap. Accordingly, the Company presents the Series B Preferred Stock outside of permanent equity (i.e., the Series B Preferred Stock is presented in mezzanine equity).

The Company determined that cash settlement or redemption of the Series B Preferred Stock is unlikely; therefore, the Series B Preferred Stock is not currently redeemable or probable of becoming redeemable. As a result of the increasing rate dividend described above, the Company uses the interest method to accrete the carrying value of the Series B Preferred Stock from its initial recognized value to its expected settlement value on the expected redemption date.

14. Stock-based Compensation
2024 CEO Equity Awards
On February 29, 2024, the Company held a special meeting of its stockholders to approve the issuance of a performance-vesting restricted stock unit award (the “CEO PSUs”) representing the right to receive 1.7 million shares of the Company’s Common Stock, 50.0% of which may vest based on the achievement of certain cumulative Company revenue milestones for the twelve months ended December 31, 2024 and for the twenty-four months ended December 31, 2025, and 50% of which may vest based on certain thresholds relating to the volume weighted average trading price of the Company’s Common Stock any time during the twelve months ended December 31, 2024 and the twenty-four months ended December 31, 2025, subject to continuous services requirements through the applicable service vesting date. Additionally, the approval also included the issuance of a restricted stock unit award (the “CEO RSUs” and, together with the “CEO PSUs”, the “CEO Equity Awards”) representing the right to receive 3.4 million shares of the Company’s Common Stock, the initial 50.0% of which vested immediately and the latter 50.0% of which will vest in equal increments on January 1, 2025 and January 1, 2026.
In connection with the issuance of the CEO Equity Awards, previously granted restricted stock units were automatically cancelled and forfeited. The cancellation of prior awards and issuance of the CEO Equity Awards was determined to be a modification. At the modification date, the vesting conditions for all awards besides a tranche of CEO PSUs that vest upon achievement of revenue milestones were expected to be satisfied. The incremental stock-based compensation expense recognized as a result of the modification of the awards during the three months ended March 31, 2024 was $3.7 million.
Restricted Stock Units

The Company granted stock to compensate existing employees and attract top talent, primarily through various forms of equity, including restricted stock unit awards (“RSU”). Each RSU represents a contingent right to receive one share of Common Stock. During the three months ended March 31, 2024 and 2023, 3.6 million and 0.1 million RSUs, inclusive of the CEO RSUs, were granted subject to time-based vesting, respectively.

The total fair value of restricted stock units granted during the three months ended March 31, 2024 and 2023 were $8.4 million and $1.3 million, respectively.
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
PSUs subject to performance conditions, such as operational milestones, are measured on the grant date, the total fair value of which is calculated as the product of the number of PSUs and the grant date stock price. Compensation expense for PSUs with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period. The PSUs vest based on the Company's achievement of certain specified operational milestones by various dates through December 2025. The Company granted zero PSUs to employees during the three months ended March 31, 2024 and 2023, except as noted below as it relates to the CEO. As of March 31, 2024, the Company's analysis determined that these operational milestone events are probable of achievement and as such, compensation expense excluding the impact of forfeitures of $0.2 million has been recognized for the previously awarded PSUs to employees during the three months ended March 31, 2024. The compensation expense recognized during the three months ended March 31, 2023 was $0.7 million.
There were 1.7 million PSUs granted to the CEO during the three months ended March 31, 2024 with a grant date fair value of $3.2 million. There were no PSUs granted to the CEO during the three months ended March 31, 2023. The compensation expense recognized for PSUs to the CEO was $2.2 million and $3.5 million for the three months ended March 31, 2024 and 2023, respectively.
The following table summarizes the Company’s stock-based compensation expense by line item for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Research and development	$630	$4,135
Selling, general and administrative	10,324	5,701
Total	$10,954	$9,836
The Company’s total unrecognized compensation cost as of March 31, 2024, was $21.5 million
2020 Employee Stock Purchase Plan
The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) was adopted by the board of directors on September 18, 2020, approved by the stockholders on December 18, 2020, and became effective on December 21, 2020, with the merger between HCAC and Legacy Canoo. On December 21, 2020, the board of directors delegated its authority to administer the 2020 ESPP to the Compensation Committee. The Compensation Committee determined that it is in the best interests of the Company and its stockholders to implement successive three-month purchase periods. The 2020 ESPP provides participating employees with the opportunity to purchase up to a maximum number of shares of Common Stock of 0.2 million, plus the number of shares of Common Stock that are automatically added on January 1st of each year for a period of ten years, in an amount equal to the lesser of (i) 1.0% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year, and (ii) 0.4 million shares of Common Stock.
During the three months ended March 31, 2024 and 2023, total employee withholding contributions for the 2020 ESPP was $0.1 million and $0.4 million, respectively. A nominal amount and approximately $0.2 million of stock-based compensation expense was recognized for the 2020 ESPP during the three months ended March 31, 2024 and 2023, respectively.

15. Warrants
Public Warrants

As of March 31, 2024, the Company had approximately 1.0 million public warrants outstanding. Each public warrant entitles the registered holder to purchase 23 shares of Common Stock at a price of $264.50 per share, subject to adjustment. The public warrants will expire on December 21, 2025, or earlier upon redemption or liquidation.
There were no public warrants exercised for the three months ended March 31, 2024 and 2023.
VDL Nedcar Warrants
In February 2022, the Company and a company related to VDL Nedcar entered into an investment agreement, under which the VDL Nedcar-related company agreed to purchase shares of Common Stock for an aggregate value of $8.4 million, at the market price of Common Stock as of December 14, 2021. As a result, the Company issued 42.3 thousand shares of Common Stock upon execution of the agreement. The Company also issued a warrant to purchase an aggregate 42.3 thousand shares of Common Stock to VDL Nedcar at exercise prices ranging from $414.00 to $920.00 per share, which are classified as equity. The exercise period is from November 1, 2022, to November 1, 2025 ("Exercise Period"). The warrant can be exercised in whole or in part during the Exercise Period but can only be exercised in three equal tranches and after the stock price per Common Stock has reached at least the relevant exercise price. None of the warrants have been exercised as of March 31, 2024.
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

In connection with the Walmart EV Fleet Purchase Agreement, the Company entered into a Warrant Issuance Agreement with Walmart pursuant to which the Company issued to Walmart a Warrant to purchase an aggregate of 2.7 million shares of Common Stock, subject to certain anti-dilutive adjustments, at an exercise price of $49.45 per share, which represented approximately 20.0% ownership in the Company on a fully diluted basis as of the issuance date. As a result of the anti-dilution adjustments, as of March 31, 2024, the Warrant is exercisable for an aggregate of 2.9 million shares of Common Stock at a per share exercise price of $44.87. The Warrant has a term of 10 years and is vested with respect to 0.7 million shares of Common Stock. The Warrant will vest quarterly in amounts proportionate with the net revenue realized by the Company from transactions with Walmart or its affiliates under the Walmart EV Fleet Purchase Agreement or enabled by any other agreement between the Company and Walmart, and any net revenue attributable to any products or services offered by Walmart or its affiliates related to the Company, until such net revenue equals $300.0 million, at which time the Warrant will have vested fully.

Since the counterparty is also a customer, the issuance of the Warrant was determined to be consideration payable to a customer within the scope of ASC 606, Revenue from Contracts with Customers, and was measured at fair value on the Warrant’s issuance date. Warrants that vested immediately resulted in a corresponding deferred warrant asset presented on the Condensed Consolidated Balance Sheets under ASC 606 and amortized on a pro-rata basis, commencing upon initial performance, over the term of the Walmart EV Fleet Purchase Agreement.

The fair value of the Warrants at the issuance date was measured using the Black-Scholes-Merton option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	10.0
Risk free interest rate	3.0%
Expected volatility	91.3%
Dividend yield	—%
Exercise price	$49.45
Stock price	$83.49

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

As of March 31, 2024, a total of 0.7 million warrants have vested, of which none have been exercised.

Yorkville Warrants

In connection with the YA Convertible Debentures discussed in Note 9, as well as a previously paid off convertible debenture issued with a warrant to purchase 2.1 million shares, the Company issued warrants to Yorkville to purchase an aggregate of 5.5 million shares of Common Stock, with an exercise price of $12.42 per share (collectively, the “Yorkville Debenture Warrants”). The Yorkville Debenture Warrants are immediately exercisable and will expire five years from the issuance date.

The warrants were liability classified and subject to periodic remeasurement. The fair value of the warrants at the issuance date was measured using the Black-Scholes option pricing model. The warrants were reclassified to equity as a result of the special meeting the Company stockholders held on October 5, 2023. The Company elected to value the YA Convertible Debentures at fair value therefore the total proceeds from the transaction were allocated among the freestanding financial instruments. Refer to Note 9 for additional discussion. The total fair value of the warrants measured at issuance was $61.5 million. As of October 5, 2023, the warrants were reclassified to liability and the fair value of the warrants was $43.4 million.

In connection with the Yorkville PPA discussed in Note 9, on December 31, 2022, the Company issued warrants to Yorkville to purchase an aggregate of 1.3 million shares of Common Stock, with an exercise price of $26.45 per share and expiration date of December 31, 2023. On January 13, 2023, Yorkville partially exercised its option to increase its investment and the Company issued warrants to Yorkville to purchase an additional 0.2 million shares of Common Stock. Upon the expiration of the option on January 31, 2023, a $0.3 million gain was recognized as a result of remeasuring the warrant liability and $19.5 million was reclassified from liability to additional paid in capital. The exercise price of the warrants was adjusted to $24.15 per share on February 9, 2023 and subsequently adjusted to $14.26 per share on April 24, 2023.
On January 31, 2024, the Company and Yorkville entered into a Warrant Cancellation and Exchange Agreement (the “January WC&E Agreement”). Pursuant to the January WC&E Agreement, Yorkville surrendered to the Company and the Company cancelled all outstanding Yorkville Debenture Warrants, which outstanding Yorkville Debenture Warrants represented the right to purchase an aggregate of 5.5 million shares of Common Stock, and in exchange, the Company issued to Yorkville (i) a warrant to purchase 4.8 million shares of Common Stock at an exercise price of $4.14, exercisable beginning on July 31, 2024 and with an expiration date of February 1, 2029 (the “January First Warrant”) and (ii) a warrant to purchase 5.5 million shares of Common Stock at an exercise price of $4.14, exercisable beginning on July 31, 2024 and with an expiration date of February 1, 2029 (the “January Second Warrant” and together with the January First Warrant, collectively, the “January Yorkville Warrants”).

On March 12, 2024, the Company and Yorkville entered into a Warrant Cancellation and Exchange Agreement (the “March WC&E Agreement”). Pursuant to the March WC&E Agreement, on March 12, 2024, Yorkville surrendered to the Company and the Company cancelled all of the outstanding January Yorkville Warrants, and in exchange, the Company issued to Yorkville (i) a warrant to purchase 10.4 million shares of Common Stock at an exercise price of $1.37, exercisable beginning on September 12, 2024 and with an expiration date of March 13, 2029 and (ii) a warrant to purchase 10.9 million shares of Common Stock at an exercise price of $1.37, exercisable beginning on September 12, 2024 and with an expiration date of March 13, 2029 (the warrants set forth in clauses (i) and (ii), collectively, the "March Yorkville Warrants").

The warrants are classified as liabilities and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes-Merton option pricing model. The key inputs used in the valuation were as follows:

Expected term (year)	5.0
Expected volatility	131.1%
Dividend yield	—%
Risk free rate	4.2%
Estimated fair value per warrant	$3.30
Exercise price	$1.37
Stock price	$3.57
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

The fair value as of March 31, 2024 was $70.2 million resulting in a loss of $26.8 million for the three months ended March 31, 2024. The warrants were previously equity classified with a carrying value of $43.4 million prior to the January WC&E Agreement, at which point in time the warrants became liability classified. None of the warrants have been exercised as of March 31, 2024.
RDO SPA Warrants

On February 5, 2023, the Company received net proceeds of $49.4 million in connection with the RDO SPA. The Company issued the RDO SPA Warrants to multiple parties to purchase an aggregate of 2.2 million shares of Common Stock, with an exercise price of $29.90 per share and will be initially exercisable beginning six months following the date of issuance and will expire five years from the initial exercise date.

The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes-Merton option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	4.4
Expected volatility	131.1%
Expected dividend rate	—%
Risk free rate	4.2%
Estimated fair value per warrant	$2.19
Exercise price	$29.90
Stock price	$3.57

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

As the common stock and warrants were issued in a single transaction, the total proceeds from the transaction were allocated among the freestanding instruments. The fair value of the warrants measured at issuance was $40.0 million, with the remaining proceeds allocated to the common stock, which is included in additional paid-in capital presented in the Consolidated Balance Sheets. The fair value as of March 31, 2024 was $4.8 million resulting in a gain of $3.5 million for the three months ended March 31, 2024. None of the warrants have been exercised as of March 31, 2024.

June 2023 PIPE

On June 22, 2023, the Company received an aggregate of $8.8 million in connection with the Common Stock and Common Warrant Subscription Agreement. The Company issued warrants to multiple parties to purchase an aggregate of 0.7 million shares of Common Stock, with an exercise price of $15.41 per share and will be initially exercisable beginning six months following the date of issuance and will expire five years from the initial exercise date.

The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	4.7
Expected volatility	131.1%
Expected dividend rate	—%
Risk free rate	4.2%
Estimated fair value per warrant	$2.60
Exercise price	$15.41
Stock price	$3.57

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

The fair value of the warrants measured at issuance was $7.0 million, with the remaining proceeds allocated to the common stock, which is included in additional paid-in capital presented in the Consolidated Balance Sheets. As of March 31, 2024, the fair value of the warrants was $1.8 million resulting in a gain of $1.3 million for the three months ended March 31, 2024. None of the warrants have been exercised as of March 31, 2024.

I-40 Warrants
In connection with the lease agreement entered into with I-40 Partners discussed in Note 10, the Company issued warrants to I-40 Partners to purchase an aggregate of 0.1 million shares of Common Stock, with an exercise price of $14.93 per share and expiration date of October 7, 2028.
The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	4.5
Expected volatility	131.1%
Expected dividend rate	—%
Risk free rate	4.2%
Estimated fair value per warrant	$2.55
Exercise Price	$14.93
Stock Price	$3.57

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

The fair value of the warrants measured at issuance was $0.9 million with the remaining proceeds allocated to the Common Stock, which is included in additional paid-in capital presented in the Consolidated Balance Sheets. As of March 31, 2024, the fair value of the warrants was $0.3 million, resulting in a gain of $0.2 million for the three months ended March 31, 2024. None of the warrants have been exercised as of March 31, 2024.

August 2023 PIPE

On August 4, 2023, the Company received an aggregate of $3.0 million in connection with the Common Stock and Common Warrant Subscription Agreement. The Company issued warrants to multiple parties to purchase an aggregate of 0.2 million shares of Common Stock, with an exercise price of $15.41 per share and will be initially exercisable beginning six months following the date of issuance and will expire five years from the initial exercise date.

The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	4.8
Expected volatility	131.1%
Expected dividend rate	—%
Risk free rate	4.2%
Estimated fair value per warrant	$2.63
Exercise price	$15.41
Stock price	$3.57

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

As the common stock and warrants were issued in a single transaction, the total proceeds from the transaction were allocated among the freestanding instruments. The fair value of the warrants at issuance was $3.0 million, with the remaining proceeds allocated to the common stock, which is included in additional paid-in capital presented in the Consolidated Balance Sheets. As of March 31, 2024, the fair value of the warrants was $0.6 million resulting in a gain of $0.5 million for the three months ended March 31, 2024. None of the warrants have been exercised as of March 31, 2024.

Series B Preferred Stock Warrants

On September 29, 2023, the Company entered into the Series B Preferred Stock Purchase Agreement with the Series B Preferred Stock Purchaser in connection with the issuance, sale and delivery by the Company of an aggregate of 45,000 Series B Preferred Shares of the Series B Preferred Stock, which is convertible into shares of the Company’s Common Stock, and pursuant to which the Company issued the Series B Preferred Warrants to purchase approximately 1.0 million shares of Common Stock, with an exercise price of $12.91 per share and expiration date of October 12, 2028.

The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes-Merton option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	4.5
Expected volatility	131.1%
Expected dividend rate	—%
Risk free rate	4.2%
Estimated fair value per warrant	$2.61
Exercise price	$12.91
Stock price	$3.57
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

The total fair value of the warrants measured at issuance was $5.9 million. As of March 31, 2024, the fair value of the warrants was $2.6 million resulting in a gain of $1.9 million for the three months ended March 31, 2024. None of the warrants have been exercised as of March 31, 2024.

16. Net Loss per Share
The table below presents a reconciliation of the basic and diluted net loss per share that were computed for the following periods:

	March 31,
	2024	2023
Numerator:
Net loss attributable to Canoo	$(110,687)	$(90,732)
Less: dividend on redeemable preferred stock	862	—
Less: additional deemed dividend on redeemable preferred stock	—	—
Net loss available to common shareholders	$(111,549)	$(90,732)

Denominator:
Weighted-average common shares outstanding:
Basic and diluted	50,746	18,177

Net loss per common share:
Basic and diluted	$(2.20)	$(4.99)

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
The following table presents the outstanding potentially dilutive shares that have been excluded from the computation of diluted net loss per share, because including them would have an anti-dilutive effect (in thousands):

	March 31,
	2024	2023
Convertible debt (Note 9)	20,595	—
Restricted and performance stock units	4,174	1,251
Warrants to purchase common stock (Note 15)	27,268	—
Early exercise of unvested stock options	—	17
Options to purchase common stock	5	5
17. Income Taxes
As the Company has not generated any taxable income since inception, the cumulative deferred tax assets remain fully offset by a valuation allowance, and no benefit from federal or state income taxes has been included in the Condensed Consolidated Financial Statements.
18. Subsequent Events

On April 9, 2024 (the “Agreement Date”), the Company entered into a securities purchase agreement (the "Series C Preferred Stock Purchase Agreement") with certain special purpose vehicles managed by entities affiliated with Mr. Tony Aquila, the Company’s Chief Executive Officer and Executive Chair (collectively, the “Series C Preferred Stock Purchasers”), in connection with the issuance, sale and delivery by the Company of an aggregate of 10,000 of shares (the “Series C Preferred Shares”) of the Company’s Series C Cumulative Perpetual Redeemable Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock”), which is convertible into shares of Common Stock, and pursuant to which the Company issued warrants (the “Series C Warrants”) to purchase in the aggregate 4.4 million shares of Common Stock, for a total aggregate purchase price of $10,000,000. On May 3, 2024, the Company closed the sale of the Series C

Preferred Shares and the Series C Warrants to the Series C Preferred Stock Purchasers and filed the certificate of designation for the Series C Preferred Stock. The transaction is initially recognized on the settlement date of May 3, 2024.

Pursuant to the Series C Preferred Stock Purchase Agreement, on or prior to the date that is 20 business days after the Agreement Date, the Series C Preferred Stock Purchasers or entities affiliated with the Series C Preferred Stock Purchasers had the right, but not obligation, to purchase up to an additional $15,000,000 of Series C Preferred Shares and Series C Warrants on substantially identical terms to the transactions contemplated in the Series C Preferred Stock Purchase Agreement (the “Series C Preferred Stock Additional Purchase Right”). Pursuant to the Series C Preferred Stock Additional Purchase Right, the Series C Preferred Stock Purchasers and certain affiliated entities had in the aggregate elected to purchase 6,500 Series C Preferred Shares and 2.9 million Series C Warrants for a total aggregate purchase price of $6,500,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion and analysis should be read in conjunction with our Condensed Consolidated Interim Financial Statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q. The statements in this discussion regarding expected and other production timelines, development of our own manufacturing facilities, industry trends, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024 (the “Annual Report on Form 10-K”), Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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

(Loss) Gain on Fair Value Change in Warrant Liability and Derivative Liability

The loss on fair value change in the warrant liability and derivative liability is primarily due to the change in fair value of the corresponding warrant and derivative liability described in Note 4 and Note 15.

Loss on Fair Value Change in Convertible Debt

The loss on fair value change in convertible debt is due to the change in fair value of the convertible debentures further described in Note 9.

Gain (Loss) on Extinguishment of Debt

The gain on extinguishment of debt arose from the redemption of our convertible debt with Yorkville into Common Stock, as discussed in Note 9, Convertible Debt.
Other income (expense), net
Other income (expense), net is due to financing expenses related to the RDO SPA Warrants, as discussed in Note 15, Warrants.

Results of Operations
Comparison of the Three Months Ended March 31, 2024, and 2023
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended March 31,		$ Change	% Change
(in thousands)	2024	2023
Revenue	$—	$—	$—	NM
Cost of revenue	—	—	—	NM
Gross margin	—	—	—	NM
Operating Expenses
Research and development expenses, excluding depreciation	26,390	47,104	(20,714)	(44)%
Selling, general and administrative expenses, excluding depreciation	32,868	29,849	3,019	10%
Depreciation	3,390	4,575	(1,185)	(26)%
Total costs and operating expenses	62,648	81,528	(18,880)	(23)%
Loss from operations	(62,648)	(81,528)	18,880	(23)%
Interest expense	(5,624)	(296)	(5,328)	1800%
Gain on fair value change in contingent earnout shares liability	26	2,505	(2,479)	(99)%
(Loss) Gain on fair value change in warrant and derivative liability	(9,471)	17,342	(26,813)	NM
Loss on fair value change in convertible debt	(58,584)	—	(58,584)	NM
Gain (Loss) on extinguishment of debt	24,466	(26,739)	51,205	NM
Other income (expense), net	1,148	(2,016)	3,164	NM
Loss before income taxes	(110,687)	(90,732)	(19,955)	22%
Provision for income taxes	—	—	—	NM
Net loss and comprehensive loss	$(110,687)	$(90,732)	$(19,955)	22%
“NM” means not meaningful.

Research and Development Expenses, excluding Depreciation

Research and development expenses, excluding depreciation, were $26.4 million for the three months ended March 31, 2024, compared to $47.1 million for the three months ended March 31, 2023. The decrease of $20.7 million, or 44% was primarily due to decrease in research and development costs of $4.6 million, salary and related benefit expense of $8.3 million, stock based compensation expense of $3.5 million and shipping and postage expense of $3.4 million. Other factors affecting research and development expenses were individually immaterial.

Research and development costs were $3.7 million for the three months ended March 31, 2024, compared to $8.3 million for the three months ended March 31, 2023. The decrease of $4.6 million or 56%, in research and development cost was primarily due to decrease in spending related to engineering and design, gamma parts, prototype tooling, and redirecting focus on initiatives related to commencing low-volume production.

Salary and related benefit expense was $19.0 million for the three months ended March 31, 2024, compared to $27.3 million for the three months ended March 31, 2023. The decrease of $8.3 million or 30% in salary and related expense, was primarily due to changes in headcount mix from engineering to manufacturing, turnover of employees and a decrease in temporary employees driven by the Company's focus on essential activities.

Stock based compensation expense was $0.6 million for the three months ended March 31, 2024, compared to $4.1 million for the three months ended March 31, 2023. The decrease of $3.5 million or 85% in stock based compensation expense, was primarily due to fewer grants of restricted stock units in the current period, and a decrease in compensation expenses recorded during the current period as a result of graded vesting of certain prior period grants which results in higher stock-based compensation expense in the earlier years. See further discussion in Note 14, Stock-based Compensation, of the notes to our accompanying financial statements.

Shipping and postage expense was $0.5 million for the three months ended March 31, 2024, compared to $3.9 million for the three months ended March 31, 2023. The decrease of $3.4 million or 86% in shipping and postage expense, was primarily due to decreased shipping activity and related costs as well as general office expenses.
Selling, General and Administrative Expenses, excluding Depreciation
Selling, general and administrative expenses, were $32.9 million for the three months ended March 31, 2024, compared to $29.8 million for the three months ended March 31, 2023. The increase of $3.1 million or 10% was primarily due to increase in stock based compensation expense of $4.6 million and in salary and benefits expense of $2.0 million. Other factors affecting selling, general and administrative expenses were individually immaterial.
Salary and related benefit expense was $6.4 million for the three months ended March 31, 2024, compared to $8.4 million for the three months ended March 31, 2023. The decrease of $2.0 million or 23% in salary and related expense, was primarily due to changes in headcount driven by turnover, and the Company's focus on essential activities.
Stock based compensation expense was $10.3 million for the three months ended March 31, 2024, compared to $5.7 million for the three months ended March 31, 2023. The increase of $4.6 million or 81% in stock based compensation expense, was primarily due to immediate award vesting related to the CEO RSU grants. See further discussion in Note 14, Stock-based Compensation, of the notes to our accompanying financial statements.
Depreciation Expense
Depreciation expense was $3.4 million for the three months ended March 31, 2024, compared to $4.6 million for the three months ended March 31, 2023. The decrease of $1.2 million or 26% was primarily due to certain assets being fully depreciated.
Interest (expense)
Interest expense was $5.6 million for the three months ended March 31, 2024, compared to $0.3 million for the three months ended March 31, 2023. The increase of $5.3 million or 1800% was primarily due to additional interest expense due to an increase in convertible debt balance.
Gain on Fair Value Change in Contingent Earnout Shares Liability
Gain on fair value change in contingent earnout shares liability was nominal for the three months ended March 31, 2024, compared to $2.5 million for the three months ended March 31, 2023. The decrease of $2.5 million was a result of the periodic remeasurement of the fair value of our contingent earnout shares liability, primarily driven by the declining stock price.

(Loss) Gain on Fair Value Change in Warrant and Derivative Liability
Loss on fair value change in warrant and derivative liability was $9.5 million for the three months ended March 31, 2024, compared to a gain of $17.3 million for the three months ended March 31, 2023. The change was primarily due the fair value change of the corresponding warrant liability related to warrants discussed in Note 15. The number of outstanding warrants increased as a result of the March WC&E Agreement. The Company recognized a gain related to derivative liabilities the three months ended March 31, 2024, due to change in fair value of the Series B Preferred Stock Purchase Agreement derivative.

Gain (Loss) on Extinguishment of Debt
Gain on extinguishment of debt was $24.5 million for the three months ended March 31, 2024, compared to loss of $26.7 million for the three months ended March 31, 2023. The change was due to extinguishments of the Yorkville PPAs and Convertible Debentures discussed in Note 9.
Loss on Fair Value Change in Convertible Debt
Loss on fair value change of convertible debt was $58.6 million for the three months ended March 31, 2024, as compared to $0.0 million for the three months ended March 31, 2023. The change was primarily due the Company electing the fair value option for debt instruments issued during March 31, 2024, discussed in Note 9.

Other income (expense), net

Other income, net was $1.1 million for the three months ended March 31, 2024, compared to $2.0 million of expense for the three months ended March 31, 2023. Factors affecting Other income (expense), net were related to miscellaneous incentive and other income, all individually immaterial.
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

These non-GAAP financial measures, when presented, are reconciled to the most closely comparable U.S. GAAP measure as disclosed below for the three months ended March 31, 2024 and 2023, respectively (in thousands):

	Three Months Ended March 31,
	2024			2023
	EBITDA	Adjusted EBITDA	Adjusted Net Loss	EBITDA	Adjusted EBITDA	Adjusted Net Loss
Net loss	$(110,687)	$(110,687)	$(110,687)	$(90,732)	$(90,732)	$(90,732)
Interest expense (income)	5,624	5,624	—	296	296	—
Provision for income taxes	—	—	—	—	—	—
Depreciation	3,390	3,390	—	4,575	4,575	—
Gain on fair value change in contingent earnout shares liability	—	(26)	(26)	—	(2,505)	(2,505)
(Loss) Gain on fair value change in warrant and derivative liability	—	9,471	9,471	—	(17,342)	(17,342)
Gain (Loss) on extinguishment of debt	—	(24,466)	(24,466)	—	26,739	26,739
Loss on fair value change in convertible debt	—	58,584	58,584	—	—	—
Other income (expense), net	—	(1,148)	(1,148)	—	2,016	2,016
Stock-based compensation	—	10,954	10,954	—	9,836	9,836
Non-cash legal settlement	—	—	—	—	—	—
Adjusted Non-GAAP amount	$(101,673)	$(48,304)	$(57,318)	$(85,861)	$(67,117)	$(71,988)

US GAAP net loss per share
Basic	N/A	N/A	(2.20)	N/A	N/A	(4.99)
Diluted	N/A	N/A	(2.20)	N/A	N/A	(4.99)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic	N/A	N/A	(1.13)	N/A	N/A	(3.96)
Diluted	N/A	N/A	(1.13)	N/A	N/A	(3.96)

Weighted-average common shares outstanding:
Basic	N/A	N/A	50,746	N/A	N/A	18,177
Diluted	N/A	N/A	50,746	N/A	N/A	18,177

Liquidity and Capital Resources
As of March 31, 2024, we had unrestricted cash and cash equivalents in the amount of $3.7 million, which were primarily invested in money market funds that consist of liquid debt securities issued by the U.S. government. In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. Additionally, see discussion related to the operating lease maturity schedule and any new leases entered into in Note 10 of the notes to our accompanying financial statements.

We have incurred and expect to incur, net losses which have resulted in an accumulated deficit of $1.6 billion as of March 31, 2024. Management continues to explore raising additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing to supplement the Company’s capitalization and liquidity. If and as we raise additional funds by incurring loans or by issuing debt securities or preferred stock, these forms of financing have rights, preferences, and privileges senior to those of holders of our Common Stock. The availability and the terms under which we are able to raise additional capital could be disadvantageous, and the terms of debt financing or other non-dilutive financing involve restrictive covenants and dilutive financing instruments, which could place significant restrictions on our operations. Macroeconomic conditions and credit markets are also impacting the availability and cost of potential future debt financing. As we raise capital through the issuance of additional equity, such sales and issuance has and will continue to dilute the ownership interests of the existing holders of Common Stock. There can be no assurances that any additional debt, other non-dilutive and/or equity financing would be available to us on favorable terms or at all.

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
Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	Three Months Ended March 31,
Consolidated Cash Flow Statements Data	2024	2023
Net cash used in operating activities	$(47,519)	$(67,216)
Net cash used in investing activities	(4,923)	(18,435)
Net cash provided by financing activities	49,785	56,076
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
Our cash outflow from operating activities primarily consist of payments related to our research and development and selling, general and administration expenses. Total expenditure as it relates to research and development excluding depreciation was $26.4 million during the three months ended March 31, 2024, of which $0.6 million related to stock-compensation expenses. We also incurred selling, general and administration expenses of $32.9 million for the three months ended March 31, 2024, of which $10.3 million related to stock-compensation expenses. The expenses include salaries and benefits paid to employees as primarily all salaries and benefits were paid in cash during the three months ended March 31, 2024.

Cash Flows from Investing Activities
We generally expect to experience negative cash flows from investing activities as we expand our business and continue to build our infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth.
Net cash used in investing activities was approximately $4.9 million for the three months ended March 31, 2024, related to purchases of production tooling, machinery, and equipment to support manufacturing activities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $49.8 million for the three months ended March 31, 2024, which primarily consisted of proceeds from issuance of convertible debt of $83.3 million, offset by repayment of convertible debt of $33.0 million.
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
There have been no material changes to our critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2023. For a discussion of our critical accounting estimates, see the section titled “Critical Accounting Policies and Estimates” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included in our Annual Report on Form 10-K.
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
Interest Rate Risk

We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents. We had cash and cash equivalents totaling $3.7 million as of March 31, 2024. Our cash and cash equivalents were invested primarily in money market funds and are not invested for trading or speculative purposes. However, due to the short-term nature and the low-risk profile of the money market funds, we do not believe a sudden increase or decrease in market interest rates would have a material effect on the fair market value of our portfolio.
Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Inflationary factors such as increases in material costs (e.g., semiconductor chips) or overhead costs may adversely affect our business, financial condition, and operating costs upon commencing commercial operations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Executive Chair and CEO and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. We have established and currently maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on an evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For a description of any material pending legal proceedings, please see Note 11, Commitments and Contingencies, of the notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K. Any of the risk factors included in the Annual Report on Form 10-K could result in a significant or material adverse effect on our results of operations, financial condition or cash flows. Additional risk factors not presently known to use or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

During the three months ended March 31, 2024, the Company issued 94,673 shares of Common Stock in the aggregate to certain consultants pursuant to their respective contractual arrangements with the Company. Each issuance of shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. Furthermore, each consultant represented to the Company that it is an "accredited investor" as defined in Rule 501 of the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended March 31, 2024, no director or officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
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

3.4
Certificate of Amendment, dated October 6, 2023, to the Second Amended and Restated Certificate of Incorporation of Canoo Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on October 6, 2023)

3.5
Certificate of Designation of the Company for the 7.5% Series B Cumulative Perpetual Redeemable Preferred Stock, dated October 12, 2023 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on October 12, 2023)

3.6
Certificate of Amendment, dated March 7, 2024, to the Second Amended and Restated Certificate of Incorporation of Canoo Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on March 8, 2024)

3.7
Certificate of Designation of the Company for the Series C Cumulative Perpetual Redeemable Preferred Stock, dated May 3, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 6, 2024)

4.1	Form of Warrant (incorporated by reference to Exhibit A of Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2024)
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2024)
10.1
Supplemental Agreement, dated January 11, 2024, by and between Canoo Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2024)

10.2
Supplemental Agreement, dated January 31, 2024, by and between Canoo Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2024)

10.3	Warrant Cancellation and Exchange Agreement, dated January 31, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2024)
10.4
Separation, Consulting and General Release Agreement, dated February 5, 2024, by and between Canoo Inc. and Josette Sheeran (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2024)

10.5
Separation, Consulting and General Release Agreement, dated February 5, 2024, by and between Canoo Inc. and Kenneth Manget (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 7, 2024)

10.6
Supplemental Agreement, dated March 12, 2024, by and between Canoo Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2024)

10.7	Warrant Cancellation and Exchange Agreement, dated March 12, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2024)
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
Date: May 15, 2024

CANOO INC.

By:	/s/ Tony Aquila
Name:	Tony Aquila
Title:	Chief Executive Officer and Executive Chair of the Board
(Principal Executive Officer)

By:	/s/ Greg Ethridge
Name:	Greg Ethridge
Title:	Chief Financial Officer
(Principal Financial Officer)