Form 10-Q
period 2024-06-30
Canoo Inc.
filed 2024-08-14
CIK 1750153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
__________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

As of August 13, 2024, there were 77,889,254 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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
•Any changes as a result of our Employee Reorganization Plan could adversely affect and disrupt our business and results of operations.
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
•In connection with each of our previous seven Form 10-Qs (beginning with the quarter ended March 31, 2022) and each of our previous two Form 10-Ks, our management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern.
•Outstanding amounts and limited capacity under the Yorkville PPAs will make us more vulnerable to downturns in our financial condition.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CANOO INC. Condensed Consolidated Balance Sheets (in thousands, except par values) (unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$4,513	$6,394
Restricted cash, current	3,983	3,905
Inventory	9,302	6,153
Prepaids and other current assets	15,557	16,099
Total current assets	33,355	32,551
Property and equipment, net	380,129	377,100
Restricted cash, non-current	10,600	10,600
Operating lease right-of-use assets	34,489	36,241
Deferred warrant asset	50,175	50,175
Deferred battery supplier cost, non-current	28,900	30,000
Other non-current assets	5,674	5,338
Total assets	$543,322	$542,005

Liabilities and stockholders' equity
Liabilities
Current liabilities
Accounts payable	$73,634	$65,306
Accrued expenses and other current liabilities	70,591	63,901
Convertible debt, current	47,228	51,180
Derivative liability, current	—	860
Financing liability, current	3,573	3,200
Total current liabilities	195,026	184,447
Contingent earnout shares liability	—	41
Operating lease liabilities, non-current	34,035	35,722
Derivative liability, non-current	33,242	25,919
Financing liability, non-current	28,727	28,910
Warrant liability, non-current	55,995	17,390
Total liabilities	$347,025	$292,429

Commitments and contingencies (Note 11)

Redeemable preferred stock, $0.0001 par value; 10,000 authorized, 62 and 45 shares issued and outstanding as of June 30, 2024, and December 31, 2023 respectively.	$7,546	$5,607

Stockholders’ equity
Common stock, $0.0001 par value; 2,000,000 authorized as of June 30, 2024 and December 31, 2023, respectively; 72,902 and 37,591 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively (1)	7	4
Additional paid-in capital (1)	1,786,235	1,725,809
Accumulated deficit	(1,597,491)	(1,481,844)
Total preferred stock and stockholders’ equity	196,297	249,576
Total liabilities, preferred stock and stockholders’ equity	$543,322	$542,005
(1) Periods presented have been adjusted to reflect the 1-for-23 reverse stock split on March 8, 2024. See Note 1- Organization and Basis of Presentation - Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CANOO INC. Condensed Consolidated Statements of Operations (in thousands, except per share values) Three and Six Months Ended June 30, 2024 and 2023 (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Revenue	$605	$—	$605	$—
Cost of revenue	1,845	—	1,845	—
Gross margin	(1,240)	—	(1,240)	—

Operating Expenses
Research and development expenses, excluding depreciation	16,784	38,582	43,174	85,686
Selling, general and administrative expenses, excluding depreciation	21,804	30,421	54,672	60,270
Depreciation	3,364	4,562	6,753	9,137
Total operating expenses	41,952	73,565	104,599	155,093
Loss from operations	(43,192)	(73,565)	(105,839)	(155,093)

Other (expense) income
Interest expense	(1,551)	(2,264)	(7,174)	(2,560)
Gain on fair value change in contingent earnout shares liability	15	59	41	2,564
Gain on fair value change in warrant and derivative liability	48,308	5,623	38,836	22,965
Loss on fair value change in convertible debt and other	(8,532)	—	(67,116)	—
Gain (Loss) on extinguishment of debt and other	(4)	(949)	24,462	(27,688)
Other income (expense), net	(4)	226	1,143	(1,790)
Loss before income taxes	(4,960)	(70,870)	(115,647)	(161,602)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss attributable to Canoo	$(4,960)	$(70,870)	(115,647)	(161,602)
Less: dividend on redeemable preferred stock	1,077	—	1,939	—
Less: additional deemed dividend on redeemable preferred stock	—	—	—	—
Net loss and comprehensive loss available to common shareholders	(6,037)	(70,870)	(117,586)	(161,602)

Per Share Data:
Net loss per share, basic and diluted (1)	$(0.09)	$(3.22)	$(1.95)	$(8.04)
Weighted-average shares outstanding, basic and diluted (1)	69,619	21,982	60,199	20,100

(1) Periods presented have been adjusted to reflect the 1-for-23 reverse stock split on March 8, 2024. See Note 1- Organization and Basis of Presentation - Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CANOO INC.

Condensed Consolidated Statement of Redeemable Preferred Stock and Stockholders’ Equity (in thousands) Three and Six Months Ended June 30, 2024 (unaudited)

	Redeemable Preferred Stock		Common stock (1)		Additional paid-in capital (1)	Accumulated deficit	Total preferred stock and stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	45	$5,607	37,591	$4	$1,725,809	$(1,481,844)	$249,576
Issuance of shares for restricted stock units vested	—	—	1,892	—	—	—	—
Issuance of shares under employee stock purchase plan	—	—	26	—	79	—	79
Issuance of shares under the PPA	—	—	21,935	2	54,938	—	54,940
Issuance of shares under Convertible Debentures	—	—	4,672	—	22,254	—	22,254
Exchange of YA warrants	—	—	—	—	(43,416)	—	(43,416)
Issuance of shares to vendor for services	—	—	290	—	562	—	562
Accretion of preferred shares	—	862	—	—	(862)	—	—
Stock-based compensation	—	—	—	—	10,954	—	10,954
Net loss and comprehensive loss	—	—	—	—	—	(110,687)	(110,687)
Balance as of March 31, 2024	45	$6,469	66,406	$6	$1,770,318	$(1,592,531)	$184,262
Repurchase of unvested shares - forfeitures							—
Issuance of shares for restricted stock units vested	—	—	111	—	—	—	—
Issuance of shares under employee stock purchase plan	—	—	20	—	35	—	35
Issuance of shares under the PPA	—	—	6,291	1	15,606		15,607
Issuance of shares under preferred shares agreement	17	—	—	—	—	—	—
Accretion of preferred shares	—	1,077	—	—	(1,077)	—	—
Issuance of shares to vendor for services	—	—	74	—	225	—	225
Stock-based compensation	—	—	—	—	1,128	—	1,128
Net loss and comprehensive loss	—	—	—	—	—	(4,960)	(4,960)
Balance as of June 30, 2024	62	$7,546	72,902	$7	$1,786,235	$(1,597,491)	$196,297
(1) Periods presented have been adjusted to reflect the 1-for-23 reverse stock split on March 8, 2024. See Note 1- Organization and Basis of Presentation - Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CANOO INC.

Condensed Consolidated Statement of Redeemable Preferred Stock and Stockholders’ Equity (in thousands) Three and Six Months Ended June 30, 2023 (unaudited)

	Redeemable Preferred Stock		Common stock (1)		Additional paid-in capital (1)	Accumulated deficit	Total preferred stock and stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	15,452	$2	$1,416,394	$(1,179,823)	$236,573
Repurchase of unvested shares - forfeitures	—	—	(1)	—	—	—	—
Issuance of shares for restricted stock units vested	—	—	120	—	—	—	—
Issuance of shares upon exercise of vested stock options	—	—	—	—	—	—	—
Issuance of shares under employee stock purchase plan	—	—	30	—	389	—	389
Vesting of early exercised stock options and restricted stock awards	—	—	—	—	26	—	26
Issuance of shares under the PPA	—	—	2,903	—	64,389	—	64,389
Reclassification of warrant liability to additional paid-in capital	—	—	—	—	19,510	—	19,510
Issuance of shares under SPA, net of offering costs	—	—	2,174	—	10,161	—	10,161
Issuance of warrants to placement agent under SPA	—	—	—	—	1,600	—	1,600
Stock-based compensation	—	—	—	—	9,836	—	9,836
Net loss and comprehensive loss	—	—	—	—	—	(90,732)	(90,732)
Balance as of March 31, 2023	—	$—	20,678	$2	$1,522,305	$(1,270,555)	$251,752
Repurchase of unvested shares - forfeitures	—	—	(1)	—	—	—	—
Issuance of shares for restricted stock units vested	—	—	88	—	—	—	—
Issuance of shares under employee stock purchase plan	—	—	26	—	246	—	246
Vesting of early exercised stock options and restricted stock awards	—	—	—	—	2	—	2
Proceeds from exercise of YA warrants	—	—	1,488	—	21,223	—	21,223
Issuance of shares under PIPE agreement	—	—	710	—	1,753	—	1,753
Issuance of shares under the ATM, net of offering costs	—	—	83	—	1,155	—	1,155
Issuance of shares under YA convertible debenture	—	—	1,552	—	19,021	—	19,021
Issuance of shares under I-40 financing arrangement	—	—	101	—	1,506	—	1,506
Issuance of shares to vendor for services	—	—	9	—	250	—	250
Stock-based compensation	—	—	—	—	6,707	—	6,707
Net loss and comprehensive loss	—	—	—	—	—	(70,870)	(70,870)
Balance as of June 30, 2023	—	$—	24,735	$2	$1,574,168	$(1,341,425)	$232,745
(1) Periods presented have been adjusted to reflect the 1-for-23 reverse stock split on March 8, 2024. See Note 1- Organization and Basis of Presentation - Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CANOO INC.

Condensed Consolidated Statements of Cash Flows (in thousands) Six Months Ended June 30, 2024 and 2023 (unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(115,647)	$(161,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,845	9,137
Non-cash operating lease expense	1,752	1,658
Stock-based compensation expense	12,082	16,543
Gain on fair value change of contingent earnout shares liability	(41)	(2,564)
Loss (Gain) on fair value change in warrants liability	(22,046)	(23,015)
Loss (Gain) on fair value change in derivative liability	(16,790)	50
Loss (Gain) on extinguishment of debt and other	(24,462)	27,688
Loss on fair value change in convertible debt and other	67,116	—
Non-cash debt discount	3,142	1,538
Non-cash interest expense	3,410	1,386
Financing charges incurred upon issuance of PPAs	910	800
Common shares issued to vendor for services	658	250
Changes in assets and liabilities:
Inventory	(3,149)	(2,358)
Prepaid expenses and other current assets	543	(2,060)
Other assets	764	(2,614)
Accounts payable, accrued expenses and other current liabilities	1,494	5,619
Net cash used in operating activities	(83,419)	(129,544)

Cash flows from investing activities:
Purchases of property and equipment	(6,923)	(33,905)
Net cash used in investing activities	(6,923)	(33,905)

Cash flows from financing activities:
Proceeds from sale of employee retention credits	9,013	—
Payment of offering costs	—	(400)
Proceeds from exercise of YA warrants	—	21,223
Proceeds from issuance of shares under PIPEs	—	8,750
Proceeds from employee stock purchase plan	114	635
Proceeds from issuance of shares under RDO, net of issuance cost	—	50,961
Proceeds from convertible debenture	—	45,120
Payment of transaction costs	—	(25)
Payment made on financing arrangement	—	(205)
Proceeds for issuance of shares under ATM	—	1,155
Payment made on I-40 lease	(1,428)	—
Proceeds from PPA, net of issuance costs	97,347	5,001
Repayment of PPAs	(33,007)	—
Proceeds from preferred shares transaction	16,500	—
Net cash provided by financing activities	88,539	132,215
Net decrease in cash, cash equivalents, and restricted cash	(1,803)	(31,234)

Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	20,899	50,615

	Six months ended June 30,
	2024	2023
Cash, cash equivalents, and restricted cash, end of period	$19,096	$19,381

Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents at end of period	$4,513	$4,993
Restricted cash, current at end of period	3,983	3,788
Restricted cash, non-current at end of period	10,600	10,600
Total cash, cash equivalents, and restricted cash at end of period shown in the Condensed Consolidated Statements of Cash Flows	$19,096	$19,381

Supplemental non-cash investing and financing activities
Acquisition of property and equipment included in current liabilities	$58,411	$68,050
Acquisition of property and equipment included in current liabilities during the period	$2,951	$58,459
Acquisition of property and equipment included in financing liabilities	$—	$34,275
Offering costs included in current liabilities	$903	$903
Recognition of operating lease right-of-use asset	$—	$272
Reclassification of warrant liability to additional paid in capital	$—	$19,510
Issuance of shares for extinguishment of convertible debt under PPA agreement	$70,547	$64,389
Issuance of shares for extinguishment of convertible debt under convertible debenture	$22,254	$19,021
Exchange of equity classified warrants	$43,416	$—
Accretion on preferred shares	$1,939	$—
Recognition of warrant liability	$17,236	$47,942
Recognition of derivative liability	$24,857	$4,310
Non-cash settlement of accounts payable	$125	$—

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
Liquidity and Capital Resources

The Company’s principal sources of liquidity are its unrestricted cash balance and the Company's principal access to capital is under the July 2024 PPA (as defined in Note 18). The Company has incurred losses and negative cash flows from operating activities since inception and has a working capital deficit. The Company had negative cash flows from operating activities of $83.4 million for the six months ended June 30, 2024. The Company expects to continue to incur net losses and negative cash flows from operating activities in accordance with its operating plan and expects that expenditures will increase significantly in connection with its ongoing activities. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
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
The Company has elected the fair value option to account for the YA Convertible Debentures, the Ninth Pre-Paid Advance, the Tenth Pre-Paid Advance and the June Prepaid Advance (all as defined in Note 9 and collectively "Convertible Debt") and recorded such instruments at fair value upon issuance. The Company records changes in fair value in the Condensed Consolidated Statements of Operations, with the exception of changes in fair value due to instrument-specific credit risk which, if present, will be recorded as a component of other comprehensive income. Interest expense related to the Convertible Debt is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the Convertible Debt were expensed as incurred.
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

Cancellation of an existing equity-classified award along with a concurrent grant of a replacement award is accounted for as a modification under ASC 718. Total compensation cost to be recognized in connection with a modification and concurrent grant of a replacement award is equal to the original grant date fair value plus any incremental fair value, calculated as the excess of the fair value of the replacement award over the fair value of the original awards on the cancellation date. Any incremental compensation cost related to vested awards is recognized immediately on the modification date. Any incremental compensation cost related to unvested awards is recognized prospectively over the remaining service period, in addition to the remaining unrecognized grant date fair value.

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
4. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as required by ASC 820, by level, within the fair value hierarchy as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Fair Value	Level 1	Level 2	Level 3
Liability
Contingent earnout shares liability	$—	$—	$—	$—
Derivative liability, current	$—	$—	$—	$—
Convertible debt, current	$47,228	$—	$—	$47,228
Derivative liability, non-current	$33,242	$—	$—	$33,242
Warrant liability, non-current	$55,995	$—	$55,995	$—

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Liability
Contingent earnout shares liability	$41	$—	$—	$41
Derivative liability, current	$860	$—	$—	$860
Convertible debt, current	$16,052	$—	$—	$16,052
Derivative liability, non-current	$25,919	$—	$—	$25,919
Warrant liability, non-current	$17,390	$—	$17,390	$—

The Company’s Contingent Earnout liability, convertible debt, derivative liabilities are considered “Level 3” fair value measurement. Refer to Note 2 for discussion of the Company’s methods for valuation.

The Company entered into the Ninth Pre-Paid Advance, Tenth Pre-Paid Advance and June Prepaid Advance as discussed in Note 9, whereby the Company elected to account transactions under the fair value option of accounting upon issuance. The Ninth Pre-Paid Advance was fully paid off as of the end of the reporting period. The Company estimated the fair value of the Tenth Pre-Paid Advance and June Prepaid Advance based on assumptions used in the Monte Carlo simulation model using the following inputs as of the end of the reporting period:

	Tenth Pre-Paid Advance	June Prepaid Advance

Stock price	$2.13	$2.13
Risk free interest rate	5.4%	5.3%
Interest rate	5.0%	5.0%
Expected volatility	116.7%	144.0%
Expected dividend yield	—%	—%
Remaining term (in years)	0.2	0.5
Following is a summary of the change in fair value of the Convertible Debt for the six months ended June 30, 2024 and June 30, 2023 (in thousands).

	Six months ended June 30,
Convertible Debt	2024	2023
Beginning fair value	$16,052	$—
Additions during the period	46,894	—
Payments in cash and common stock during the period	(57,241)	—
Change in fair value during the period	41,523	—
Ending fair value	$47,228	—
As the proceeds of the freestanding instruments identified within the Ninth Pre-Paid Advance exceeded the fair value, a gain on issuance on convertible debt was recognized. As the fair value of the freestanding instruments identified within the Tenth Pre-Paid Advance and June Prepaid Advance exceeded the proceeds received, losses on issuance on convertible debt were recognized. Refer to Note 9 for further information.
The Company has a contingent obligation to issue shares of Common Stock to certain stockholders and employees upon the achievement of certain market share price milestones within specified periods. Issuances are made in three tranches of approximately 0.2 million shares, for a total of 0.7 million shares, each upon reaching share price targets within specified time frames from December 21, 2020 ("Earnout Date"). The first tranche was not issued given the share price did not reach the specified threshold as of December 21, 2022. The second tranche will be issued if the share price reaches $575.00 within four years of the closing of the Earnout Date. The third tranche will be issued if the share price reaches $690.00 within five years of the Earnout Date. The tranches may also be issued upon a change of control transaction that occurs within the respective timeframes and results in per share consideration exceeding the respective share price target. As of June 30, 2024, the Company has a remaining contingent obligation to issue 0.4 million shares of Common Stock.
Following is a summary of the change in fair value of the Earnout Shares liability for the six months ended June 30, 2024 and June 30, 2023 (in thousands).

	Six months ended June 30,
Earnout Shares Liability	2024	2023
Beginning fair value	$41	$3,013
Change in fair value during the period	(41)	(2,564)
Ending fair value	$—	$449

The Company entered into a Lease Agreement ("Lease Agreement") with I-40 OKC Partners LLC ("I-40") which contained a "Market Value Shortfall" provision that meets the definition of a derivative, valued at $0.6 million at inception. The shortfall expired in April 2024, upon which the Company recorded a gain on the derecognition of the liability of $1.6 million. The amount was included within Gain (Loss) on extinguishment of debt and other. The fair value of the Market Value Shortfall derivative measured as of December 31, 2023 and immediately prior to expiration was $0.9 million and $1.6 million, respectively, resulting in a loss of $0.7 million during the six months ended June 30, 2024 which is included within Gain on fair value change in warrant and derivative liability.
The Company entered into the Series B Preferred Stock Purchase Agreement with the Series B Preferred Stock Purchaser whose conversion feature meets the definition of a derivative liability which requires bifurcation (refer to Note 13). The Company estimated the fair value of the conversion feature derivative embedded in the Series B Preferred Stock Purchase Agreement based on assumptions used in the Monte Carlo simulation model using the following inputs as of the end of the reporting period: the price of the Company’s Common Stock of $2.13; a risk-free interest rate of 4.4%; expected volatility of the Company’s Common Stock of 117.5%; expected dividend yield of 0.0%; and remaining term of 4.28 years. The fair value of the conversion feature derivative measured as of December 31, 2023 and June 30, 2024 was $25.9 million and $14.7 million, respectively, resulting in a gain of $11.2 million during the six months ended June 30, 2024 included within Consolidated Statement of Operations.
The Company entered into the Series C Preferred Stock Purchase Agreement with the Series C Preferred Stock Purchasers (as defined in Note 13) whose conversion feature meets the definition of a derivative liability which requires bifurcation. The Company estimated the fair value of the conversion feature derivative embedded in the Series C Preferred Stock Purchase Agreement based on assumptions used in the Monte Carlo simulation model using the following inputs as of the end of the reporting period: the price of the Company’s Common Stock of $2.13; a risk-free interest rate of 4.3%; expected volatility of the Company’s Common Stock of 117.5%; expected dividend yield of 0.0%; and remaining term of 4.77 years. The fair value of the conversion feature derivative measured as of issuance and June 30, 2024 was $24.9 million and $18.5 million, respectively, resulting in a gain of $6.4 million during the six months ended June 30, 2024 included within Consolidated Statement of Operations.

	Six months ended June 30,
Derivative liability	2024	2023
Beginning fair value	$26,779	$—
Additions during the period	24,857	—
Derecognition of liability upon expiration of agreement	(1,604)	—
Change in fair value during the period	(16,790)	4,359
Ending fair value	$33,242	$4,359

Refer to Note 15 for discussion related to warrants fair value measurements.

5. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expense	$8,133	$9,300
Short term deposits	5,428	6,312
Deferred battery supplier cost	1,100	—
Other current assets	896	487
Prepaids and other current assets	$15,557	$16,099

6. Inventory
    As of June 30, 2024 and December 31, 2023, the inventory balance was $9.3 million and $6.2 million, respectively, which consisted primarily of raw materials related to the production of vehicles for sale. The Company writes-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories ("LCNRV") is less than the carrying value. No write-downs were recorded for the three and six months ended June 30, 2024 and June 30, 2023.
7. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Tooling, machinery, and equipment	$50,600	$44,025
Computer hardware	8,925	8,921
Computer software	9,835	9,835
Vehicles	1,555	1,528
Building	28,475	28,475
Land	5,800	5,800
Furniture and fixtures	877	788
Leasehold improvements	15,575	17,470
Construction-in-progress	312,439	307,489
Total property and equipment	434,081	424,331
Less: Accumulated depreciation	(53,952)	(47,231)
Total property and equipment, net	$380,129	$377,100
Construction-in-progress is primarily related to the development of manufacturing lines as well as equipment and tooling necessary in the production of the Company’s vehicles. Completed tooling assets are transferred to their respective asset classes and depreciation begins when an asset is ready for its intended use.
Depreciation expense for property and equipment was $3.4 million and $6.8 million for the three and six months ended June 30, 2024 respectively, of which a nominal amount is included in cost of revenue. Depreciation expense for property and equipment was $4.6 million and $9.1 million or the three and six months ended June 30, 2023, respectively.
8. Accrued Expenses and Other Current liabilities
Accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued property and equipment purchases	$29,472	$29,433
Accrued research and development costs	12,505	15,913
Accrued professional fees	7,051	6,623
ERC financing liability	9,013	—
Operating lease liabilities, current portion	3,273	3,086
Other accrued expenses	9,277	8,846
Total accrued expenses and other current liabilities	$70,591	$63,901
The ERC financing liability represents the amount received in May 2024, in accordance with an agreement entered into with a third-party investor ("ERC Agreement") pursuant to which the investor purchased, for approximately $9.0 million in cash, the economic interest, at a discount, in our rights to payment from the Internal Revenue Service

("IRS") with respect to the employee retention credits for the nine month period ended September 30, 2021, as filed by the Company in January 2024 under the Coronavirus Aid, Relief, and Economic Security Act. The amount received by the Company pursuant to the ERC Agreement was recorded as an accrued liability, pending final determination by and receipt of such payment from the IRS.
9. Convertible Debt
Yorkville PPAs
Initial PPA

On July 20, 2022, the Company entered into the Pre-Paid Advance Agreement (the "Initial PPA") with YA II PN, Ltd. ("Yorkville") pursuant to which the Company could request advances of up to $50.0 million in cash from Yorkville, with an aggregate limit of $300.0 million (the "Pre-Paid Advance"). Amounts outstanding under Pre-Paid Advances could be offset by the issuance of shares of Common Stock to Yorkville at a price per share calculated pursuant to the Initial PPA as the lower of 120.0% of the daily volume-weighted average price (“VWAP”) on Nasdaq as of the day immediately preceding the date a Pre-Paid Advance was made (“Fixed Price”) or 95.0% of the VWAP on Nasdaq as of the day immediately preceding the conversion date, which in no event would be less than $23.00 per share (“Floor Price”). The third Pre-Paid Advance (the "Third Pre-Paid Advance") amended the purchase price to be the lower of 110.0% of the VWAP on Nasdaq as of the day immediately preceding the date a Pre-Paid Advance was made (“Amended Fixed Price”) or 95.0% of the VWAP on Nasdaq during the five days immediately preceding the conversion date, which in no event would be less than $11.50 per share (“Amended Floor Price”). The Company's stockholders approved the Amended Floor Price, which was proposed and voted on at the special meeting of Company stockholders held on January 24, 2023. The Company's stockholders further approved the Second Amended Floor Price (as defined below), which was proposed and voted on at the special meeting of Company stockholders held on October 5, 2023. The issuance of the shares of Common Stock under the Initial PPA is subject to certain limitations, including that the aggregate number of shares of Common Stock issued pursuant to the Initial PPA (including the aggregation with the issuance of shares of Common Stock under Standby Equity Purchase Agreement entered into by the Company with Yorkville on May 10, 2022 (the “SEPA”), which was terminated effective August 26, 2022) cannot exceed 19.9% of the Company's outstanding shares of Common Stock as of May 10, 2022 ("PPA Exchange Cap"). The Company's stockholders approved the issuance of shares of the Company’s Common Stock in excess of the PPA Exchange Cap, which was proposed and voted on at the special meeting of Company stockholders held on January 24, 2023. Interest accrues on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 5.0%, subject to an increase to 15.0% upon events of default described in the Initial PPA. Each Pre-Paid Advance has a maturity date of 15 months from the Pre-Paid Advance Date. Yorkville is not entitled to participate in any earnings distributions until a Pre-Paid Advance is offset with shares of Common Stock.

Between July 2022 and October 2022, Yorkville agreed to advance amounts to the Company on account of the first and second pre-paid advances (“Previous Pre-Paid Advances”) in accordance with the Initial PPA. The Previous Pre-Paid Advances were fully paid off through the issuance of shares of Common Stock to Yorkville as of December 31, 2022.

On November 10, 2022, Yorkville agreed to advance $20.0 million to the Company on account of the Third Pre-Paid Advance in accordance with the Initial PPA. On December 31, 2022, the Company received an aggregate of $32.0 million on account of the fourth Pre-Paid Advance in accordance with the Initial PPA (the "Fourth Pre-Paid Advance"). In accordance with the second supplemental agreement, the Fourth Pre-Paid Advance may, at the sole option of Yorkville, be increased by up to an additional $8.5 million (the "YA PPA Option"). On January 13, 2023, Yorkville partially exercised their option, and increased their investment amount by $5.3 million, which resulted in net proceeds of $5.0 million, and was applied to the Fourth Pre-Paid Advance. Pursuant to the second supplemental agreement, the Fourth Pre-Paid Advance included issuances of warrants to Yorkville. Of the aggregate Fourth Pre-Paid Advance proceeds, $14.8 million was allocated to convertible debt presented in the Consolidated Balance Sheets as of December 31, 2022, and an additional $2.3 million was allocated to convertible debt as a result of Yorkville exercising the YA PPA Option. Refer to Note 15, Warrants, for further information on the warrants and the allocation of proceeds. During the year 2023, the Third Pre-Paid Advance and Fourth Pre-Paid Advance were each fully paid off through the issuance of 2.9 million shares of Common Stock in the aggregate to Yorkville.

On September 11, 2023, Yorkville agreed to advance $12.5 million to the Company on account of the fifth Pre-Paid Advance in accordance with the Initial PPA (the "Fifth Pre-Paid Advance"). The net proceeds received by the Company, after giving effect to the commitment fee and the purchase price discount provided for in the Initial PPA, was $11.8 million. Of the aggregate proceeds, $6.0 million was allocated to derivative assets for an embedded conversion feature included in the Fifth Pre-Paid Advance. Any portion of the convertible debt settled using the Variable Price (as defined further in Note 9) will be extinguished as a share settled redemption while any settlement using the Fixed Price or the applicable floor price will be settled via conversion accounting. As of December 31, 2023, the Fifth Pre-Paid Advance was fully paid off through the issuance of 1.2 million shares of Common Stock to Yorkville.

The Company's stockholders approved an amendment to the Initial PPA with Yorkville to lower the minimum price which shares may be sold from $11.50 per share to $2.30 per share (the "Second Amended Floor Price"), which was proposed and voted on at the special meeting of Company stockholders held on October 5, 2023 (the "October Special Meeting").

On November 21, 2023, Yorkville agreed to advance $21.3 million to the Company on account of the Sixth Pre-Paid Advance in accordance with the Initial PPA (the "Sixth Pre-Paid Advance"). The net proceeds received by the Company, after giving effect to the commitment fee and the purchase price discount provided for in the Initial PPA, was $20.0 million. As of February 8, 2024, the Sixth Pre-Paid Advance was fully paid off through the issuance of 6.1 million shares of Common Stock to Yorkville. For the six months ended June 30, 2024, the loss on extinguishment of debt from repaying the Sixth Pre-Paid Advance was $1.2 million and interest expense incurred as a result of effective interest under the Initial PPA was $0.2 million.

On December 20, 2023, Yorkville agreed to advance $16.0 million to the Company on account of the Seventh Pre-Paid Advance in accordance with the Initial PPA (the "Seventh Pre-Paid Advance"). The net proceeds received by the Company, after giving effect to the commitment fee and the purchase price discount provided for in the Initial PPA, was $15.0 million. As of March 12, 2024, the Seventh Pre-Paid Advance was fully paid off through the issuance of 2.9 million shares of Common Stock to Yorkville, in addition to $7.2 million of cash. For the six months ended June 30, 2024, the loss on extinguishment of debt from repaying the Seventh Pre-Paid Advance was $0.5 million and interest expense incurred as a result of effective interest under the Initial PPA was $0.4 million.

On January 11, 2024, Yorkville agreed to advance $17.5 million to the Company on account of the Eighth Pre-Paid Advance in accordance with the Initial PPA (the "Eighth Pre-Paid Advance"). The net proceeds received by the Company, after giving effect to the commitment fee and the purchase price discount provided for in the Initial PPA, was $16.5 million. As of March 12, 2024, the Eighth Pre-Paid Advance was fully paid off through the issuance of 4.1 million shares of Common Stock to Yorkville, in addition to $8.3 million of cash. For the six months ended June 30, 2024, the loss on extinguishment of debt from repaying the Eighth Pre-Paid Advance was $0.6 million and interest expense incurred as a result of effective interest under the Initial PPA was $0.4 million.

On January 31, 2024, Yorkville agreed to advance $20.0 million to the Company on account of the Ninth Pre-Paid Advance in accordance with the Initial PPA (the "Nine Pre-Paid Advance"). The net proceeds received by the Company, after giving effect to the commitment fee and the purchase price discount provided for in the Initial PPA, was $18.8 million. The Company elected to account for the Ninth Pre-Paid Advance under the fair value option of accounting upon issuance. The proceeds were allocated to all freestanding instruments recorded at fair value. As of March 12, 2024, the Ninth Pre-Paid Advance was fully paid off through the issuance of 1.3 million shares of Common Stock to Yorkville, in addition to $17.5 million of cash. For the six months ended June 30, 2024, the loss on extinguishment of debt from repaying the Ninth Pre-Paid Advance was nominal.

On March 12, 2024, Yorkville agreed to advance $62.0 million to the Company on account of the Tenth Pre-Paid Advance. Approximately $33.0 million of the proceeds received from the Tenth Pre-Paid Advance were used to repay the remaining outstanding amounts on the Seventh, Eighth, and Ninth Pre-Paid Advances (refer to above). The net proceeds received by the Company, after giving the effect to the repayment, financing charges of $14.0 million provided for in the Initial PPA, were $15.0 million. With respect to the Tenth Pre-Paid Advance, the Purchase Price (as such term is used in the Initial PPA) is equal to $2.30 per share.

The Company elected to account for the Ninth Pre-Paid Advance and Tenth Pre-Paid Advance under the fair value option of accounting upon issuance. The proceeds were allocated to all freestanding instruments recorded at fair value. On March 12, 2024, the Ninth Pre-Paid Advance was fully paid through the issuance of the Tenth Pre-Paid Advance. During the six months ended June 30, 2024, 13.7 million shares of Common Stock converted at the Second Amended Floor Price have been issued under the Tenth Pre-Paid Advance, with a gain on extinguishment of debt of $6.0 million recorded. As of June 30, 2024, a principal balance of $31.0 million remains outstanding under the Tenth Pre-Paid Advance.

The Initial PPA provides that in respect of any Pre-Paid Advance, if the VWAP of shares of Common Stock is less than the Floor Price (as amended from time to time) for at least five trading days during a period of seven consecutive trading days or the Company has issued substantially all of the shares of Common Stock available under the PPA Exchange Cap, then the Company is required to make monthly cash payments of amounts outstanding under any Pre-Paid Advance beginning on the 10th calendar day and continuing on the same day of each successive calendar month until the entire amount of such Pre-Paid Advance balance has been paid or until the payment obligation ceases. Pursuant to the Initial PPA, the monthly payment obligation ceases if the PPA Exchange Cap no longer applies and the VWAP is greater than the Floor Price (as amended from time to time) for a period of five consecutive trading days, unless a subsequent triggering date occurs.

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

June 2024 PPA

On June 13, 2024 (the “June Effective Date”), the Company entered into a Prepaid Advance Agreement with Yorkville (the "June 2024 PPA"). In accordance with the terms of the June 2024 PPA, on the June Effective Date, Yorkville agreed to advance $15.0 million to the Company (the “June Prepaid Advance”). The June Prepaid Advance will be offset upon the issuance of shares of Common Stock to Yorkville at an initial Purchase Price (when reference to the June 2024 PPA, as such term is used in the June 2024 PPA) equal to $2.30 per share. On (i) August 26, 2024, the Purchase Price on any remaining amount of the June Prepaid Advance then outstanding at such time will be repriced to a price per share equal to 100% of the average of the daily VWAP for the ten Trading Days (as such term is used in the June 2024 PPA) immediately prior to August 26, 2024 and (ii) October 24, 2024, the Purchase Price on any remaining amount of the June Prepaid Advance then outstanding at such time will be repriced to a price per share equal to 100% of the average of the daily VWAPs for the ten Trading Days immediately prior to October 24, 2024, in each case, subject to certain equity conditions set forth in the June 2024 PPA. The June Prepaid Advance has a maturity of six months from the June Effective Date.

After giving effect to the commitment fee and the purchase price discount provided for in the June 2024 PPA, net proceeds of the June Prepaid Advance to the Company were approximately $14.1 million. The issuance of Common Stock under the June 2024 PPA is subject to certain limitations, including, among others, that the aggregate number of shares of Common Stock issued pursuant to the June 2024 PPA cannot exceed 19.99% of the aggregate number of shares of Common Stock issued and outstanding as of June 13, 2024 (the "Current Yorkville Exchange Cap") unless the Company’s stockholders have approved issuances in excess of the Current Yorkville Exchange Cap. Pursuant to the terms of the June 2024 PPA, interest accrues on the outstanding balance of the June Prepaid Advance at an annual rate equal to 5%, subject to an increase to 15% upon events of default described in the June 2024 PPA.

The Company elected to account for the June Prepaid Advance under the fair value option of accounting upon issuance. The proceeds were allocated to all freestanding instruments recorded at fair value. As of June 30, 2024, a principal balance of $15.0 million remains outstanding under the June Prepaid Advance.

Yorkville Convertible Debentures

On April 24, 2023, the Company entered into a securities purchase agreement with Yorkville in connection with the issuance and sale of convertible debentures in an aggregate principal amount of $48.0 million (the "April Convertible Debenture"). The net proceeds received by the Company from Yorkville included a 6.0% discount of the loan in accordance with the terms of the April Convertible Debenture. Amounts outstanding under the April Convertible Debenture could be offset by the issuance of shares of Common Stock to Yorkville. The April Convertible Debenture was paid off through the issuance of 4.1 million shares of Common Stock to Yorkville during the year 2023. The remaining outstanding balance was subsequently assumed by the August Convertible Debenture (defined below).

On June 30, 2023, the Company entered into a securities purchase agreement with Yorkville (the "July Convertible Debenture") in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $26.6 million (the "July Initial Loan"). The convertible debenture was initially recognized on the settlement date of July 3, 2023, and net proceeds received by the Company from Yorkville included a 6.0% discount of the July Initial Loan in accordance with the terms of the July Convertible Debenture. The July Convertible Debenture was paid off through the issuance of 4.4 million shares of Common Stock to Yorkville during the year 2023.

On August 2, 2023, the Company entered into a Securities Purchase Agreement with Yorkville (the “August Convertible Debenture”) in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $27.9 million (the “August Initial Loan”). The net proceeds received by the Company from Yorkville includes a 6.0% discount of the Loan in accordance with the YA Convertible Debenture. Yorkville has the right and option (the “August Loan Option”) to purchase additional convertible debentures in an aggregate principal amount of up to $53.2 million. In conjunction with the August Initial Loan, the Company issued to Yorkville an initial warrant (the

“August Initial Warrant”) to purchase 2.2 million shares of Common Stock at an exercise price of $12.42 per share. Yorkville did not exercise the August Loan Option, as a result of which, the August Loan Option and the related August Option Warrant are no longer applicable. During the year 2023, 4.2 million shares of Common Stock were previously issued to Yorkville. As of January 8, 2024, the August Convertible Debentures was fully paid off through the issuance of an additional 1.2 million shares of Common Stock to Yorkville, resulting in a loss on extinguishment of debt of $0.3 million. During the six months ended June 30, 2024, the Company incurred nominal interest expense.

On September 26, 2023, the Company entered into a Securities Purchase Agreement with Yorkville (the “September Convertible Debenture”, together with the August Convertible Debenture, collectively, the "YA Convertible Debentures"), receiving an aggregate of $15.0 million (the “September Initial Debenture”). The net proceeds received by the Company from Yorkville includes a 16.5% discount of the Loan in accordance with the September Convertible Debenture. Yorkville has the right and option (the “September Loan Option”) to purchase additional convertible debentures in an aggregate principal amount of up to $30.0 million. In conjunction with the September Convertible Debenture, the Company issued to Yorkville an initial warrant (the “September Initial Warrant”) to purchase 1.2 million shares of Common Stock at an exercise price of $12.42. If Yorkville exercises the September Loan Option, the Company will issue to Yorkville an additional warrant (the “September Option Warrant”) for a number of shares of Common Stock determined by dividing the principal amount so exercised (up to $30.0 million) by $12.42 per share. Yorkville did not exercise the September Loan Option, as a result of which, the September Loan Option and the related September Option Warrant are no longer applicable. As of January 19, 2024, the September Convertible Debentures was fully paid off through the issuance of 3.5 million shares of Common Stock to Yorkville, resulting in a loss on extinguishment of debt of $0.8 million. During the six months ended June 30, 2024, the Company incurred $0.1 million of interest expense.

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
The lease did not qualify for sale-leaseback accounting and was accounted for as a financing obligation. Under a failed sale-leaseback transaction, the real estate assets are generally recorded on the Consolidated Balance Sheets and depreciated over their useful lives while a failed sale and leaseback financing obligation is recognized for the proceeds. As a result, the Company recorded an asset and a corresponding finance liability in the amount of the purchase price of $34.2 million. The financing liability at inception was initially allocated to the warrants issued to I-40 valued at $0.9 million described in Note 15 and the derivative liability valued at $0.6 million described in Note 4.
As described above, for the failed sale and leaseback transaction, the Company reflects the real estate asset on the Balance Sheets in Property and equipment, net as if the Company was the legal owner, and continue to recognize depreciation expense over the estimated useful life. The Company does not recognize rent expense related to the lease but has recorded a liability for the failed sale and leaseback obligation and monthly interest expense. The Company could not readily determine the implicit rate in the lease, and therefore imputed an interest rate of approximately 10.0%. There have been no gains or losses recorded in connection with the transactions described above.

Future minimum payments under the failed sale leaseback are as follows (in thousands):

2024 (excluding the six months ended June 30, 2024)	$1,771
2025	3,635
2026	4,097
2027	4,302
2028	4,384
Thereafter	21,647
Total payments	$39,836
Lease Portfolio
The Company uses an estimated incremental borrowing rate based on information available at lease commencement to determine the present value of lease payments when the rate implicit in the lease is not readily determinable. The weighted average discount rate used was 6.7%. As of June 30, 2024, the remaining operating lease ROU asset and operating lease liability were $34.5 million and $37.3 million, respectively. As of December 31, 2023, the operating lease ROU asset and operating lease liability were $36.2 million and $38.8 million, respectively. As of June 30, 2024 and December 31, 2023, $3.3 million and $3.1 million, respectively, of the lease liability was determined to be short term and was included in accrued expenses and other current liabilities within the Condensed Consolidated Balance Sheets.
Related party lease expense related to the Company's leases in Justin, Texas was $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively. Related party lease expense related to the Company's leases in Justin, Texas was $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively.

Certain lease agreements also provide the Company with the option to renew for additional periods. These renewal options are not considered in the remaining lease term unless its reasonably certain that the Company will exercise such options. The weighted average remaining lease term as of June 30, 2024, and December 31, 2023 was 8.2 years and 8.7 years, respectively.

Throughout the term of the lease agreements, the Company is responsible for paying certain operating costs, in addition to rent, such as common area maintenance, taxes, utilities, and insurance. These additional charges are considered variable lease costs and are recognized in the period in which costs are incurred.
Maturities of the Company’s operating lease liabilities at June 30, 2024 were as follows (in thousands):

Operating Lease
2024 (excluding six months ended June 30, 2024)	$2,803
2025	5,728
2026	5,504
2027	5,532
2028	5,813
Thereafter	23,707
Total lease payments	49,087
Less: imputed interest (1)	11,779
Present value of operating lease liabilities	37,308
Current portion of operating lease liabilities (2)	3,273
Operating lease liabilities, net of current portion	$34,035
__________________________
(1)Calculated using the incremental borrowing rate
(2)Included within Accrued expenses and other current liabilities line item on the Condensed Consolidated Balance Sheets.

11. Commitments and Contingencies
Commitments
In connection with the commencement of the Company's Bentonville, Arkansas and Michigan leases in 2022, the Company issued standby letters of credit of $9.5 million and $1.1 million, respectively, which are included in restricted cash within the accompanying Consolidated Balance Sheets as of June 30, 2024. The letters of credit have 5 year and 13 year terms, respectively, and will not be drawn upon unless the Company fails to make its payments.

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

On April 2, 2021, and April 9, 2021, the Company was named as a defendant in putative class action complaints filed in California on behalf of individuals who purchased or acquired shares of the Company’s stock during a specified period. Through the complaint, plaintiffs are seeking, among other things, compensatory damages. On February 28, 2023, the court granted the Company’s motion to dismiss with leave to amend. On March 10, 2023, the lead plaintiff filed a second amended consolidated complaint. On April 10, 2023, the court entered a stipulated order granting the lead plaintiff leave to file a third amended consolidated complaint and relieving defendants of any obligation to respond to the second amended consolidated complaint. The lead plaintiff filed a third amended consolidated complaint on September 8, 2023, and defendants subsequently filed a motion to dismiss the third amended consolidated complaint. On January 4, 2024, the lead plaintiff filed his opposition to the defendants’ motion to dismiss. On February 1, 2024, the defendants filed their reply in support of the motion to dismiss. On May 10, 2024, the court entered an order placing the motion to dismiss under submission and taking the hearing on the motion off calendar. The final determinations of liability arising from these litigation matters will only be made following comprehensive investigations and litigation processes.
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
On January 16, 2024, the Company was named as a defendant in an action for damages and injunctive relief filed in the Southern District of New York by an affiliated party to DD Global Holdings Ltd., Champ Key Limited ("Champ Key"). The complaint alleges that the Company breached a registration rights agreement and violated Delaware law (6 Del. C. Section 8-401) when the Company refused in November 2022 to remove the restrictive legends on 17.2 million shares of Common Stock owned by Champ Key, thereby preventing Champ Key from selling the shares of Common Stock. The complaint alleges claims for breach of contract, violation of Delaware law, and seeks injunctive relief, compensatory damages in excess of $23.0 million and punitive damages, interests, costs of suit and attorneys’ fees. On March 1, 2024, the Company filed an answer and affirmative defenses to the complaint. An initial pretrial conference was held on May 14, 2024 and the court entered a case management schedule that day. Fact discovery is ongoing. The final determinations of liability arising from this litigation matter will only be made following comprehensive investigations and litigation processes.
On July 8, 2024, the Company, Canoo Sales, LLC and Canoo Technologies Inc. were each named as defendants, as well as additional employee staffing company defendants, in a putative class action complaint filed in Los Angeles Superior Court on behalf of individuals who are alleged to be employees of the defendants. Plaintiffs’ counsel alleges violations under certain California state employment related claims on behalf of the putative class, including, among other things, unpaid compensation, failure to provide employees meal and rest periods, unpaid minimum and overtime wages and unreimbursed business expenses. The Company has retained counsel and has entered into a joint defense agreement with employee staffing company defendants. The defendants are currently reviewing the merits of the complaint. The final determinations of liability arising from this litigation matter will only be made following comprehensive investigations and litigation processes.
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
12. Related Party Transactions
On November 25, 2020, Canoo Holdings Ltd., prior to the Company's merger with HCAC ("Legacy Canoo") entered into an agreement, which remains in effect, with the CEO of the Company to reimburse Mr. Aquila for certain air travel expenses based on certain agreed upon criteria (“aircraft reimbursement”). The total aircraft reimbursement to Mr. Aquila for the use of an aircraft owned by Aquila Family Ventures, LLC (“AFV"), an entity controlled by Mr. Aquila, for the purposes related to the business of the Company was $0.3 million and $0.5 million for the three and six months ended June 30, 2024, respectively. The reimbursement was approximately $0.9 million and $1.4 million for the three and six months ended June 30, 2023, respectively. In addition, certain AFV staff provided the Company with shared services support in its Justin, Texas corporate office facility. For the three and six months ended June 30, 2024, the Company paid AFV approximately $0.2 million and $0.4 million, respectively, for these services. For the three and six months ended June 30, 2023, the Company paid AFV approximately $0.5 million and $1.0 million, respectively, for these services.
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

On August 4, 2023, the Company entered into a Common Stock and Common Warrant Subscription Agreement with certain special purpose vehicles managed by entities affiliated with Mr. Aquila ("August 2023 PIPE") and together with the June 2023 PIPE, collectively, the "PIPEs"). The Subscription Agreement provides for the sale and issuance by the Company of 0.2 million shares of the Company’s Common Stock, together with warrants to purchase up to 0.2 million shares of Common Stock at a combined purchase price of $12.42 per share and accompanying warrants. The total net proceeds from the transaction was $3.0 million. The warrant issued is further discussed in Note 15.

On April 9, 2024, the Company entered into the Series C Preferred Stock Purchase Agreement (defined in Note 13) with certain special purpose vehicles managed by entities affiliated with Mr. Aquila (collectively, the "the Series C Preferred Stock Purchasers"). Pursuant to the terms of the Series C Preferred Stock Purchase Agreement (including the Additional Investment Right (as defined in Note 13), the Company sold, and the Series C Preferred Stock Purchasers purchased, 16,500 shares of the Company’s Series C Preferred Stock in the aggregate, together with aggregate warrants to purchase up to 7.4 million shares of Common Stock at a combined purchase price of $1,000.00 per share. The total proceeds from the transaction was $16.5 million. The Company paid $0.2 million of legal fees on behalf of the purchasers. The arrangement is further discussed in Note 13 and warrants issued are further discussed in Note 15.
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

Other Issuances of Equity

On February 5, 2023, the Company entered into a securities purchase agreement ("RDO SPA") with certain investors. The RDO SPA provides for the sale and issuance by the Company of 2.2 million shares of the Company's Common Stock, together with warrants to purchase up to 2.2 million shares of Common Stock (the “RDO SPA Warrants”) at a combined purchase price of $24.15 per share and accompanying warrants. The total net proceeds from the transaction was $49.4 million.

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

The Company entered into other equity agreements including the Yorkville PPAs and YA Convertible Debentures discussed in Note 9, the PIPEs discussed in Note 12, and warrants issued to various parties discussed in Note 15.
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

The Series B Preferred Stock is convertible into shares of Common Stock at an initial conversion price of approximately $12.88 per common share (“Series B Conversion Price”), which is equal to 120.0% of the average Common Stock price of the Company for the ten consecutive trading days immediately preceding the closing of the transaction. The Series B Conversion Price is subject to customary anti-dilution and price protective adjustments. The holders have the ability to exercise the conversion rights at any time, or upon a Change of Control event (as defined in the Series B

Certificate of Designation). The Series B Preferred Stock does not provide the holder with any voting rights. As of June 30, 2024, no conversion of the Series B Preferred Stock has occurred.

Upon the occurrence of certain contingent events, the Company may, at its option, redeem the Series B Preferred Stock for cash at a redemption price equal to 103.0% of the Liquidation Preference, plus any accumulated and unpaid dividends. Additionally, on or after October 12, 2028 (“Series B First Reset Date”), the Company may, at its option, redeem the Series B Preferred Stock at any time for cash at a redemption price equal to 103.0% of the Liquidation Preference plus any accumulated and unpaid dividends. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the Series B Preferred Stock Purchaser will be entitled to payment out of the assets of the Company, prior and in preference to holders of Common Stock of the Company, in an amount per share equal to $1,000.00 (the “Liquidation Preference”) plus any accumulated and unpaid dividends thereon. As of June 30, 2024, the Liquidation Preference of the Series B Preferred Stock was $47.2 million.

Dividends on the Series B Preferred Stock can be paid in either cash or in kind in the form of additional shares of Series B Preferred Stock, at the option of the Series B Preferred Stock Purchasers, subject to certain exceptions. The Company will pay dividends whether in cash or in kind at a rate of 7.5% per annum (“Series B Dividend Rate”), subject to certain adjustments and exceptions. On and after the Series B First Reset Date, the Series B Dividend Rate on the Series B Preferred Stock will increase by 1.5% per Payment Period. As of June 30, 2024, the accumulated but not declared or paid dividends on the Series B Preferred Stock were $2.2 million.
Series C Preferred Stock

On April 9, 2024, the Company entered into a securities purchase agreement (the "Series C Preferred Stock Purchase Agreement") with the Series C Preferred Stock Purchasers in connection with the issuance, sale and delivery by the Company of 10,000 shares (the "Series C Preferred Shares") of the Company’s 7.5% Series C Cumulative Perpetual Redeemable Preferred Stock, par value $0.0001 per share (the "Series C Preferred Stock"), and a stated value of $1,000.00 per share, which is convertible into shares of the Company’s Common Stock, and pursuant to which the Company issued warrants to purchase approximately 4.5 million shares of Common Stock (the "Series C Preferred Warrants"), for a total purchase price of $10.0 million.

Pursuant to the Series C Preferred Stock Purchase Agreement, on or prior to the date that is 20 business days after April 9, 2024, the Series C Preferred Stock Purchasers or affiliated entities had the right to purchase up to an additional $15.0 million of Series C Preferred Shares and Series C Preferred Warrants on substantially identical terms (the "Additional Investment Right"). During the 20 business day period, the Series C Preferred Stock Purchasers and affiliated entities through separate securities purchase agreements agreed to purchase an additional 6,500 shares of Series C Preferred Stock and Series C Preferred Warrants to purchase up to 2.9 million shares of Common Stock for a total purchase price of $6.5 million. On May 3, 2024, the Company closed the sale of the Series C Preferred Shares and Series C Preferred Warrants to the Series C Preferred Stock Purchasers and filed the certificate of designation for the Series C Preferred Stock (the "Series C Certificate of Designation"). Refer to Note 15 Warrants for further information on the Series C Preferred Warrants.

The Series C Preferred Stock is convertible into shares of Common Stock by the Series C Preferred Stock Purchasers at their option at a conversion price equal to the lesser of (i) 120.0% of the average Common Stock price of the Company for the ten consecutive trading days prior to conversion date, subject to a floor price of $2.00, and (ii) $2.24 (the "Series C Conversion Price"). The Series C Conversion Price is subject to customary anti-dilution and price protective adjustments. The holders have the ability to exercise the conversion rights at any time or upon a Change of Control (as defined in the Series C Certificate of Designation). Holders of the Series C Preferred Stock are entitled to vote as a single class with the holders of Common Stock. Each share of Series C Preferred Stock is entitled to a number of votes equal to the number of shares of Common Stock it is convertible into on the record date, subject to certain reductions and adjustments. As of June 30, 2024, no conversion of the Series C Preferred Stock has occurred.

Upon the occurrence of certain contingent events, the Company may, at its option, redeem the Series C Preferred Stock for cash at a redemption price equal to 103.0% of the Liquidation Preference, plus any accumulated and unpaid dividends. Additionally, on or after May 3, 2029 (“Series C First Reset Date”), the Company may, at its option, redeem the Series C Preferred Stock at any time for cash at a redemption price equal to 103.0% of the Liquidation Preference plus any accumulated and unpaid dividends. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the Series C Preferred Stock Purchaser will be entitled to payment out of the assets of the Company, prior and in preference to holders of Common Stock of the Company, in an amount per share equal to $1,000.00 (the “Liquidation Preference”) plus any accumulated and unpaid dividends thereon. As of June 30, 2024, the Liquidation Preference of the Series C Preferred Stock was $16.7 million. Refer to Note 4 Fair Value for further information on the conversion feature which meets the definition of a derivative liability.

As the value of the liabilities required to be subsequently measured at fair value exceeded the proceeds received, the Company recognized the excess of the fair value over the proceeds received as a loss upon issuance of preferred stock of $25.6 million within Loss on fair value change in convertible debt and other.

Dividends on the Series C Preferred Stock can be paid in either cash or in kind in the form of additional shares of Series C Preferred Stock, at the option of the Series C Preferred Stock Purchasers, subject to certain exceptions. The Company will pay dividends whether in cash or in kind at a rate of 7.5% per annum (“Series C Dividend Rate”), subject to certain adjustments and exceptions. On and after the Series C First Reset Date, the Series C Dividend Rate on the Series C Preferred Stock will increase by 1.5% per Payment Period. As of June 30, 2024, the accumulated but not declared or paid dividends on the Series C Preferred Stock were $0.2 million.

Based on an evaluation of the terms, the Company determined that the Series B Preferred Stock and Series C Preferred Stock are not eligible for permanent equity classification. Under GAAP, the Company is required to assume cash-settlement of the Series B Preferred Stock and Series C Preferred Stock in a conversion scenario that requires delivery of shares in excess of their respective share issuance exchange cap pursuant to Nasdaq Rule 5635. Accordingly, the Company presents the Series B Preferred Stock and Series C Preferred Stock outside of permanent equity (i.e., the Series B Preferred Stock and Series C Preferred Stock are presented in mezzanine equity).

The Company determined that cash settlement or redemption of the Series B Preferred Stock and Series C Preferred Stock is unlikely; therefore, the Series B Preferred Stock and Series C Preferred Stock are not currently redeemable or probable of becoming redeemable. As a result of the increasing rate dividend described above, the Company uses the interest method to accrete the carrying value of the Series B Preferred Stock and Series C Preferred Stock from the initial recognized value to its expected settlement value on the expected redemption date.

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
In connection with the issuance of the CEO Equity Awards, previously granted restricted stock units were automatically cancelled and forfeited. The cancellation of prior awards and issuance of the CEO Equity Awards was determined to be a modification. At the modification date, the vesting conditions for all awards besides a tranche of CEO PSUs that vest upon achievement of revenue milestones were expected to be satisfied. The incremental stock-based compensation expense recognized as a result of the modification of the awards during the three and six ended June 30, 2024 was $1.1 million and $4.9 million, respectively.
Restricted Stock Units

The Company granted stock to compensate existing employees and attract top talent, primarily through various forms of equity, including restricted stock unit awards (“RSU”). Each RSU represents a contingent right to receive one share of Common Stock. During the three and six months ended June 30, 2024, 0.1 million and 3.8 million RSUs, inclusive of the CEO RSUs, were granted subject to time-based vesting, respectively. During the three and six months ended June 30, 2023, 0.3 million and 0.4 million RSUs, inclusive of the CEO RSUs, were granted subject to time-based vesting, respectively.

The total fair value of restricted stock units granted during the three and six months ended June 30, 2024, were $0.3 million and $8.7 million, respectively. The total fair value of restricted stock units granted during the three and six months ended June 30, 2023 were $5.5 million and $6.7 million, respectively.
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
PSUs subject to performance conditions, such as operational milestones, are measured on the grant date, the total fair value of which is calculated as the product of the number of PSUs and the grant date stock price. Compensation expense for PSUs with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period. The PSUs vest based on the Company's achievement of certain specified operational milestones by various dates through December 2025. The Company granted zero PSUs to employees during the three and six months ended June 30, 2024 and 2023, except as noted below as it relates to the CEO. As of June 30, 2024, the Company's analysis determined that these operational milestone events are probable of achievement and as such, compensation expense, excluding the impact of forfeitures, of $0.1 million and $0.3 million has been recognized for the previously awarded PSUs to employees during the three and six months ended June 30, 2024, respectively. The compensation expense recognized during the three and six months ended June 30, 2023 was $1.1 million and $2.3 million, respectively.
There were zero and 1.7 million PSUs granted to the CEO during the three and six months ended June 30, 2024, respectively with a grant date fair value of $0.0 million and $3.2 million, respectively. There were zero PSUs granted to the CEO during the three and six months ended June 30, 2023. The compensation expense recognized for PSUs to the CEO was $0.5 million and $2.1 million for the three and six months ended June 30, 2024, respectively. The compensation expense recognized for PSUs to the CEO was $3.6 million and $7.1 million, for the three and six months ended June 30, 2023, respectively.
The following table summarizes the Company’s stock-based compensation expense by line item for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Research and development	$(680)	$209	$(50)	$4,344
Selling, general and administrative	1,808	6,498	12,132	12,199
Total	$1,128	$6,707	$12,082	$16,543
The credit amount of stock-based compensation recorded within research and development for the three and six months ended June 30, 2024 was the result of forfeitures due to terminations. The Company’s total unrecognized compensation cost as of June 30, 2024, was $11.3 million.
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
During the three and six months ended June 30, 2024, total employee withholding contributions for the 2020 ESPP was a nominal amount and $0.1 million, respectively. During the three and six months ended June 30, 2023, total employee withholding contributions for the 2020 ESPP was $0.2 million and $0.6 million, respectively. A nominal amount and $0.1 million of stock-based compensation expense was recognized for the 2020 ESPP during the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.3 million of stock-based compensation expense was recognized for the 2020 ESPP during the three and six months ended June 30, 2023, respectively.

15. Warrants
Public Warrants
As of June 30, 2024, the Company had approximately 1.0 million public warrants outstanding. Each public warrant entitles the registered holder to purchase 23 shares of Common Stock at a price of $264.50 per share, subject to adjustment. The public warrants will expire on December 21, 2025, or earlier upon redemption or liquidation.
There were no public warrants exercised for the three and six months ended June 30, 2024 and 2023.
VDL Nedcar Warrants
In February 2022, the Company and a company related to VDL Nedcar entered into an investment agreement, under which the VDL Nedcar-related company agreed to purchase shares of Common Stock for an aggregate value of $8.4 million, at the market price of Common Stock as of December 14, 2021. As a result, the Company issued 42.3 thousand shares of Common Stock upon execution of the agreement. The Company also issued a warrant to purchase an aggregate 42,271 shares of Common Stock to VDL Nedcar at exercise prices ranging from $414.00 to $920.00 per share, which are classified as equity. The exercise period is from November 1, 2022, to November 1, 2025 ("Exercise Period"). The warrant can be exercised in whole or in part during the Exercise Period but can only be exercised in three equal tranches and after the stock price per Common Stock has reached at least the relevant exercise price. None of the warrants have been exercised as of June 30, 2024.
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

In connection with the Walmart EV Fleet Purchase Agreement, the Company entered into a Warrant Issuance Agreement with Walmart pursuant to which the Company issued to Walmart a Warrant to purchase an aggregate of 2.7 million shares of Common Stock, subject to certain anti-dilutive adjustments, at an exercise price of $49.45 per share, which represented approximately 20.0% ownership in the Company on a fully diluted basis as of the issuance date. As a result of the anti-dilution adjustments, as of June 30, 2024, the Warrant is exercisable for an aggregate of 2.9 million shares of Common Stock at a per share exercise price of $44.87. The Warrant has a term of 10 years and is vested with respect to 0.7 million shares of Common Stock. The Warrant will vest quarterly in amounts proportionate with the net revenue realized by the Company from transactions with Walmart or its affiliates under the Walmart EV Fleet Purchase Agreement or enabled by any other agreement between the Company and Walmart, and any net revenue attributable to any products or services offered by Walmart or its affiliates related to the Company, until such net revenue equals $300.0 million, at which time the Warrant will have vested fully.

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

As of June 30, 2024, a total of 0.7 million warrants have vested, of which none have been exercised.

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

The warrants were liability classified and subject to periodic remeasurement. The fair value of the warrants at the issuance date was measured using the Black-Scholes option pricing model. The warrants were reclassified to equity as a result of the special meeting the Company stockholders held on October 5, 2023. The Company elected to value the YA Convertible Debentures at fair value therefore the total proceeds from the transaction were allocated among the freestanding financial instruments. Refer to Note 9 for additional discussion. The total fair value of the warrants measured at issuance was $61.5 million. As of October 5, 2023, the warrants were reclassified to equity and the fair value of the warrants was $43.4 million.

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

The warrants are classified as liabilities and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes-Merton option pricing model. The key inputs used in the valuation were as follows:

Expected term (year)	4.7
Expected volatility	117.5%
Dividend yield	—%
Risk free rate	4.3%
Estimated fair value per warrant	$1.82
Exercise price	$1.37
Stock price	$2.13

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

The fair value as of June 30, 2024 was $38.8 million resulting in a gain of $31.4 million and $4.6 million for the three and six months ended June 30, 2024, respectively. The warrants were previously equity classified with a carrying value of $43.4 million prior to the January WC&E Agreement, at which point in time the warrants became liability classified. None of the warrants have been exercised as of June 30, 2024.

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

The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes-Merton option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	4.1
Expected volatility	117.5%
Expected dividend rate	—%
Risk free rate	4.4%
Estimated fair value per warrant	$0.87
Exercise price	$29.90
Stock price	$2.13

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

As the common stock and warrants were issued in a single transaction, the total proceeds from the transaction were allocated among the freestanding instruments. The fair value of the warrants measured at issuance was $40.0 million, with the remaining proceeds allocated to the common stock, which is included in additional paid-in capital presented in the Consolidated Balance Sheets. The fair value as of June 30, 2024 was $1.9 million resulting in a gain of $2.9 million and

$6.3 million for the three and six months ended June 30, 2024, respectively. None of the warrants have been exercised as of June 30, 2024.

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

The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	4.5
Expected volatility	117.5%
Expected dividend rate	—%
Risk free rate	4.3%
Estimated fair value per warrant	$1.18
Exercise price	$15.41
Stock price	$2.13

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

The fair value of the warrants measured at issuance was $7.0 million, with the remaining proceeds allocated to the common stock, which is included in additional paid-in capital presented in the Consolidated Balance Sheets. As of June 30, 2024, the fair value of the warrants was $0.8 million resulting in a gain of $1.0 million and $2.3 million for the three and six months ended June 30, 2024, respectively. None of the warrants have been exercised as of June 30, 2024.

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
The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	4.3
Expected volatility	117.5%
Expected dividend rate	—%
Risk free rate	4.4%
Estimated fair value per warrant	$1.14
Exercise Price	$14.93
Stock Price	$2.13

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

The fair value of the warrants measured at issuance was $0.9 million with the remaining proceeds allocated to the Common Stock, which is included in additional paid-in capital presented in the Consolidated Balance Sheets. As of

June 30, 2024, the fair value of the warrants was $0.1 million, resulting in a gain of $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively. None of the warrants have been exercised as of June 30, 2024.

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

The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	4.6
Expected volatility	117.5%
Expected dividend rate	—%
Risk free rate	4.3%
Estimated fair value per warrant	$1.20
Exercise price	$15.41
Stock price	$2.13

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

As the common stock and warrants were issued in a single transaction, the total proceeds from the transaction were allocated among the freestanding instruments. The fair value of the warrants at issuance was $3.0 million, with the remaining proceeds allocated to the common stock, which is included in additional paid-in capital presented in the Consolidated Balance Sheets. As of June 30, 2024, the fair value of the warrants was $0.3 million resulting in a gain of $0.3 million and $0.8 million for the three and six months ended June 30, 2024, respectively. None of the warrants have been exercised as of June 30, 2024.

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

The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes-Merton option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	4.3
Expected volatility	117.5%
Expected dividend rate	—%
Risk free rate	4.4%
Estimated fair value per warrant	$1.19
Exercise price	$12.91
Stock price	$2.13

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

The total fair value of the warrants measured at issuance was $5.9 million. As of June 30, 2024, the fair value of the warrants was $1.2 million resulting in a gain of $1.4 million and $3.3 million for the three and six months ended June 30, 2024, respectively. None of the warrants have been exercised as of June 30, 2024.

Series C Preferred Stock Warrants

Pursuant to the Series C Preferred Stock Purchase Agreement, the Company issued to the Series C Preferred Stock Purchasers the Series C Preferred Warrants to purchase approximately 4.5 million shares of Common Stock, as well as during the Additional Investment Right period, the Company issued additional Series C Preferred Warrants to purchase approximately 2.9 million shares of Common Stock to the Series C Preferred Stock Purchasers. The Series C Preferred Warrants have an exercise price of $2.24 per share and expiration date of May 3, 2029.

The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes-Merton option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	4.8
Expected volatility	117.5%
Expected dividend rate	—%
Risk free rate	4.3%
Estimated fair value per warrant	$1.74
Exercise price	$2.24
Stock price	$2.13
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

The total fair value of the warrants measured at issuance was $17.2 million. As of June 30, 2024, the fair value of the warrants was $12.8 million resulting in a gain of $4.4 million for the three and six months ended June 30, 2024. None of the warrants have been exercised as of June 30, 2024.

16. Net Loss per Share
The table below presents a reconciliation of the basic and diluted net loss per share that were computed for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to Canoo	$(4,960)	$(70,870)	$(115,647)	$(161,602)
Less: dividend on redeemable preferred stock	1,077	—	1,939	—
Less: additional deemed dividend on redeemable preferred stock	—	—	—	—
Net loss available to common shareholders	$(6,037)	$(70,870)	$(117,586)	$(161,602)

Denominator:
Weighted-average common shares outstanding:
Basic and diluted	69,619	21,982	60,199	20,100

Net loss per common share:
Basic & diluted	$(0.09)	$(3.22)	$(1.95)	$(8.04)

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
The following table presents the outstanding potentially dilutive shares that have been excluded from the computation of diluted net loss per share, because including them would have an anti-dilutive effect (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Convertible debt (Note 9)	20,000	2,598	20,000	2,598
Restricted and performance stock units	3,719	1,429	3,719	1,429
Warrants to purchase common stock (Note 15)	34,649	—	34,649	—
Early exercise of unvested stock options	—	11		11
Options to purchase common stock	3	5	3	5
17. Income Taxes
As the Company has not generated any taxable income since inception, the cumulative deferred tax assets remain fully offset by a valuation allowance, and no benefit from federal or state income taxes has been included in the Condensed Consolidated Financial Statements.
18. Subsequent Events

July 2024 PPA

On July 19, 2024 (the “July Effective Date”), the Company entered into a Prepaid Advance Agreement with Yorkville (the "July 2024 PPA," and together with the Initial PPA and the June 2024 PPA, collectively, the "Yorkville PPAs"). In accordance with the terms of the July 2024 PPA, the Company may request advances of up to $15,000,000 in cash from Yorkville (or such greater amount that the parties may mutually agree) (each, a “Prepaid Advance”), including an initial Prepaid Advance of $15,000,000 (the “Initial July Prepaid Advance”) requested by the Company in connection with entering the July 2024 PPA and from time to time thereafter, with an aggregate limitation on the Prepaid Advances of $100,000,000. A Prepaid Advance will be offset upon the issuance of shares of our Common Stock to Yorkville.

The Initial July Prepaid Advance will be offset upon the issuances of shares of Common Stock at an initial Purchase Price (when reference to the July 2024 PPA, as such term is used in the July 2024 PPA) equal to $2.70 per share. On any date that is the 60th day after the July Effective Date, the Purchase Price on any remaining amount of the Initial July Prepaid Advance then outstanding at such time will be the lower of (i) $2.70 per share and (ii) 95% of the lowest daily VWAP of the Common Stock during five trading days immediately preceding the date on which Yorkville provides the purchase notice to the Company (the “July PPA Variable Price”); however, in no event shall the Purchase Price under the July 2024 PPA be less than $1.00 per share (the “Current Floor Price”). As of the date hereof, a principal balance of $15.0 million remains outstanding under the Initial July Prepaid Advance.

With respect to a Prepaid Advance other than the Initial July Prepaid Advance, such Prepaid Advance will be offset upon the issuances of shares of Common Stock at a Purchase Price equal to the lower of (i) 120% of the daily VWAP of the Common Stock on Nasdaq as of the trading day immediately prior to the date of the disbursement of such Prepaid Advance and (ii) the July PPA Variable Price; however, in no event shall the Purchase Price be lower than the Current Floor Price.

After giving effect to the commitment fee and the purchase price discount provided for in the July 2024 PPA, net proceeds of the Initial July Prepaid Advance to the Company were approximately $14.1 million. The issuance of Common Stock under the July 2024 PPA is subject to certain limitations, including, among others, that the aggregate number of shares (including share issuances under the June 2024 PPA) of Common Stock issued pursuant to the July 2024 PPA cannot exceed the Current Yorkville Exchange Cap unless the Company’s stockholders have approved issuances in excess of the Current Yorkville Exchange Cap. Pursuant to the terms of the July 2024 PPA, interest accrues on the outstanding balance of a Prepaid Advance at an annual rate equal to 5%, subject to an increase to 15% upon events of default described in the July 2024 PPA.

Furthermore, on the July Effective Date, in connection with the Initial July Prepaid Advance, the Company issued to Yorkville a warrant to purchase approximately 2.8 million shares of Common Stock each at an exercise price of $2.70 per share, exercisable beginning on January 19, 2025 and with an expiration date of July 19, 2029 (the “July YA Warrants”). The July YA Warrants include customary adjustment provisions for stock splits, combinations and similar events.

Torrance CA Facility Employee Reorganization Plan

On August 14, 2024, the Company implemented an employee reorganization plan (the “Employee Reorganization Plan”), which Employee Reorganization Plan includes permanently reducing the number of employees at our facility in Torrance, California (the “Torrance Facility”). As such, we have issued a Worker Adjustment and Retraining Notification Act notice under both California state and federal law to all employees at our Torrance Facility and are offering to relocate a majority of employees currently located at the Torrance Facility to the Company’s facilities in either Oklahoma or Texas. The first employment separations related to this reduction of employees who have not been offered and accepted employment in either our Oklahoma or Texas facilities are expected to occur on October 15, 2024. We intend to offer relocation to approximately 137 employees out of the 194 employees located at the Torrance Facility.

In connection with the Employee Reorganization Plan, the Company currently estimates that it will record an aggregate charge related to one-time relocation benefits and severance payments in the range of approximately up to $3.0 million. The majority of these charges will result in one-time cash expenditures that are expected to be incurred during our fourth quarter of 2024.

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
Revenue
Our revenue is primarily derived from vehicle revenues resulting from the delivery of our vehicles. Other revenue includes the sale of battery modules and engineering services.
Cost of Revenue

Cost of revenue primarily relates to the costs for vehicle components, parts, labor costs, and depreciation and amortization of tooling and other capitalized costs involved in producing and assembling our EVs.
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
Selling, General and Administrative Expenses, excluding Depreciation
The principal components of our selling, general and administrative expenses, excluding depreciation are salaries, wages, benefits and bonuses paid to our employees; stock-based compensation; travel and other business expenses; and professional services fees including legal, audit and tax services.
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

Gain on Fair Value Change in Warrant Liability and Derivative Liability

The gain on fair value change in the warrant liability and derivative liability is primarily due to the change in fair value of the corresponding warrant and derivative liability described in Note 4, Fair Value Measurements, and Note 15, Warrants, of the notes to our accompanying financial statements.

Loss on Fair Value Change in Convertible Debt

The loss on fair value change in convertible debt is due to the change in fair value of the convertible debentures further described in Note 9, Convertible Debt, of the notes to our accompanying financial statements.

Gain (Loss) on Extinguishment of Debt

The gain (loss) on extinguishment of debt arose from the redemption of our convertible debt with Yorkville into Common Stock, as discussed in Note 9, Convertible Debt, of the notes to our accompanying financial statements..
Other income (expense), net
Other income (expense), net is due to financing expenses related to the RDO SPA Warrants, as discussed in Note 15, Warrants, of the notes to our accompanying financial statements.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2024, and 2023
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(in thousands)	2024	2023			2024	2023
Revenue	$605	$—	$605	NM	$605	$—	$605	NM
Cost of revenue	1,845	—	1,845	NM	1,845	—	1,845	NM
Gross margin	(1,240)	—	(1,240)	NM	(1,240)	—	(1,240)	NM
Operating Expenses
Research and development expenses, excluding depreciation	16,784	38,582	(21,798)	(56)%	43,174	85,686	(42,512)	(50)%
Selling, general and administrative expenses, excluding depreciation	21,804	30,421	(8,617)	(28)%	54,672	60,270	(5,598)	(9)%
Depreciation	3,364	4,562	(1,198)	(26)%	6,753	9,137	(2,384)	(26)%
Total costs and operating expenses	41,952	73,565	(31,613)	(43)%	104,599	155,093	(50,494)	(33)%
Loss from operations	(43,192)	(73,565)	30,373	(41)%	(105,839)	(155,093)	49,254	(32)%
Interest expense	(1,551)	(2,264)	713	(31)%	(7,174)	(2,560)	(4,614)	180%
Gain on fair value change in contingent earnout shares liability	15	59	(44)	(75)%	41	2,564	(2,523)	(98)%
Gain on fair value change in warrant and derivative liability	48,308	5,623	42,685	759%	38,836	22,965	15,871	69%
Loss on fair value change in convertible debt and other	(8,532)	—	(8,532)	NM	(67,116)	—	(67,116)	NM
Gain (Loss) on extinguishment of debt and other	(4)	(949)	945	(100)%	24,462	(27,688)	52,150	(188)%
Other income (expense), net	(4)	226	(230)	(102)%	1,143	(1,790)	2,933	(164)%
Loss before income taxes	(4,960)	(70,870)	65,910	(93)%	(115,647)	(161,602)	45,955	(28)%
Provision for income taxes	—	—	—	NM	—	—	—	NM
Net loss and comprehensive loss	$(4,960)	$(70,870)	$65,910	(93)%	$(115,647)	$(161,602)	$45,955	(28)%
“NM” means not meaningful.

Revenue and Cost of Revenues

Revenue included vehicle revenues resulting from the delivery of our vehicles to our customers as well as revenues derived from other activities including sales of battery modules and providing engineering services to our customers. We generated total revenue of $0.6 million during three and six months ended June 30, 2024.

Cost of revenue primarily included costs to produce vehicles, including direct parts, material and labor costs, machinery and tooling depreciation, and shipping and logistics costs. Cost of revenue also included materials, labor and other direct costs related to the development of battery modules and providing of engineering services. We incurred $1.8 million in cost of revenues during the three and six months ended June 30, 2024.

As our cost of revenue was greater than our revenues, it resulted in a negative gross margin of $1.2 million for the three and six months ended June 30, 2024. Negative gross margin was primarily due to the custom-built, low-volume initial vehicle deliveries. We expect negative gross margin to improve on a per-vehicle basis as we increase overall production levels and achieve commercial cost savings on material and labor costs.
Research and Development Expenses, excluding Depreciation

Research and development expenses, excluding depreciation, were $16.8 million for the three months ended June 30, 2024, compared to $38.6 million for the three months ended June 30, 2023. The decrease of $21.8 million, or 56% was primarily due to decreases in salary and related benefit expense of $10.7 million, and research and development costs of $9.4 million. Other factors affecting research and development expenses were individually immaterial.

Research and development expenses, excluding depreciation, were $43.2 million for the six months ended June 30, 2024, compared to $85.7 million for the six months ended June 30, 2023. The decrease of $42.5 million, or 50% was primarily due to decreases in salary and related benefit expense of $19.1 million, research and development costs of $13.9 million, stock based compensation expense of $4.3 million, and shipping and postage expense of $2.3 million. Other factors affecting research and development expenses were individually immaterial.

Salary and related benefit expense decreased by $10.7 million, or 42%, to $14.6 million in the three months ended June 30, 2024, compared to $25.3 million in the three months ended June 30, 2023. Salary and related benefit expense decreased by $19.1 million, or 36%, to $33.6 million in the six months ended June 30, 2024, compared to $52.7 million in the six months ended June 30, 2023. The decrease in salary and related expense, was primarily due to changes in headcount mix from engineering to manufacturing, turnover of employees and a decrease in temporary employees driven by the Company's focus on essential activities.

Research and development costs decreased by $9.4 million, or 96%, to $0.4 million in the three months ended June 30, 2024, compared to $9.8 million for the three months ended June 30, 2023. Research and development costs decreased by $13.9 million, or 77%, to $4.2 million in the six months ended June 30, 2024, compared to $18.1 million in the six months ended June 30, 2023. The decreases in research and development cost was primarily due to reduced spending related to engineering and design, gamma parts, and prototype tooling resulting from the transition to initiatives related to commencing low-volume production.

Stock based compensation expense decreased by $4.3 million, or 100%, in the six months ended June 30, 2024, compared to $4.3 million in the six months ended June 30, 2023. The decrease in stock based compensation expense, was primarily due to forfeiture of restricted stock resulting from headcount reductions. See further discussion in Note 14, Stock-based Compensation, of the notes to our accompanying financial statements.

Shipping and postage expense decreased by $2.3 million, or 61%, to $1.5 million in the six months ended June 30, 2024, compared to $3.8 million in the six months ended June 30, 2023. The decrease in shipping and postage expense, was primarily due to decreased shipping activity and related costs as well as general office expenses.
Selling, General and Administrative Expenses, excluding Depreciation
Selling, general and administrative expenses, were $21.8 million for the three months ended June 30, 2024, compared to $30.4 million for the three months ended June 30, 2023. The decrease of $8.6 million or 28% was primarily due to the decrease in stock based compensation expense of $4.7 million, salary and benefits expense of $2.4 million and professional fees of $1.3 million. Other factors affecting selling, general and administrative expenses were individually immaterial.
Selling, general and administrative expenses, were $54.7 million for the six months ended June 30, 2024, compared to $60.3 million for the six months ended June 30, 2023. The decrease of $5.6 million or 9% was primarily due to the decrease in salary and benefits expense of $4.3 million and information technology expense of $2.0 million. Other factors affecting selling, general and administrative expenses were individually immaterial.
Stock based compensation expense decreased by $4.7 million, or 72%, to $1.8 million in the three months ended June 30, 2024, compared to $6.5 million in the three months ended June 30, 2023. The decrease in stock based compensation was primarily due to forfeiture of restricted stock resulting from headcount reductions, and graded vesting of stock-based compensation expense. See further discussion in Note 14, Stock-based Compensation, of the notes to our accompanying financial statements.
Salary and related benefit expense decreased by $2.4 million, or 30%, to $5.5 million in the three months ended June 30, 2024, compared to $7.9 million in the three months ended June 30, 2023. Salary and related benefit expense decreased by $4.3 million, or 26%, to $12.0 million in the six months ended June 30, 2024, compared to $16.3 million in the six months ended June 30, 2023. The decrease in salary and related expense, was primarily due to changes in headcount driven by reductions in non-essential functions.
Professional fees expense decreased by $1.3 million, or 22%, to $4.5 million in the three months ended June 30, 2024, compared to $5.8 million in the three months ended June 30, 2023. The decrease in professional fees expense, was primarily due to a reduction in legal, partially offset by increases in consulting and recruiting fees.

Information technology expense decreased by $2.0 million, or 24%, to $6.3 million in the six months ended June 30, 2024, compared to $8.3 million in the six months ended June 30, 2023. The decrease in information technology expense was primarily due to initiatives to provide cost effective solutions aligned with current needs.
Depreciation Expense
Depreciation expense decreased by $1.2 million, or 26%, to $3.4 million in the three months ended June 30, 2024, compared to $4.6 million in the three months ended June 30, 2023. Depreciation expense decreased $2.3 million, or 26%, to $6.8 million in the six months ended June 30, 2024, compared to $9.1 million in the six months ended June 30, 2023. The decrease was primarily due to certain assets being fully depreciated.
Interest Expense
Interest expense decreased by $0.7 million, or 31%, to $1.6 million in the three months ended June 30, 2024, compared to $2.3 million in the three months ended June 30, 2023. Interest expense increased by $4.6 million, or 180%, to $7.2 million in the six months ended June 30, 2024, compared to $2.6 million in the six months ended June 30, 2023. The increase was primarily due to higher levels of convertible debt described in Note 9, Convertible Debt, of the notes to our accompanying financial statements.
Gain on Fair Value Change in Contingent Earnout Shares Liability
Gain on fair value change in contingent earnout shares liability was nominal for the three months ended June 30, 2024, compared to $0.1 million for the three months ended June 30, 2023, and nominal for the six months ended June 30, 2024, compared to $2.6 million for the six months ended June 30, 2023. The decrease was a result of the periodic remeasurement of the fair value of our contingent earnout shares liability, primarily driven by the declining stock price.
Gain on Fair Value Change in Warrant and Derivative Liability
Gain on fair value change in warrant and derivative liability increased by $42.7 million, or 759%, to $48.3 million in the three months ended June 30, 2024, compared $5.6 million in the three months ended June 30, 2023. Gain on fair value change in warrant and derivative liability increased by $15.8 million, or 69%, to $38.8 million in the six months ended June 30, 2024, compared to $23.0 million in the six months ended June 30, 2023. The changes were primarily due the fair value change of the corresponding warrant liability related to warrants discussed in Note 15. The number of outstanding warrants increased as a result of the March WC&E Agreement and Series C Preferred Stock Purchase Agreement. The Company recognized a gain related to derivative liabilities the three months ended and six months ended June 30, 2024, due to changes in fair value of the derivatives identified within Series B Preferred Stock Purchase Agreement and Series C Preferred Stock Purchase Agreement.
Gain (Loss) on Extinguishment of Debt and other
Loss on extinguishment of debt was nominal for the three months ended June 30, 2024, compared to loss of $0.9 million for the three months ended June 30, 2023, and gain of $24.5 million for the six months ended June 30, 2024, compared to loss of $27.7 million for the six months ended June 30, 2023. The changes were due to repayments and extinguishments of the Yorkville PPAs and Convertible Debentures discussed in Note 9, Convertible Debt, of the notes to our accompanying financial statements.
Loss on Fair Value Change in Convertible Debt and other
Loss on fair value change of convertible debt was $8.5 million for the three months ended June 30, 2024, as compared to $0.0 million for the three months ended June 30, 2023, and $67.1 million for the six months ended June 30, 2024, compared to $0.0 million for the six months ended June 30, 2023. The changes were primarily due the Company electing the fair value option for debt instruments issued during the six months ended June 30, 2024, discussed in Note 9, Convertible Debt, of the notes to our accompanying financial statements.
Other Income (Expense), Net

Other expense, net was nominal for the three months ended June 30, 2024, compared to $0.2 million of other income, net for the three months ended June 30, 2023, and $1.1 million of other income, net for the six months ended

June 30, 2024, compared to $1.8 million of other expense, net for the six months ended June 30, 2023. Factors affecting Other income (expense), net were related to miscellaneous incentive and other income, all individually immaterial.
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

These non-GAAP financial measures, when presented, are reconciled to the most closely comparable U.S. GAAP `measure as disclosed below for the three and six months ended June 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended June 30,
	2024			2023
	EBITDA	Adjusted EBITDA	Adjusted Net Loss	EBITDA	Adjusted EBITDA	Adjusted Net Loss
Net loss	$(4,960)	$(4,960)	$(4,960)	$(70,870)	$(70,870)	$(70,870)
Interest expense (a)	641	641	—	2,264	2,264	—
Provision for income taxes	—	—	—	—	—	—
Depreciation (b)	3,456	3,456	—	4,562	4,562	—
Gain on fair value change in contingent earnout shares liability	—	(15)	(15)	—	(59)	(59)
Gain on fair value change in warrant and derivative liability	—	(48,308)	(48,308)	—	(5,623)	(5,623)
Gain (Loss) on extinguishment of debt and other	—	4	4	—	949	949
Loss on fair value change in convertible debt and other	—	8,532	8,532	—	—	—
Financing charges incurred upon issuance of PPAs	—	910	910	—	—	—
Other (income) expense, net	—	4	4	—	(226)	(226)
Stock-based compensation	—	1,128	1,128	—	6,707	6,707
Adjusted Non-GAAP amount	$(863)	$(38,608)	$(42,705)	$(64,044)	$(62,296)	$(69,122)
(a) Excluding $910 in non-recurring financing charges incurred upon issuance of PPAs shown separately above, as applicable. (b) Includes $92 recorded in cost of revenue.

US GAAP net loss per share
Basic	N/A	N/A	(0.09)	N/A	N/A	(3.22)
Diluted	N/A	N/A	(0.09)	N/A	N/A	(3.22)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic	N/A	N/A	(0.61)	N/A	N/A	(3.14)
Diluted	N/A	N/A	(0.61)	N/A	N/A	(3.14)

Weighted-average common shares outstanding:
Basic	N/A	N/A	69,619	N/A	N/A	21,982
Diluted	N/A	N/A	69,619	N/A	N/A	21,982

	Six Months Ended June 30,
	2024			2023
	EBITDA	Adjusted EBITDA	Adjusted Net Loss	EBITDA	Adjusted EBITDA	Adjusted Net Loss
Net loss	$(115,647)	$(115,647)	$(115,647)	$(161,602)	$(161,602)	$(161,602)
Interest expense (a)	6,264	6,264	—	2,560	2,560	—
Provision for income taxes	—	—	—	—	—	—
Depreciation (b)	6,845	6,845	—	9,137	9,137	—
Gain on fair value change in contingent earnout shares liability	—	(41)	(41)	—	(2,564)	(2,564)
Gain on fair value change in warrant and derivative liability	—	(38,836)	(38,836)	—	(22,965)	(22,965)
Loss on fair value change in convertible debt and other	—	67,116	67,116	—	—	—
(Gain) Loss on extinguishment of debt and other	—	(24,462)	(24,462)	—	27,688	27,688
Financing charges incurred upon issuance of PPAs	—	910	910	—	—
Other (income) expense, net	—	(1,143)	(1,143)	—	1,790	1,790
Stock-based compensation	—	12,082	12,082	—	16,543	16,543
Adjusted Non-GAAP amount	$(102,538)	$(86,912)	$(100,021)	$(149,905)	$(129,413)	$(141,110)
(a) Excluding $910 in non-recurring financing charges incurred upon issuance of PPAs shown separately above, as applicable. (b) Includes $92 recorded in cost of revenue.

US GAAP net loss per share
Basic	N/A	N/A	(1.95)	N/A	N/A	(8.04)
Diluted	N/A	N/A	(1.95)	N/A	N/A	(8.04)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic	N/A	N/A	(1.66)	N/A	N/A	(7.02)
Diluted	N/A	N/A	(1.66)	N/A	N/A	(7.02)

Weighted-average common shares outstanding:
Basic	N/A	N/A	60,199	N/A	N/A	20,100
Diluted	N/A	N/A	60,199	N/A	N/A	20,100
Liquidity and Capital Resources
As of June 30, 2024, we had unrestricted cash and cash equivalents in the amount of $4.5 million, which were primarily invested in money market funds that consist of liquid debt securities issued by the U.S. government. In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. Additionally, see discussion related to the operating lease maturity schedule and any new leases entered into in Note 10 of the notes to our accompanying financial statements.

We have incurred and expect to incur, net losses which have resulted in an accumulated deficit of $1.6 billion as of June 30, 2024. Management continues to explore raising additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing to supplement the Company’s capitalization and liquidity. If and as we raise additional funds by incurring loans or by issuing debt securities or preferred stock, these forms of financing have rights, preferences, and privileges senior to those of holders of our Common Stock. The availability and the terms under which we are able to raise additional capital could be disadvantageous, and the terms of debt financing or other non-dilutive financing involve restrictive covenants and dilutive financing instruments, which could place significant restrictions on our operations. Macroeconomic conditions and credit markets are also impacting the availability and cost of potential future debt financing. As we raise capital through the issuance of additional equity, such sales and issuance has and will continue to dilute the ownership interests of the existing holders of Common Stock. There can be no assurances that any additional debt, other non-dilutive and/or equity financing would be available to us on favorable terms or at all. We expect to continue to incur net losses, comprehensive losses, and negative cash flows from operating activities in accordance with our operating plan as we continue to expand our research and development activities to complete the development of our EVs, establish our go-to-market model and scale our operations to meet anticipated demand. We expect that both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:
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
Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	Six Months Ended June 30,
Consolidated Cash Flow Statements Data	2024	2023
Net cash used in operating activities	$(83,419)	$(129,544)
Net cash used in investing activities	(6,923)	(33,905)
Net cash provided by financing activities	88,539	132,215
Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business primarily related to our investment in research and development as well as selling, general, and administrative activities. Our operating cash flow is also affected by our working capital needs to support growth in personnel-related expenditures and fluctuations in accounts payable and other current assets and liabilities.
Our cash outflow from operating activities primarily consist of payments related to our research and development and selling, general and administration expenses. Total expenditure as it relates to research and development excluding depreciation was $43.2 million during the six months ended June 30, 2024, of which a nominal amount related to stock-compensation expenses. We also incurred selling, general and administration expenses of $54.7 million for the six months ended June 30, 2024, of which $12.1 million related to stock-compensation expenses. The expenses include salaries and benefits paid to employees as primarily all salaries and benefits were paid in cash during the six months ended June 30, 2024.
Cash Flows from Investing Activities
We generally expect to experience negative cash flows from investing activities as we expand our business and continue to build our infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth.

Net cash used in investing activities was approximately $6.9 million for the six months ended June 30, 2024, related to purchases of production tooling, machinery, and equipment to support manufacturing activities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $88.5 million for the six months ended June 30, 2024, which primarily consisted of proceeds from issuance of convertible debt of $97.3 million and issuance of Series C Preferred Stock of $16.5 million, offset by repayment of convertible debt of $33.0 million.
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
Interest Rate Risk

We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents. We had cash and cash equivalents totaling $4.5 million as of June 30, 2024. Our cash and cash equivalents were invested primarily in money market funds and are not invested for trading or speculative purposes. However, due to the short-term nature and the low-risk profile of the money market funds, we do not believe a sudden increase or decrease in market interest rates would have a material effect on the fair market value of our portfolio.
Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Inflationary factors such as increases in material costs (e.g., semiconductor chips) or overhead costs may adversely affect our business, financial condition, and operating costs upon commencing commercial operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Executive Chair and CEO and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. We have established and currently maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on an evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
For a description of any material pending legal proceedings, please see Note 11, Commitments and Contingencies, of the notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors

Except as set forth below, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K. Any of the risk factors included in the Annual Report on Form 10-K could result in a significant or material adverse effect on our results of operations, financial condition or cash flows. Additional risk factors not presently known to use or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Any changes as a result of our Employee Reorganization Plan could adversely affect and disrupt our business and results of operations.

On August 14, 2024, the Company implemented an employee reorganization plan (the “Employee Reorganization Plan”), which Employee Reorganization Plan includes permanently reducing the number of employees at our facility in Torrance, California (the “Torrance Facility”), and have issued a Worker Adjustment and Retraining Notification Act notice under both California state and federal law to all employees at the Torrance Facility. Although we currently intend to offer to relocate a majority of employees currently located at the Torrance Facility to the Company’s facilities in either Oklahoma or Texas, any personnel transition that may result could be difficult and inherently cause some loss of institutional knowledge and skills. In addition, we cannot guarantee that we will be able to retain the services of most or any of the personnel being offered relocation, which may disrupt our ability to execute our business strategies that may be adversely affected by the uncertainty associated with these personnel transitions. Further, we may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, our Employee Reorganization Plan. As a result, our business, prospects, financial condition and results of operations could be negatively affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

During the three months ended June 30, 2024, the Company issued 73,649 shares of Common Stock in the aggregate to certain consultants pursuant to their respective contractual arrangements with the Company. Each issuance of shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. Furthermore, each consultant represented to the Company that it is an "accredited investor" as defined in Rule 501 of the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Executive Chairman Agreement

On August 12, 2024, the Company entered into a new Executive Chairman Agreement with Mr. Aquila (the “New Chairman Agreement”), pursuant to his continued service as the Executive Chairman of the Board. Mr. Aquila has served as the Executive Chairman of the Board since December of 2020, and the New Chairman Agreement is intended to replace that certain Executive Chairman Agreement, dated November 25, 2020, by and between the Company and Mr. Aquila (the “Initial Chairman Agreement”), which expired on December 31, 2023. From January 1, 2024 until the date of signing of the New Chairman Agreement, the parties have operated under the terms and provisions set forth in the Initial Chairman Agreement, including, without limitation, for purposes of reimbursement of business expenses.

The term of the New Chairman Agreement commenced on August 12, 2024, and will end on December 31, 2026, or, if earlier, upon his voluntary resignation from the Board upon at least thirty days’ notice, his failure to be re-elected to the Board by the Company’s stockholders at the Company’s 2026 annual stockholder meeting or a vote of no-confidence by a majority of the Board.

Mr. Aquila will be paid a $500,000 annual fee in equal quarterly installments and will be entitled to any benefits and perquisites generally available to members of the Board. He will be reimbursed for business expenses, including air travel expenses for either, at the option of the Company, first class airfare or a fixed rate per hour, as set forth in the New Chairman Agreement, for the business use of his private jet and business expenses associated with the office of the Executive Chairman.

The foregoing description of the New Chairman Agreement is qualified in its entirety by reference to the New Chairman Agreement, which is filed hereto as Exhibit 10.6 and which is incorporated herein by reference.

Torrance CA Facility Employee Reorganization Plan

On August 14, 2024, the Company implemented an employee reorganization plan (the “Employee Reorganization Plan”), which Employee Reorganization Plan includes permanently reducing the number of employees at our facility in Torrance, California (the “Torrance Facility”). As such, we have issued a Worker Adjustment and Retraining Notification Act notice under both California state and federal law to all employees at our Torrance Facility and are offering to relocate a majority of employees currently located at the Torrance Facility to the Company’s facilities in either Oklahoma or Texas. The first employment separations related to this reduction of employees who have not been offered and accepted employment in either our Oklahoma or Texas facilities are expected to occur on October 15, 2024. We intend to offer relocation to approximately 137 employees out of the 194 employees located at the Torrance Facility.

In connection with the Employee Reorganization Plan, the Company currently estimates that it will record an aggregate charge related to one-time relocation benefits and severance payments in the range of approximately up to $3.0 million. The majority of these charges will result in one-time cash expenditures that are expected to be incurred during our fourth quarter of 2024.
Rule 10b5-1
During the quarter ended June 30, 2024, no director or officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
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

4.1	Form of Warrant (incorporated by reference to Exhibit A to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2024)
4.2	Form of Warrant (incorporated by reference to Exhibit B of Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 22, 2024)
10.1
Securities Purchase Agreement, dated April 9, 2024, by and among the Company, AFV Partners SPV-11 LLC and AFV Partners SPV-11/A LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2024)

10.2	Securities Purchase Agreement, dated April 26, 2024, by and between the Company and AFV Partners SPV-11/B LLC
10.3	Securities Purchase Agreement, dated May 3, 2024, by and between the Company and AFV Partners SPV-11/A LLC
10.4
Pre-Paid Advance Agreement, dated June 13, 2024, by and between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 13, 2024)

10.5
Prepaid Advance Agreement, dated July 19, 2024, by and between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 22, 2024)

10.6	Executive Chairman Agreement, dated August 12, 2024, by and between the Company and Anthony Aquila
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
Date: August 14, 2024

CANOO INC.

By:	/s/ Tony Aquila
Name:	Tony Aquila
Title:	Chief Executive Officer and Executive Chair of the Board
(Principal Executive Officer)

By:	/s/ Greg Ethridge
Name:	Greg Ethridge
Title:	Chief Financial Officer
(Principal Financial Officer)