Form 10-Q
period 2024-09-30
Canoo Inc.
filed 2024-11-14
CIK 1750153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
__________________________________________________
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

As of November 13, 2024, there were 96,781,230 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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
•Several of our key vendors, including some single-source suppliers, have sent us notices of nonpayment of amount owed by us. The termination of any of these supply relationships would hinder our ability to manufacture our products, and the disputed amounts owed could lead to material litigation or other actions.
•We may offer shares of our common stock in lieu of cash payments to vendors in an effort to preserve cash for our operations. Doing so may result in us issuing a significant amount of shares which could result in dilution to your investment.
•We need to raise additional capital in the near term, and we currently do not have sufficient cash on hand to meet our near term obligations or capital requirements, which could jeopardize our ability to continue business operations or render us insolvent.
•Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our securities.
•We face significant barriers to manufacture and bring our EVs to market, and if we cannot successfully overcome those barriers our business will be negatively impacted.

•In connection with each of our previous eight Form 10-Qs (beginning with the quarter ended March 31, 2022) and each of our previous two Form 10-Ks, our management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern.
•Outstanding amounts and limited capacity under the Current Yorkville PPAs will make us more vulnerable to downturns in our financial condition.
•If our stockholders approve our proposed reverse stock split, the resulting market price of our Common Stock following such event may not attract new investors, and it is not certain that the proposed reverse stock split will result in a sustained proportionate increase in the market price of our Common Stock.
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
•We may not be able to realize the non-dilutive financial incentives offered by the State of Oklahoma where we will develop our own manufacturing facilities, including if we do not maintain certain levels of employment at such facilities.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CANOO INC. Condensed Consolidated Balance Sheets (in thousands, except par values) (unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$1,533	$6,394
Restricted cash, current	3,936	3,905
Inventory	9,913	6,153
Prepaids and other current assets	13,597	16,099
Total current assets	28,979	32,551
Property and equipment, net	368,740	377,100
Restricted cash, non-current	10,600	10,600
Operating lease right-of-use assets	30,194	36,241
Deferred warrant asset	50,175	50,175
Deferred battery supplier cost, non-current	28,900	30,000
Other non-current assets	5,701	5,338
Total assets	$523,289	$542,005
Liabilities and stockholders' equity
Liabilities
Current liabilities
Accounts payable	$81,015	$65,306
Accrued expenses and other current liabilities	75,085	63,901
Convertible debt, current	42,640	51,180
Derivative liability, current	—	860
Financing liability, current	3,604	3,200
Total current liabilities	202,344	184,447
Contingent earnout shares liability	—	41
Operating lease liabilities, non-current	33,158	35,722
Derivative liability, non-current	9,888	25,919
Financing liability, non-current	28,620	28,910
Warrant liability, non-current	26,618	17,390
Other liabilities	702	—
Total liabilities	$301,330	$292,429
Commitments and contingencies (Note 12)

Redeemable preferred stock, $0.0001 par value; 10,000 authorized, 62 and 45 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively.	$8,780	$5,607

Stockholders’ equity
Common stock, $0.0001 par value; 2,000,000 authorized as of September 30, 2024, and December 31, 2023, respectively; 87,195 and 37,591 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively (1)	9	4
Additional paid-in capital (1)	1,807,403	1,725,809
Accumulated deficit	(1,594,233)	(1,481,844)
Total preferred stock and stockholders’ equity	221,959	249,576
Total liabilities, preferred stock and stockholders’ equity	$523,289	$542,005
(1) Periods presented have been adjusted to reflect the 1-for-23 reverse stock split on March 8, 2024. See Note 1- Organization and Basis of Presentation - Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CANOO INC. Condensed Consolidated Statements of Operations (in thousands, except per share values) Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Revenue	$891	$519	$1,497	$519
Cost of revenue	170	903	2,015	903
Gross margin	721	(384)	(518)	(384)

Operating Expenses
Research and development expenses, excluding depreciation	17,502	21,965	60,676	107,651
Selling, general and administrative expenses, excluding depreciation	22,604	24,925	77,276	85,195
Depreciation	3,752	1,495	10,505	10,632
Reorganization and related exit costs	16,055	—	16,055	—
Total operating expenses	59,913	48,385	164,512	203,478
Loss from operations	(59,192)	(48,769)	(165,030)	(203,862)

Other (Expense) Income
Interest expense	(2,398)	(4,195)	(9,572)	(6,755)
Gain on fair value change in contingent earnout shares liability	—	279	41	2,843
Gain on fair value change in warrant and derivative liability	61,771	17,126	100,607	40,091
Loss on fair value change in derivative asset	—	(3,761)	—	(3,761)
Gain (Loss) on fair value change in convertible debt and other	4,890	(69,615)	(62,226)	(69,615)
Gain (Loss) on extinguishment of debt and other	(1,812)	(2,573)	22,650	(30,261)
Other income (expense), net	(1)	(466)	1,141	(2,256)
Income (Loss) before income taxes	3,258	(111,974)	(112,389)	(273,576)
Provision for income taxes	—	—	—	—
Net income (loss) and comprehensive income (loss) attributable to Canoo	3,258	$(111,974)	(112,389)	(273,576)
Less: dividends on redeemable preferred stock	1,235	—	3,174	—
Net income (loss) and comprehensive income (loss) available to common shareholders	$2,023	$(111,974)	$(115,563)	$(273,576)

Per Share Data (1):
Net income (loss) per share, basic	$0.03	$(4.15)	$(1.73)	$(12.20)
Net income (loss) per share, diluted	$(0.31)	$(4.15)	$(1.73)	$(12.20)
Weighted-average shares outstanding, basic	79,395	27,012	66,645	22,430
Weighted-average shares outstanding, diluted	93,004	27,012	66,645	22,430
(1) Periods presented have been adjusted to reflect the 1-for-23 reverse stock split on March 8, 2024. See Note 1- Organization and Basis of Presentation - Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CANOO INC.

Condensed Consolidated Statement of Redeemable Preferred Stock and Stockholders’ Equity (in thousands) Three and Nine Months Ended September 30, 2024 (unaudited)

	Redeemable Preferred Stock		Common stock (1)		Additional paid-in capital (1)	Accumulated deficit	Total preferred stock and stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	45	$5,607	37,591	$4	$1,725,809	$(1,481,844)	$249,576
Issuance of shares for restricted stock units vested	—	—	1,892	—	—	—	—
Issuance of shares under employee stock purchase plan	—	—	26	—	79	—	79
Issuance of shares under the PPA	—	—	21,935	2	54,938	—	54,940
Issuance of shares under Convertible Debentures	—	—	4,672	—	22,254	—	22,254
Exchange of YA warrants	—	—	—	—	(43,416)	—	(43,416)
Issuance of shares to vendor for services	—	—	290	—	562	—	562
Accretion of preferred shares	—	862	—	—	(862)	—	—
Stock-based compensation	—	—	—	—	10,954	—	10,954
Net loss and comprehensive loss	—	—	—	—	—	(110,687)	(110,687)
Balance as of March 31, 2024	45	$6,469	66,406	$6	$1,770,318	$(1,592,531)	$184,262
Repurchase of unvested shares - forfeitures							—
Issuance of shares for restricted stock units vested	—	—	111	—	—	—	—
Issuance of shares under employee stock purchase plan	—	—	20	—	35	—	35
Issuance of shares under the PPA	—	—	6,291	1	15,606		15,607
Issuance of shares under preferred shares agreement	17	—	—	—	—	—	—
Accretion of preferred shares	—	1,077	—	—	(1,077)	—	—
Issuance of shares to vendor for services	—	—	74	—	225	—	225
Stock-based compensation	—	—	—	—	1,128	—	1,128
Net loss and comprehensive loss	—	—	—	—	—	(4,960)	(4,960)
Balance as of June 30, 2024	62	$7,546	72,902	$7	$1,786,235	$(1,597,491)	$196,297
Issuance of shares for restricted stock units vested	—	—	666	—	—	—	—
Issuance of shares under employee stock purchase plan	—	—	17	—	14	—	14
Issuance of shares under the PPA	—	—	9,796	2	16,870	—	16,872
Issuance of shares under ATM, net of offering costs	—	—	3,725	—	3,681	—	3,681
Accretion of preferred shares	—	1,234	—	—	(1,234)	—	—
Issuance of shares to vendor for services	—	—	89	—	190	—	190
Stock-based compensation	—	—	—	—	1,647	—	1,647
Net income and comprehensive income	—	—	—	—	—	3,258	3,258
Balance as of September 30, 2024	62	$8,780	87,195	$9	$1,807,403	$(1,594,233)	$221,959

(1) Periods presented have been adjusted to reflect the 1-for-23 reverse stock split on March 8, 2024. See Note 1- Organization and Basis of Presentation - Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CANOO INC.

Condensed Consolidated Statement of Redeemable Preferred Stock and Stockholders’ Equity (in thousands) Three and Nine Months Ended September 30, 2023 (unaudited)

	Redeemable Preferred Stock		Common stock (1)		Additional paid-in capital (1)	Accumulated deficit	Total preferred stock and stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	15,452	$2	$1,416,394	$(1,179,823)	$236,573
Repurchase of unvested shares - forfeitures	—	—	(1)	—	—	—	—
Issuance of shares for restricted stock units vested	—	—	120	—	—	—	—
Issuance of shares upon exercise of vested stock options	—	—	—	—	—	—	—
Issuance of shares under employee stock purchase plan	—	—	30	—	389	—	389
Vesting of early exercised stock options and restricted stock awards	—	—	—	—	26	—	26
Issuance of shares under the PPA	—	—	2,903	—	64,389	—	64,389
Reclassification of warrant liability to additional paid-in capital	—	—	—	—	19,510	—	19,510
Issuance of shares under SPA, net of offering costs	—	—	2,174	—	10,161	—	10,161
Issuance of warrants to placement agent under SPA	—	—	—	—	1,600	—	1,600
Stock-based compensation	—	—	—	—	9,836	—	9,836
Net loss and comprehensive loss	—	—	—	—	—	(90,732)	(90,732)
Balance as of March 31, 2023	—	$—	20,678	$2	$1,522,305	$(1,270,555)	$251,752
Repurchase of unvested shares - forfeitures	—	—	(1)	—	—	—	—
Issuance of shares for restricted stock units vested	—	—	88	—	—	—	—
Issuance of shares under employee stock purchase plan	—	—	26	—	246	—	246
Vesting of early exercised stock options and restricted stock awards	—	—	—	—	2	—	2
Proceeds from exercise of YA warrants	—	—	1,488	—	21,223	—	21,223
Issuance of shares under PIPE agreement	—	—	710	—	1,753	—	1,753
Issuance of shares under the ATM, net of offering costs	—	—	83	—	1,155	—	1,155
Issuance of shares under YA convertible debenture	—	—	1,552	—	19,021	—	19,021
Issuance of shares under I-40 financing arrangement	—	—	101	—	1,506	—	1,506
Issuance of shares to vendor for services	—	—	9	—	250	—	250
Stock-based compensation	—	—	—	—	6,707	—	6,707
Net loss and comprehensive loss	—	—	—	—	—	(70,870)	(70,870)
Balance as of June 30, 2023	—	$—	24,735	$2	$1,574,168	$(1,341,425)	$232,745
Repurchase of unvested shares	—	—	(1)	—	—	—	—
Issuance of shares for restricted stock units vested	—	—	48	—	—	—	—
Issuance of shares upon exercise of vested stock options	—	—	—	—	—	—	—
Issuance of shares under employee stock purchase plan	—	—	24	—	231	—	231
Vesting of early exercised stock options and restricted stock awards	—	—	—	—	2	—	2
Issuance of shares under PIPE agreement	—	—	243	—	19	—	19
Issuance of shares under Convertible Debentures	—	—	2,598	—	30,198	—	30,198
Issuance of shares under the PPA	—	—	654	—	7,523	—	7,523
Stock-based compensation	—	—	—	—	6,908	—	6,908
Net loss and comprehensive loss	—	—	—	—	—	(111,974)	(111,974)
Balance as of September 30, 2023	—	$—	28,300	$2	$1,619,049	$(1,453,399)	$165,652

(1) Periods presented have been adjusted to reflect the 1-for-23 reverse stock split on March 8, 2024. See Note 1- Organization and Basis of Presentation - Reverse Stock Split, for additional information.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CANOO INC.

Condensed Consolidated Statements of Cash Flows (in thousands) Nine Months Ended September 30, 2024 and 2023 (unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(112,389)	$(273,576)
Adjustments to reconcile net loss to net cash used in operating activities:		—
Depreciation and amortization	10,597	10,632
Non-cash operating lease expense	2,647	2,504
Reorganization and related exit costs	16,055	—
Inventory write-downs	—	366
Stock-based compensation expense	13,730	23,451
Gain on fair value change of contingent earnout shares liability	(41)	(2,843)
Gain on fair value change in warrants liability	(60,463)	(37,093)
Gain on fair value change in derivative liability	(40,144)	(2,998)
Gain on extinguishment of debt and other	(22,650)	30,261
Loss on fair value change in derivative asset	—	3,761
Loss on in fair value change in convertible debt and other	62,226	69,615
Non-cash debt discount	3,142	5,010
Non-cash interest expense	4,220	2,234
Financing charges incurred upon issuance of PPAs	1,820	—
Other	849	839
Changes in assets and liabilities:
Inventory	(3,759)	(3,096)
Prepaid expenses and other current assets	2,502	(3,445)
Other assets	737	(2,511)
Accounts payable, accrued expenses, and other current liabilities	10,983	(14,546)
Net cash used in operating activities	(109,938)	(191,435)

Cash flows from investing activities:
Purchases of property and equipment	(9,730)	(45,376)
Net cash used in investing activities	(9,730)	(45,376)

Cash flows from financing activities:
Proceeds from sale of employee retention credits	9,013	—
Payment of offering costs	—	(400)
Proceeds from exercise of YA warrants	—	21,223
Proceeds from issuance of shares under PIPEs	—	11,750
Proceeds from employee stock purchase plan	128	866
Proceeds from issuance of shares under RDO, net of issuance cost	—	50,961
Proceeds from convertible debenture	—	107,545
Payment of transaction costs	—	(949)
Proceeds for issuance of shares under ATM	3,681	1,155
Payment made on I-40 lease	(2,314)	—
Proceeds from PPA, net of issuance costs	135,995	16,751
Repayment of PPAs	(48,165)	—
Proceeds from preferred shares transaction	16,500	—
Net cash provided by financing activities	114,838	208,902
Net decrease in cash, cash equivalents, and restricted cash	(4,830)	(27,909)

	Nine months ended September 30,
	2024	2023
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	20,899	50,615
Cash, cash equivalents, and restricted cash, end of period	$16,069	$22,706

Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents at end of period	1,533	8,260
Restricted cash, current at end of period	3,936	3,846
Restricted cash, non-current at end of period	10,600	10,600
Total cash, cash equivalents, and restricted cash at end of period shown in the Condensed Consolidated Statements of Cash Flows	$16,069	$22,706

Supplemental non-cash investing and financing activities
Acquisition of property and equipment included in current liabilities	$57,209	$63,776
Acquisition of property and equipment included in current liabilities during the period	$1,750	$23,820
Acquisition of property and equipment included in financing liabilities	$—	$34,275
Offering costs included in current liabilities	$903	$903
Recognition of convertible debentures	$—	$71,438
Issuance of shares for extinguishment of convertible debt under PPA agreement	$87,418	$71,911
Issuance of shares for extinguishment of convertible debt under convertible debenture	$22,254	$49,219
Recognition of warrant liability	$26,275	$112,401
Recognition of derivative liability	$24,857	$4,310
Recognition of derivative asset	$—	$5,966
Accretion on preferred shares	$3,174	$—
Non-cash settlement of accounts payable	$125	$—
Recognition of operating lease right-of-use asset	$—	$272
Reclassification of warrant liability to additional paid in capital	$—	$19,510
Exchange of equity classified warrants	$43,416	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CANOO INC.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, unless otherwise stated) (unaudited)
1. Organization and Description of the Business

Canoo Inc. (“Canoo” or the “Company”) is a high tech advanced mobility technology company with a proprietary modular electric vehicle platform and connected services initially focused on commercial fleet, government and military customers. The Company has developed a breakthrough EV platform that it believes will enable it to rapidly innovate and bring new products addressing multiple use cases to market faster than its competition and at a lower cost.
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
Liquidity and Capital Resources

The Company’s principal sources of liquidity are its unrestricted cash balance and the Company's principal access to capital is under the July 2024 PPA (as defined in Note 10). The Company has incurred losses and negative cash flows from operating activities since inception and has a working capital deficit. The Company had negative cash flows from operating activities of $109.9 million for the nine months ended September 30, 2024. The Company expects to continue to incur net losses and negative cash flows from operating activities in accordance with its operating plan and expects that expenditures will increase significantly in connection with its ongoing activities. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
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
Convertible Debt
The Company accounts for convertible debt that does not meet the criteria for equity treatment in accordance with the guidance contained in ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The Company classifies convertible debt based on the repayment terms and conditions. Any discounts or premiums on the convertible debt and costs incurred upon issuance of the convertible debt are amortized to interest expense over the terms of the related convertible debt. Convertible debt is also analyzed for the existence of embedded derivatives, which may require bifurcation from the convertible debt and separate accounting treatment. For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the Condensed Consolidated Statements of Operations. Refer to Note 10 for further information.
The Company has elected the fair value option to account for the YA Convertible Debentures, the Ninth Pre-Paid Advance, the Tenth Pre-Paid Advance, the June Prepaid Advance, the Initial July Prepaid Advance and the First Supplemental Advance (all as defined in Note 10 and collectively "Convertible Debt") and recorded such instruments at fair value upon issuance. The Company records changes in fair value in the Condensed Consolidated Statements of Operations, with the exception of changes in fair value due to instrument-specific credit risk which, if present, will be recorded as a component of other comprehensive income. Interest expense related to the Convertible Debt is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the Convertible Debt were expensed as incurred.
Warrants

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("ASC 480"), then in accordance with ASC 815-40 ("ASC 815"), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date. Refer to Note 16 for information regarding the warrants issued.

Redeemable Preferred Stock

Accounting for convertible or redeemable equity instruments in the Company’s own equity requires an evaluation of the hybrid security to determine if liability classification is required under ASC 480-10. Liability classification is required for freestanding financial instruments that are not debt in legal form and are: (1) subject to an unconditional obligation requiring the issuer to redeem the instrument by transferring assets (i.e., mandatorily redeemable), (2) instruments other than equity shares that embody an obligation of the issuer to repurchase its equity shares, or (3) certain types of instruments that obligate the issuer to issue a variable number of equity shares. Securities that do not meet the scoping criteria to be classified as a liability under ASC 480 are subject to redeemable equity guidance, which prescribes securities that may be subject to redemption upon an event not solely within the control of the issuer to be classified outside permanent equity (i.e., classified in temporary equity). Securities classified in temporary equity are initially measured at the proceeds received, net of issuance costs and excluding the fair value of bifurcated embedded derivatives (if any). Subsequent measurement of the carrying value is not required unless the instrument is probable of becoming redeemable or is currently redeemable. When the instruments are currently redeemable or probable of becoming redeemable, the Company will recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the then current maximum redemption value at the end of each reporting period. Refer to Note 14 for information regarding the Redeemable Preferred Stock issued.

Stock-Based Compensation

The Company accounts for stock-based compensation awards granted to employees and directors based on the awards’ estimated grant date fair value. The Company estimates the fair value of its Common Stock options using the Black-Scholes-Merton option-pricing model. For stock-based awards that vest solely based on continued service (“service-only vesting conditions”), the resulting fair value is recognized under the graded vesting method over the requisite service period, which is usually the vesting period and generally four years. The Company recognizes the fair value of stock-based awards which contain performance conditions using the graded vesting method, when it is probable the performance condition will be met. The Company recognizes the fair value of stock-based awards which contain market conditions, such as stock price milestones, by simulating a range of possible future stock prices for the Company over the performance period using a Monte-Carlo simulation model to determine the grant date fair value. The Company accounts for forfeitures as they occur. The Company classifies stock-based compensation expense in its Consolidated Statement of Operations in the same manner in which the award recipient’s payroll costs are classified. For grants to non-employees, an expense is recognized when the good or service is received.

The Company estimates the fair value of RSUs based on the market price of the Company’s Common Stock underlying the awards on the grant date. Fair value for awards with stock price performance metrics is calculated using the Monte Carlo simulation model, which incorporates stock price correlation and other variables over the time horizons matching the performance periods. Refer to Note 15 for awards granted to employees during the period.

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

Net income (loss) per Share
Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of the Company's common shares outstanding during the period, after consideration for potential dilutive securities. For periods when the Company is in a net loss position, diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive.
3. Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”), in the form of ASUs, to the FASB’s Accounting Standards Codification.
The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s Condensed Consolidated Financial Position, Results of Operations or Cash Flows.
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
4. Fair Value Measurements
The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis as required by ASC 820, by level, within the fair value hierarchy as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Fair Value	Level 1	Level 2	Level 3
Liability
Convertible debt, current	$42,640	$—	$—	$42,640
Derivative liability, non-current	$9,888	$—	$—	$9,888
Warrant liability, non-current	$26,618	$—	$26,618	$—

	December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Liability
Contingent earnout shares liability	$41	$—	$—	$41
Derivative liability, current	$860	$—	$—	$860
Convertible debt, current	$16,052	$—	$—	$16,052
Derivative liability, non-current	$25,919	$—	$—	$25,919
Warrant liability, non-current	$17,390	$—	$17,390	$—

The Company’s Contingent Earnout liability, convertible debt, derivative liabilities are considered “Level 3” fair value measurement. Refer to Note 2 for discussion of the Company’s methods for valuation.

The Company entered into the Ninth Pre-Paid Advance, Tenth Pre-Paid Advance, June Prepaid Advance, Initial July Prepaid Advance and First Supplemental Advance as discussed in Note 10, whereby the Company elected to account for the transactions under the fair value option of accounting upon issuance. The Ninth Pre-Paid Advance and June Prepaid Advance were fully paid off as of the end of the reporting period. The Company estimated the fair value of the Tenth Pre-Paid Advance, Initial July Prepaid Advance, and First Supplemental Advance based on assumptions used in the Monte Carlo simulation model using the following inputs as of the end of the reporting period:

	Tenth Pre-Paid Advance	Initial July Prepaid Advance	First Supplemental Advance

Stock price	$0.98	$0.98	$0.98
Risk free interest rate	4.8%	4.6%	4.5%
Interest rate	5.0%	5.0%	5.0%
Expected volatility	106.2%	115.7%	111.6%
Expected dividend yield	—%	—%	—%
Remaining term (in years)	0.2	0.3	0.4
Following is a summary of the change in fair value of the Convertible Debt for the nine months ended September 30, 2024 and September 30, 2023 (in thousands).

	Nine months ended September 30,
Convertible Debt	2024	2023
Beginning fair value	$16,052	$—
Additions during the period	87,046	71,438
Payments in cash and common stock during the period	(97,091)	—
Change in fair value during the period	36,633	1,339
Ending fair value	$42,640	$72,777
As the proceeds of the freestanding instruments identified within the Ninth Pre-Paid Advance exceeded the fair value, a gain on issuance on convertible debt was recognized. As the fair value of the freestanding instruments identified within the Tenth Pre-Paid Advance, June Prepaid Advance and Initial July Prepaid Advance exceeded the proceeds received, losses on issuance on convertible debt were recognized. Refer to Note 10 for further information.
The Company has a contingent obligation to issue shares of Common Stock to certain stockholders and employees upon the achievement of certain market share price milestones within specified periods. Issuances are made in three tranches of approximately 0.2 million shares, for a total of 0.7 million shares, each upon reaching share price targets within specified time frames from December 21, 2020 ("Earnout Date"). The first tranche was not issued given the share price did not reach the specified threshold as of December 21, 2022. The second tranche will be issued if the share price reaches $575.00 within four years of the closing of the Earnout Date. The third tranche will be issued if the share price reaches $690.00 within five years of the Earnout Date. The tranches may also be issued upon a change of control transaction that occurs within the respective timeframes and results in per share consideration exceeding the respective share price target. As of September 30, 2024, the Company has a remaining contingent obligation to issue 0.4 million shares of Common Stock, the ending fair value of which is nominal based on changes in the fair value of the Earnout Shares liability, driven primarily by changes in the share price of the Company's Common Stock.

Following is a summary of the change in fair value of the Earnout Shares liability for the nine months ended September 30, 2024 and September 30, 2023 (in thousands).

	Nine months ended September 30,
Earnout Shares Liability	2024	2023
Beginning fair value	$41	$3,013
Change in fair value during the period	(41)	(2,843)
Ending fair value	$—	$170
The Company entered into a Lease Agreement ("Lease Agreement") with I-40 OKC Partners LLC ("I-40") which contained a "Market Value Shortfall" provision that meets the definition of a derivative, valued at $0.6 million at inception. The shortfall expired in April 2024, upon which the Company recorded a gain on the derecognition of the liability of $1.6 million. The amount was included within Gain (Loss) on extinguishment of debt and other. The fair value of the Market Value Shortfall derivative measured as of December 31, 2023 and immediately prior to expiration was $0.9 million and $1.6 million, respectively, resulting in a loss of $0.7 million during the nine months ended September 30, 2024 which is included within Gain on fair value change in warrant and derivative liability within the Condensed Consolidated Statement of Operations.
The Company entered into the Series B Preferred Stock Purchase Agreement with the Series B Preferred Stock Purchaser whose conversion feature meets the definition of a derivative liability which requires bifurcation (refer to Note 14). The Company estimated the fair value of the conversion feature derivative embedded in the Series B Preferred Stock Purchase Agreement based on assumptions used in the Monte Carlo simulation model using the following inputs as of the end of the reporting period: the price of the Company’s Common Stock of $0.98; a risk-free interest rate of 3.6%; expected volatility of the Company’s Common Stock of 117.3%; expected dividend yield of 0.0%; and remaining term of 4.03 years. The fair value of the conversion feature derivative measured as of December 31, 2023 and September 30, 2024 was $25.9 million and $2.4 million, respectively, resulting in a gain of $23.6 million during the nine months ended September 30, 2024 included within the Condensed Consolidated Statement of Operations.
The Company entered into the Series C Preferred Stock Purchase Agreement with the Series C Preferred Stock Purchasers (as defined in Note 14) whose conversion feature meets the definition of a derivative liability which requires bifurcation. The Company estimated the fair value of the conversion feature derivative embedded in the Series C Preferred Stock Purchase Agreement based on assumptions used in the Monte Carlo simulation model using the following inputs as of the end of the reporting period: the price of the Company’s Common Stock of $0.98; a risk-free interest rate of 3.6%; expected volatility of the Company’s Common Stock of 117.3%; expected dividend yield of 0.0%; and remaining term of 4.59 years. The fair value of the conversion feature derivative measured as of issuance and September 30, 2024 was $24.9 million and $7.5 million, respectively, resulting in a gain of $17.3 million during the nine months ended September 30, 2024 included within the Condensed Consolidated Statement of Operations.
Following is a summary of the change in fair value of the derivative liability for the nine months ended September 30, 2024 and September 30, 2023 (in thousands).

	Nine months ended September 30,
Derivative liability	2024	2023
Beginning fair value	$26,779	$—
Additions during the period	24,857	4,310
Derecognition of liability upon expiration of agreement	(1,604)	(774)
Change in fair value during the period	(40,144)	(2,998)
Ending fair value	$9,888	$538

Refer to Note 16 for discussion related to warrants fair value measurements.

5. Reorganization and Related Exit Costs

In August 2024, the Company initiated an employee reorganization plan (the “Employee Reorganization Plan”), which includes a reduction of the number of employees in its Torrance, California (the “Torrance Facility”), and the relocation of remaining employees, inventory and certain fixed assets to the Company’s Oklahoma or Texas facilities.

As part of the Employee Reorganization Plan, the Company will incur non- recurring move costs, employee relocation benefits, severance and other related exit costs, as well as recognize certain non-cash impairment charges resulting from or associated with the Torrance Facility.

The following table summarizes the costs recorded during the three months and nine months ended September 30, 2024 and the remaining liabilities as of September 30, 2024 (in thousands):

	Costs Recognized	Remaining Liability as of September 30, 2024
Employee related relocation costs	$2,710	$2,591
Other exit costs	702	702
Impairment loss - leasehold improvements	9,243	—
Impairment of right-of-use asset - operating lease	3,400	—
	$16,055	$3,293

During the three months ended September 30, 2024, the Company paid $0.1 million related to employee related relocation costs. Of the remaining liability of $3.3 million as of September 30, 2024, $2.6 million is included in Accrued expenses and other current liabilities (refer to Note 9) and $0.7 million is included in Other liabilities. The Company will recognize future move related costs totaling approximately $1.6 million when they are incurred and expects that the move and relocation activities will be substantially completed by March 31, 2025.

6. Prepaids and Other Current Assets
Prepaids and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expense	$7,328	$9,300
Short term deposits	4,179	6,312
Deferred battery supplier cost	1,100	—
Accounts receivable	786	—
Other current assets	204	487
Prepaids and other current assets	$13,597	$16,099
7. Inventory
    Inventory consisted of the following (in thousands)

	September 30, 2024	December 31, 2023
Raw materials	$9,490	$5,727
Work-in-progress	343	346
Finished goods	80	80
Inventory	$9,913	$6,153

The Company writesdown inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories ("LCNRV") is less than the carrying value. No write-downs were recorded during the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, we recorded write-downs of $0.4 million, which are reported in Cost of revenues within the Condensed Consolidated Statements of Operations.

8. Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Tooling, machinery, and equipment	$51,450	$44,025
Computer hardware	8,925	8,921
Computer software	9,835	9,835
Vehicles	1,695	1,528
Building	28,475	28,475
Land	5,800	5,800
Furniture and fixtures	877	788
Leasehold improvements	2,095	17,470
Construction-in-progress	312,030	307,489
Total property and equipment	421,182	424,331
Less: Accumulated depreciation	(52,442)	(47,231)
Total property and equipment, net	$368,740	$377,100
Construction-in-progress is primarily related to the development of manufacturing lines as well as equipment and tooling necessary in the production of the Company’s vehicles. Completed tooling assets are transferred to their respective asset classes and depreciation begins when an asset is ready for its intended use.
As a result of the Torrance reorganization discussed in Note 5, the Company re-evaluated its asset grouping and recognized an impairment loss of $9.2 million related to its leasehold improvements.
Depreciation expense for property and equipment was $3.8 million and $10.6 million for the three and nine months ended September 30, 2024 respectively, of which a nominal amount is included in Cost of revenue. Depreciation expense for property and equipment was $1.5 million and $10.6 million for the three and nine months ended September 30, 2023, respectively.

9. Accrued Expenses and Other Current liabilities
Accrued expenses consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued property and equipment purchases	$28,523	$29,433
Accrued research and development costs	12,129	15,913
Accrued professional fees	9,442	6,623
ERC financing liability	9,786	—
Operating lease liabilities, current portion	3,365	3,086
Accrual for reorganization and related exit costs	3,293	—
Other accrued expenses	8,547	8,846
Total accrued expenses and other current liabilities	$75,085	$63,901
The ERC financing liability represents the amount received in May 2024, in accordance with an agreement entered into with a third-party investor ("ERC Agreement") pursuant to which the investor purchased, for approximately $9.0 million in cash, the economic interest, at a discount of approximately $2.3 million, in our rights to payment from the Internal Revenue Service ("IRS") with respect to the employee retention credits for the nine month period ended September 30, 2021, as filed by the Company in January 2024 under the Coronavirus Aid, Relief, and Economic Security Act. The amount received by the Company pursuant to the ERC Agreement was recorded as an accrued liability, pending final determination by and receipt of such payment from the IRS. The discount is being accreted over the period the IRS claim is expected to be received and recorded as interest expense. For the three and nine months ended September 30, 2024, accretion totaled $0.8 million.

10. Convertible Debt
Yorkville PPAs
Initial PPA

On July 20, 2022, the Company entered into the Pre-Paid Advance Agreement (the "Initial PPA") with YA II PN, Ltd. ("Yorkville") pursuant to which the Company could request advances of up to $50.0 million in cash from Yorkville, with an aggregate limit of $300.0 million (the "Pre-Paid Advance"). Amounts outstanding under Pre-Paid Advances could be offset by the issuance of shares of Common Stock to Yorkville at a price per share calculated pursuant to the Initial PPA as the lower of 120.0% of the daily volume-weighted average price (“VWAP”) on Nasdaq as of the day immediately preceding the date a Pre-Paid Advance was made (“Fixed Price”) or 95.0% of the VWAP on Nasdaq as of the day immediately preceding the conversion date, which in no event would be less than $23.00 per share (“Floor Price”). The third Pre-Paid Advance (the "Third Pre-Paid Advance") amended the purchase price to be the lower of 110.0% of the VWAP on Nasdaq as of the day immediately preceding the date a Pre-Paid Advance was made (“Amended Fixed Price”) or 95.0% of the VWAP on Nasdaq during the five days immediately preceding the conversion date, which in no event would be less than $11.50 per share (“Amended Floor Price”). The Company's stockholders approved the Amended Floor Price, which was proposed and voted on at the special meeting of Company stockholders held on January 24, 2023. The Company's stockholders further approved the Second Amended Floor Price (as defined below), which was proposed and voted on at the special meeting of Company stockholders held on October 5, 2023. The issuance of the shares of Common Stock under the Initial PPA is subject to certain limitations, including that the aggregate number of shares of Common Stock issued pursuant to the Initial PPA (including the aggregation with the issuance of shares of Common Stock under Standby Equity Purchase Agreement entered into by the Company with Yorkville on May 10, 2022 (the “SEPA”), which was terminated effective August 26, 2022) cannot exceed 19.9% of the Company's outstanding shares of Common Stock as of May 10, 2022 ("PPA Exchange Cap"). The Company's stockholders approved the issuance of shares of the Company’s Common Stock in excess of the PPA Exchange Cap, which was proposed and voted on at the special meeting of Company stockholders held on January 24, 2023. Interest accrues on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 5.0%, subject to an increase to 15.0% upon events of default described in the Initial PPA. Except for the Tenth

Pre-Paid Advance, each Pre-Paid Advance has a maturity date of 15 months from the Pre-Paid Advance Date. Yorkville is not entitled to participate in any earnings distributions until a Pre-Paid Advance is offset with shares of Common Stock.

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

On September 11, 2023, Yorkville agreed to advance $12.5 million to the Company on account of the fifth Pre-Paid Advance in accordance with the Initial PPA (the "Fifth Pre-Paid Advance"). The net proceeds received by the Company, after giving effect to the commitment fee and the purchase price discount provided for in the Initial PPA, was $11.8 million. Of the aggregate proceeds, $6.0 million was allocated to derivative assets for an embedded conversion feature included in the Fifth Pre-Paid Advance. Any portion of the convertible debt settled using the Variable Price (as defined further in Note 10) will be extinguished as a share settled redemption while any settlement using the Fixed Price or the applicable floor price will be settled via conversion accounting. As of December 31, 2023, the Fifth Pre-Paid Advance was fully paid off through the issuance of 1.2 million shares of Common Stock to Yorkville.

The Company's stockholders approved an amendment to the Initial PPA with Yorkville to lower the minimum price which shares may be sold from $11.50 per share to $2.30 per share (the "Second Amended Floor Price"), which was proposed and voted on at the special meeting of Company stockholders held on October 5, 2023 (the "October Special Meeting").

On November 21, 2023, Yorkville agreed to advance $21.3 million to the Company on account of the Sixth Pre-Paid Advance in accordance with the Initial PPA (the "Sixth Pre-Paid Advance"). The net proceeds received by the Company, after giving effect to the commitment fee and the purchase price discount provided for in the Initial PPA, was $20.0 million. As of February 8, 2024, the Sixth Pre-Paid Advance was fully paid off through the issuance of 6.1 million shares of Common Stock to Yorkville. For the nine months ended September 30, 2024, the loss on extinguishment of debt from repaying the Sixth Pre-Paid Advance was $1.2 million and interest expense incurred as a result of effective interest under the Initial PPA was $0.2 million.

On December 20, 2023, Yorkville agreed to advance $16.0 million to the Company on account of the Seventh Pre-Paid Advance in accordance with the Initial PPA (the "Seventh Pre-Paid Advance"). The net proceeds received by the Company, after giving effect to the commitment fee and the purchase price discount provided for in the Initial PPA, was $15.0 million. As of March 12, 2024, the Seventh Pre-Paid Advance was fully paid off through the issuance of 2.9 million shares of Common Stock to Yorkville, in addition to $7.2 million of cash. For the nine months ended September 30, 2024, the loss on extinguishment of debt from repaying the Seventh Pre-Paid Advance was $0.5 million and interest expense incurred as a result of effective interest under the Initial PPA was $0.4 million.

On January 11, 2024, Yorkville agreed to advance $17.5 million to the Company on account of the Eighth Pre-Paid Advance in accordance with the Initial PPA (the "Eighth Pre-Paid Advance"). The net proceeds received by the Company, after giving effect to the commitment fee and the purchase price discount provided for in the Initial PPA, was $16.5 million. As of March 12, 2024, the Eighth Pre-Paid Advance was fully paid off through the issuance of 4.1 million shares of Common Stock to Yorkville, in addition to $8.3 million of cash. For the nine months ended September 30, 2024, the loss on extinguishment of debt from repaying the Eighth Pre-Paid Advance was $0.6 million and interest expense incurred as a result of effective interest under the Initial PPA was $0.4 million.

On January 31, 2024, Yorkville agreed to advance $20.0 million to the Company on account of the Ninth Pre-Paid Advance in accordance with the Initial PPA (the "Ninth Pre-Paid Advance"). The net proceeds received by the Company, after giving effect to the commitment fee and the purchase price discount provided for in the Initial PPA, was

$18.8 million. The Company elected to account for the Ninth Pre-Paid Advance under the fair value option of accounting upon issuance, due to the simplification of accounting when electing the fair value option. The proceeds were allocated to all freestanding instruments recorded at fair value. As of March 12, 2024, the Ninth Pre-Paid Advance was fully paid off through the issuance of 1.3 million shares of Common Stock to Yorkville, in addition to $17.5 million of cash. For the nine months ended September 30, 2024, the loss on extinguishment of debt from repaying the Ninth Pre-Paid Advance was nominal.

On March 12, 2024, Yorkville agreed to advance $62.0 million to the Company on account of the Tenth Pre-Paid Advance in accordance with the Initial PPA (the "Tenth Pre-Paid Advance"). Approximately $33.0 million of the proceeds received from the Tenth Pre-Paid Advance were used to repay the remaining outstanding amounts on the Seventh, Eighth, and Ninth Pre-Paid Advances (refer to above). The net proceeds received by the Company, after giving the effect to the repayment, financing charges of $14.0 million provided for in the Initial PPA, were $15.0 million. The Company elected to account for the Tenth Pre-Paid Advance under the fair value option of accounting upon issuance, due to the simplification of accounting when electing the fair value option. With respect to the Tenth Pre-Paid Advance, the Purchase Price (as such term is used in the Initial PPA) is currently equal to $2.30 per share. The Tenth Pre-Paid Advance had an initial stated maturity date of six months from the anniversary of the Tenth Pre-Paid Advance (i.e., September 12, 2024), however, in the October Omnibus Consent (as defined below), the Company and Yorkville agreed to amend the stated maturity date until March 12, 2025. Pursuant to the terms of the Initial PPA, upon such maturity date, the Company would be required to pay Yorkville an amount in cash equal to the outstanding Pre-Paid Advances Amount, plus accrued and unpaid interest thereon.

During the nine months ended September 30, 2024, 19.7 million shares of Common Stock converted at the Second Amended Floor Price have been issued under the Tenth Pre-Paid Advance, with a gain on extinguishment of debt of $8.1 million recorded.

As of September 30, 2024, a principal balance of $17.5 million remains outstanding under the Tenth Pre-Paid Advance.

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

June 2024 PPA

On June 13, 2024 (the “June PPA Date”), the Company entered into a Prepaid Advance Agreement with Yorkville (the "June 2024 PPA," and together with the Initial PPA and the July 2024 PPA (as defined below), collectively, the "Yorkville PPAs"). In accordance with the terms of the June 2024 PPA, on the June PPA Date, Yorkville agreed to advance $15.0 million to the Company (the “June Prepaid Advance”). After giving effect to the commitment fee and the purchase price discount provided for in the June 2024 PPA, net proceeds of the June Prepaid Advance to the Company were approximately $14.1 million. The Company elected to account for the June Prepaid Advance under the fair value option of accounting upon issuance, due to the simplification of accounting when electing the fair value option. The proceeds were allocated to all freestanding instruments recorded at fair value.

On August 28, 2024, $15.0 million in principal amount and approximately $0.2 million of accrued and unpaid interest remained outstanding under the June 2024 PPA (such amounts, collectively, the “Outstanding June PPA Amount”). Pursuant to the First Supplemental Agreement (as defined below), the Company used a portion of the proceeds from the First Supplemental Advance (as defined below) to repay all of the Outstanding June PPA Amount. Yorkville waived the

Redemption Premium (as defined in the June 2024 PPA) on the Outstanding June PPA Amount and any prior notice period required pursuant to the June 2024 PPA. As such, as of August 28, 2024, none of the June Prepaid Advance remains outstanding and the Company did not issue any shares of Common Stock to Yorkville pursuant to the June 2024 PPA. For the nine months ended September 30, 2024, the loss on extinguishment of debt from repaying the June Prepaid Advance was $3.6 million.

As of September 30, 2024, no balance remained outstanding under the June Prepaid Advance.

July 2024 PPA

On July 19, 2024 (the “July Effective Date”), the Company entered into a Prepaid Advance Agreement with Yorkville (the "July 2024 PPA," and together with the Initial PPA, collectively, the "Current Yorkville PPAs"). In accordance with the terms of the July 2024 PPA, the Company may request advances of up to $15.0 million in cash from Yorkville (or such greater amount that the parties may mutually agree) (each, a “Prepaid Advance”), including an initial Prepaid Advance of $15.0 million (the “Initial July Prepaid Advance”) requested by the Company in connection with entering the July 2024 PPA and from time to time thereafter, with an aggregate limitation on the Prepaid Advances of $100.0 million. A Prepaid Advance will be offset upon the issuance of shares of our Common Stock to Yorkville.

The Initial July Prepaid Advance will be offset upon the issuances of shares of Common Stock at an initial Purchase Price (when reference to the July 2024 PPA, as such term is used in the July 2024 PPA) equal to $2.70 per share. On any date after September 17, 2024, the Purchase Price on any remaining amount of the Initial July Prepaid Advance then outstanding at such time will be the lower of (i) $2.70 per share and (ii) 95% of the lowest daily VWAP of the Common Stock during five trading days immediately preceding the date on which Yorkville provides the purchase notice to the Company (the “July PPA Variable Price”); however, in no event shall the Purchase Price under the July 2024 PPA be less than $1.00 per share (the “July PPA Floor Price”).

With respect to a Prepaid Advance other than the Initial July Prepaid Advance, such Prepaid Advance will be offset upon the issuances of shares of Common Stock at a Purchase Price equal to the lower of (i) 120% of the daily VWAP of the Common Stock on Nasdaq as of the trading day immediately prior to the date of the disbursement of such Prepaid Advance (the "YA Fixed Price") and (ii) the July PPA Variable Price; however, in no event shall the Purchase Price be lower than the current July PPA Floor Price.

After giving effect to the commitment fee, structuring fee and the purchase price discount provided for in the July 2024 PPA, net proceeds of the Initial July Prepaid Advance to the Company were approximately $14.1 million. The issuance of Common Stock under the July 2024 PPA is subject to certain limitations, including, among others, that the aggregate number of shares (including share issuances under the June 2024 PPA) of Common Stock issued pursuant to the July 2024 PPA cannot exceed 19.99% of the Common Stock as of June 13, 2024 ("Current Yorkville Exchange Cap") unless the Company’s stockholders have approved issuances in excess of the Current Yorkville Exchange Cap. Pursuant to the terms of the July 2024 PPA, interest accrues on the outstanding balance of a Prepaid Advance at an annual rate equal to 5%, subject to an increase to 15% upon events of default described in the July 2024 PPA.

In connection with the Initial July Prepaid Advance, on the July Effective Date, the Company issued to Yorkville a warrant to purchase approximately 2.8 million shares of Common Stock each at an exercise price of $2.70 per share, exercisable beginning on January 19, 2025 and with an expiration date of July 19, 2029 (the “July YA Warrants”). The July YA Warrants include customary adjustment provisions for stock splits, combinations and similar events.

Furthermore, at each closing of any additional Prepaid Advance, the Company (upon agreement between the Company and Yorkville at such time) may issue to Yorkville a warrant for the purchase of up to such number of Common Stock determined by dividing one hundred percent of the principal amount of such Prepaid Advance by the YA Fixed Price in respect of such Prepaid Advance, with an exercise price equal to the YA Fixed Price in respect of such Prepaid Advance and with a five year expiration date from the date of issuance (any such issuances, “Additional YA Warrants”). Additional YA Warrants will include customary adjustment provisions for stock splits, combinations and similar events.

The Company elected to account for the July 2024 PPA Agreement under the fair value option of accounting upon issuance. As of September 30, 2024, a principal balance of $15.0 million remains outstanding under the Initial July Prepaid Advance.

First Supplemental Agreement

On August 28, 2024 (the “August Supplemental Date”), the Company entered into a Supplemental Agreement (the “First Supplemental Agreement”) with Yorkville to the July 2024 PPA. Pursuant to the First Supplemental Agreement, Yorkville agreed to advance $25.2 million to the Company (the “First Supplemental Advance"). Pursuant to the terms of the First Supplemental Agreement, the Company used a portion of the proceeds from the First Supplemental Advance to repay all of the Outstanding June PPA Amount. After giving effect to the commitment fee and the purchase price discount provided for in the July 2024 PPA, as well as the repayment of the Outstanding June PPA Amount, net proceeds of the First Supplemental Advance to the Company were $9.4 million. The First Supplemental Advance will be offset upon the issuances of shares of Common Stock at a Purchase Price equal to the lower of (i) $1.76 per share and (ii) 95% of the lowest daily volume weighted average price ("VWAP") of our Common Stock during five trading days immediately preceding the date on which the Purchase Notice is provided to us; provided that in no event shall the Purchase Price be less than the July PPA Floor Price.

In connection with the First Supplemental Advance, on the August Supplemental Date, the Company issued to Yorkville a warrant to purchase 2.8 million shares of Common Stock each at an exercise price of $1.76 per share, exercisable beginning on February 28, 2025 and with an expiration date of August 28, 2029 (the “August YA Warrant”). The August YA Warrant includes customary adjustment provisions for stock splits, combinations and similar events.

The Company elected to account for the First Supplemental Advance under the fair value option of accounting upon issuance, due to the simplification of accounting when electing the fair value option. The proceeds were allocated to all freestanding instruments at fair value, which includes the associated warrant. During the nine months ended September 30, 2024, 3.8 million shares of Common Stock converted at the Second Amended Floor Price have been issued under the First Supplemental Advance, with a loss on extinguishment of debt of $0.3 million recorded.

As of September 30, 2024, a principal balance of $20.0 million remains outstanding under the First Supplemental Agreement.

Yorkville Convertible Debentures

On April 24, 2023, the Company entered into a securities purchase agreement with Yorkville in connection with the issuance and sale of convertible debentures in an aggregate principal amount of $48.0 million (the "April Convertible Debenture"). The net proceeds received by the Company from Yorkville included a 6.0% discount of the loan in accordance with the terms of the April Convertible Debenture. Amounts outstanding under the April Convertible Debenture could be offset by the issuance of shares of Common Stock to Yorkville. The April Convertible Debenture was paid off through the issuance of 4.1 million shares of Common Stock to Yorkville during the year ended December 31, 2023. The remaining outstanding balance was subsequently assumed by the August Convertible Debenture (defined below).

On June 30, 2023, the Company entered into a securities purchase agreement with Yorkville (the "July Convertible Debenture") in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $26.6 million (the "July Initial Loan"). The convertible debenture was initially recognized on the settlement date of July 3, 2023, and net proceeds received by the Company from Yorkville included a 6.0% discount of the July Initial Loan in accordance with the terms of the July Convertible Debenture. The July Convertible Debenture was paid off through the issuance of 4.4 million shares of Common Stock to Yorkville during the year ended December 31, 2023.

On August 2, 2023, the Company entered into a Securities Purchase Agreement with Yorkville (the “August Convertible Debenture”) in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $27.9 million (the “August Initial Loan”). The net proceeds received by the Company from Yorkville includes a 6.0% discount of the Loan in accordance with the YA Convertible Debenture. Yorkville has the right and option (the “August Loan Option”) to purchase additional convertible debentures in an aggregate principal amount of up to $53.2 million. In conjunction with the August Initial Loan, the Company issued to Yorkville an initial warrant (the “August Initial Warrant”) to purchase 2.2 million shares of Common Stock at an exercise price of $12.42 per share. Yorkville did not exercise the August Loan Option, as a result of which, the August Loan Option and the related August Option Warrant are no longer applicable. During the year 2023, 4.2 million shares of Common Stock were previously issued to Yorkville. As of January 8, 2024, the August Convertible Debentures was fully paid off through the issuance of an additional 1.2 million shares of Common Stock to Yorkville, resulting in a loss on extinguishment of debt of $0.3 million. During the nine months ended September 30, 2024, the Company incurred nominal interest expense.

On September 26, 2023, the Company entered into a Securities Purchase Agreement with Yorkville (the “September Convertible Debenture”, together with the August Convertible Debenture, collectively, the "YA Convertible Debentures"), receiving an aggregate of $15.0 million (the “September Initial Debenture”). The net proceeds received by the Company from Yorkville includes a 16.5% discount of the Loan in accordance with the September Convertible Debenture. Yorkville has the right and option (the “September Loan Option”) to purchase additional convertible debentures in an aggregate principal amount of up to $30.0 million. In conjunction with the September Convertible Debenture, the Company issued to Yorkville an initial warrant (the “September Initial Warrant”) to purchase 1.2 million shares of

Common Stock at an exercise price of $12.42. If Yorkville exercises the September Loan Option, the Company will issue to Yorkville an additional warrant (the “September Option Warrant”) for a number of shares of Common Stock determined by dividing the principal amount so exercised (up to $30.0 million) by $12.42 per share. Yorkville did not exercise the September Loan Option, as a result of which, the September Loan Option and the related September Option Warrant are no longer applicable. As of January 19, 2024, the September Convertible Debentures was fully paid off through the issuance of 3.5 million shares of Common Stock to Yorkville, resulting in a loss on extinguishment of debt of $0.8 million. During the nine months ended September 30, 2024, the Company incurred $0.1 million of interest expense.

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

11. Leases

    The Company has entered into various lease agreements for office and manufacturing spaces.
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

Oklahoma Manufacturing Facility Lease
On November 9, 2022, the Company entered into a PSA with Terex for the purchase of approximately 630,000 square foot vehicle manufacturing facility on approximately 121 acres in Oklahoma City, Oklahoma. On April 7, 2023, pursuant to the assignment of real estate purchase agreement, the Company assigned the right to purchase the Property to I-40 Partners, a special purpose vehicle managed by entities affiliated with the CEO. The Company then entered into a lease agreement with I-40 Partners commencing April 7, 2023. The lease term is approximately ten years with a five year renewal option and the minimum aggregate lease payment over the initial term is expected to be approximately $44.3 million, which includes an equity portion of rent composed of $1.5 million fully vested non-refundable shares. Refer to Note 16 on warrants issued in conjunction with this lease.
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

As of September 30, 2024, future minimum payments under the failed sale leaseback are as follows (in thousands):

2024	$886
2025	3,635
2026	4,097
2027	4,302
2028	4,384
Thereafter	21,647
Total payments	$38,951
Lease Portfolio
The Company uses an estimated incremental borrowing rate based on information available at lease commencement to determine the present value of lease payments when the rate implicit in the lease is not readily determinable. The weighted-average discount rate used was 6.7%. As of September 30, 2024, the remaining operating lease ROU asset and operating lease liability were $30.2 million and $36.5 million, respectively. As of December 31, 2023, the operating lease ROU asset and operating lease liability were $36.2 million and $38.8 million, respectively. As of September 30, 2024 and December 31, 2023, $3.4 million and $3.1 million, respectively, of the lease liability was determined to be short term and was included in accrued expenses and other current liabilities within the Condensed Consolidated Balance Sheets.
Related party lease expense related to the Company's leases in Justin, Texas was $0.2 million and $0.3 million for the three and nine months ended September 30, 2024, respectively. Related party lease expense related to the Company's leases in Justin, Texas was $0.2 million and $0.5 million for the three and nine months ended September 30, 2023, respectively.

Certain lease agreements also provide the Company with the option to renew for additional periods. These renewal options are not considered in the remaining lease term unless its reasonably certain that the Company will exercise such options. The weighted average remaining lease term as of September 30, 2024, and December 31, 2023 was 8.0 years and 8.7 years, respectively.

Throughout the term of the lease agreements, the Company is responsible for paying certain operating costs, in addition to rent, such as common area maintenance, taxes, utilities, and insurance. These additional charges are considered variable lease costs and are recognized in the period in which costs are incurred.
Maturities of the Company’s operating lease liabilities at September 30, 2024 were as follows (in thousands):

Operating Lease
2024	$1,403
2025	5,728
2026	5,504
2027	5,532
2028	5,813
Thereafter	23,707
Total lease payments	47,687
Less: imputed interest (1)	11,164
Present value of operating lease liabilities	36,523
Current portion of operating lease liabilities (2)	3,365
Operating lease liabilities, net of current portion	$33,158
__________________________
(1)Calculated using the incremental borrowing rate
(2)Included within Accrued expenses and other current liabilities line item on the Condensed Consolidated Balance Sheets.
12. Commitments and Contingencies
Commitments
In connection with the commencement of the Company's Bentonville, Arkansas and Michigan leases in 2022, the Company issued standby letters of credit of $9.5 million and $1.1 million, respectively, which are included in restricted cash within the accompanying Consolidated Balance Sheets as of September 30, 2024. The letters of credit have 5 year and 13 year terms, respectively, and will not be drawn upon unless the Company fails to make its payments.

Refer to Note 11 for information regarding the lease arrangements.
Legal Proceedings
From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief. Refer to Part II. Item I for additional disclosures on certain legal proceedings.

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
In March 2022, the Company received demand letters on behalf of shareholders of the Company identifying purchases and sales of the Company’s securities within a period of less than six months by DD Global Holdings Ltd. (“DDG”) that resulted in profits in violation of Section 16(b) of the Exchange Act. On May 9, 2022, the Company brought an action against DDG in the Southern District of New York seeking the disgorgement of the Section 16(b) profits obtained by DDG from such purchases and sales. In the action, the Company seeks to recover an estimated $61.1 million of Section 16(b) profits. In September 2022, the Company filed an amended complaint and DDG filed a motion to dismiss the amended complaint. On September 21, 2023, the court issued a decision denying DDG's motion to dismiss. DDG's answer to the complaint was filed on October 19, 2023. An initial pretrial conference was held on January 12, 2024, and the court entered the case management order that day. In October 2024, a settlement in principle was reached and the parties are negotiating the settlement agreement.
On January 16, 2024, the Company was named as a defendant in an action for damages and injunctive relief filed in the Southern District of New York by an affiliated party to DD Global Holdings Ltd., Champ Key Limited ("Champ Key"). The complaint alleges that the Company breached a registration rights agreement and violated Delaware law (6 Del. C. Section 8-401) when the Company refused in November 2022 to remove the restrictive legends on 17.2 million shares of Common Stock owned by Champ Key, thereby preventing Champ Key from selling the shares of Common Stock. The complaint alleges claims for breach of contract, violation of Delaware law, and seeks injunctive relief, compensatory damages in excess of $23.0 million and punitive damages, interests, costs of suit and attorneys’ fees. On March 1, 2024, the Company filed an answer and affirmative defenses to the complaint. An initial pretrial conference was held on May 14, 2024 and the court entered a case management schedule that day. Fact discovery is ongoing. In October 2024, a settlement in principle was reached and the parties are negotiating the settlement agreement.
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
13. Related Party Transactions
On November 25, 2020, Canoo Holdings Ltd., prior to the Company's merger with HCAC ("Legacy Canoo") entered into an agreement, which remains in effect, with the CEO of the Company to reimburse Mr. Aquila for certain air travel expenses based on certain agreed upon criteria (“aircraft reimbursement”). The total aircraft reimbursement to Mr. Aquila for the use of an aircraft owned by Aquila Family Ventures, LLC (“AFV"), an entity controlled by Mr. Aquila, for the purposes related to the business of the Company was $0.3 million and $0.8 million for the three and nine months ended September 30, 2024, respectively. The reimbursement was approximately $0.2 million and $1.6 million for the three and nine months ended September 30, 2023, respectively. In addition, certain AFV staff provided the Company with shared services support in its Justin, Texas corporate office facility. For the three and nine months ended September 30, 2024, the Company paid AFV approximately $0.2 million and $0.5 million, respectively, for these services. For the three and nine months ended September 30, 2023, the Company paid AFV approximately $0.4 million and $1.4 million, respectively, for these services.
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

On April 9, 2024, the Company entered into the Series C Preferred Stock Purchase Agreement (defined in Note 14) with certain special purpose vehicles managed by entities affiliated with Mr. Aquila (collectively, the "the Series C Preferred Stock Purchasers"). Pursuant to the terms of the Series C Preferred Stock Purchase Agreement (including the Additional Investment Right (as defined in Note 14), the Company sold, and the Series C Preferred Stock Purchasers purchased, 16,500 shares of the Company’s Series C Preferred Stock in the aggregate, together with aggregate warrants to purchase up to 7.4 million shares of Common Stock at a combined purchase price of $1,000.00 per share. The total proceeds from the transaction was $16.5 million. The Company paid $0.2 million of legal fees on behalf of the purchasers. The arrangement is further discussed in Note 14 and warrants issued are further discussed in Note 16.
14. Equity
Prior At-The-Market Offering Program

On August 8, 2022, the Company entered into an Equity Distribution Agreement (as supplemented by side letters entered into on August 8, 2022 and on October 5, 2022, the “Prior ATM Sales Agreement”) with Evercore Group L.L.C. ("Evercore") and H.C. Wainwright & Co., LLC (collectively, the "Prior Agents"), to sell shares of Common Stock having an aggregate sales price of up to $200.0 million, from time to time, through an “at-the-market offering” program under which the Prior Agents act as sales agents (the “Prior ATM Offering”). The sales are made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company is not obligated to sell any shares of Common Stock under the Prior ATM Sales Agreement and may at any time suspend solicitation and offers thereunder. The Prior ATM Sales Agreement expired pursuant to its terms on August 8, 2024 and is no longer in effect after such date.

Current At-The-Market Offering Program; First ATM Consent Agreement

On September 13, 2024, the Company entered into an Equity Distribution Agreement (the “Current ATM Sales Agreement”) with Northland Securities, Inc. (“Northland”) to sell shares of Common Stock having an aggregate sales price of up to $200.0 million, from time to time, through an “at the market offering” program under which Northland will act as the sales agent (the “Current ATM Offering”). The sales are made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended.

The Current ATM Sales Agreement provides that Northland will be entitled to compensation for its services in an amount equal to 3.0% of the aggregate gross proceeds from the sales placed by Northland thereunder. The Current ATM Sales Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and Northland, other obligations of the parties and termination provisions. The Company is not obligated to sell any shares of Common Stock under the Current ATM Sales Agreement and may at any time suspend solicitation and offers thereunder. The offering of shares of Common Stock pursuant to the Current ATM Sales Agreement will terminate on the earlier of (i) the sale, pursuant to the Sales Agreement, of shares of Common Stock having an aggregate sales price of $200.0 million and (ii) the termination of the Current ATM Sales Agreement by either the Company or Northland, as permitted therein.

Pursuant to the terms of each of the Current Yorkville PPAs, the Company may enter into an “at the market offering” or other continuous offering or similar offering of Common Stock with a registered broker-dealer, whereby the Company may sell Common Stock at a future determined price; provided, however, that the Company shall not be permitted to execute transactions under such agreement unless (i) an Amortization Event (as defined in the Current Yorkville PPAs) has occurred and is continuing, or (ii) there is no balance outstanding under all prior Prepaid Advances (as defined in the Current Yorkville PPAs).

On September 13, 2024, the Company and Yorkville entered an Omnibus Consent to Pre-Paid Advance Agreements (the “First ATM Consent Agreement”) whereby Yorkville consented to, solely with respect to the first $5.0 million of gross proceeds received or receivable by the Company (such proceeds, the “Initial ATM Proceeds”) pursuant to sales of Common Stock, sold under the Current ATM Offering (such sales up to the Initial ATM Proceeds, the “Initial ATM Sales”), the Company retaining 100% of the Initial ATM Proceeds; provided that any further sales under the Current ATM Offering would require Yorkville’s prior written consent. See Note 19 for the written consent from Yorkville.

As of September 30, 2024, the Company received $3.7 million in proceeds, net of fees totaling $0.1 million, pursuant to the Current ATM Sales Agreement. On October 11, 2024, subsequent to quarter end, the Company and Yorkville entered into a second Omnibus Consent to Pre-Paid Advance Agreements, discussed in Note 19.

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

The Company entered into other equity agreements including the Yorkville PPAs and YA Convertible Debentures discussed in Note 10, the PIPEs discussed in Note 13, and warrants issued to various parties discussed in Note 16.
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
Series B Preferred Stock Purchase Agreement

On September 29, 2023, the Company entered into a securities purchase agreement (the "Series B Preferred Stock Purchase Agreement") with an institutional investor (the "Series B Preferred Stock Purchaser") in connection with the issuance, sale and delivery by the Company of an aggregate of 45,000 shares (the "Series B Preferred Shares") of the Company’s 7.5% Series B Cumulative Perpetual Redeemable Preferred Stock, par value $0.0001 per share (the "Series B Preferred Stock") and a stated value of $1,000.00 per share, which is convertible into shares of the Company’s Common Stock, and pursuant to which the Company issued warrants to purchase approximately 1.0 million shares of Common Stock (the "Series B Preferred Warrants"), for a total purchase price of $45.0 million. On October 12, 2023, the Company closed the sale of the Series B Preferred Shares and the Series B Preferred Warrants to the Series B Preferred Stock Purchaser and filed the certificate of designation for the Series B Preferred Stock (the "Certificate of Designation"). The transaction is initially recognized on the settlement date of October 12, 2023. Refer to Note 16, Warrants, for further information on the Series B Preferred Warrants.

The Series B Preferred Stock is convertible into shares of Common Stock at an initial conversion price of approximately $12.88 per common share (“Series B Conversion Price”), which is equal to 120.0% of the average Common Stock price of the Company for the ten consecutive trading days immediately preceding the closing of the transaction. The Series B Conversion Price is subject to customary anti-dilution and price protective adjustments. The holders have the ability to exercise the conversion rights at any time, or upon a Change of Control event (as defined in the Series B Certificate of Designation). The Series B Preferred Stock does not provide the holder with any voting rights. As of September 30, 2024, no conversion of the Series B Preferred Stock has occurred.

Upon the occurrence of certain contingent events, the Company may, at its option, redeem the Series B Preferred Stock for cash at a redemption price equal to 103.0% of the Liquidation Preference, plus any accumulated and unpaid dividends. Additionally, on or after October 12, 2028 (“Series B First Reset Date”), the Company may, at its option, redeem the Series B Preferred Stock at any time for cash at a redemption price equal to 103.0% of the Liquidation Preference plus any accumulated and unpaid dividends. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the Series B Preferred Stock Purchaser will be entitled to payment out of the assets of the Company, prior and in preference to holders of Common Stock of the Company, in an amount per share equal to $1,000.00 (the “Liquidation Preference”) plus any accumulated and unpaid dividends thereon. As of September 30, 2024, the Liquidation Preference of the Series B Preferred Stock was $48.1 million

Dividends on the Series B Preferred Stock can be paid in either cash or in kind in the form of additional shares of Series B Preferred Stock, at the option of the Series B Preferred Stock Purchasers, subject to certain exceptions. The Company will pay dividends whether in cash or in kind at a rate of 7.5% per annum (“Series B Dividend Rate”), subject to certain adjustments and exceptions. On and after the Series B First Reset Date, the Series B Dividend Rate on the Series B Preferred Stock will increase by 1.5% per Payment Period. As of September 30, 2024, the accumulated but not declared or paid dividends on the Series B Preferred Stock were $2.7 million.
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

Pursuant to the Series C Preferred Stock Purchase Agreement, on or prior to the date that is 20 business days after April 9, 2024, the Series C Preferred Stock Purchasers or affiliated entities had the right to purchase up to an additional $15.0 million of Series C Preferred Shares and Series C Preferred Warrants on substantially identical terms (the "Additional Investment Right"). During the 20 business day period, the Series C Preferred Stock Purchasers and affiliated entities through separate securities purchase agreements agreed to purchase an additional 6,500 shares of Series C Preferred Stock and Series C Preferred Warrants to purchase up to 2.9 million shares of Common Stock for a total purchase price of $6.5 million. On May 3, 2024, the Company closed the sale of the Series C Preferred Shares and Series C Preferred Warrants to the Series C Preferred Stock Purchasers and filed the certificate of designation for the Series C Preferred Stock (the "Series C Certificate of Designation"). Refer to Note 16 Warrants for further information on the Series C Preferred Warrants.

The Series C Preferred Stock is convertible into shares of Common Stock by the Series C Preferred Stock Purchasers at their option at a conversion price equal to the lesser of (i) 120.0% of the average Common Stock price of the Company for the ten consecutive trading days prior to conversion date, subject to a floor price of $2.00, and (ii) $2.24 (the "Series C Conversion Price"). The Series C Conversion Price is subject to customary anti-dilution and price protective adjustments. The holders have the ability to exercise the conversion rights at any time or upon a Change of Control (as defined in the Series C Certificate of Designation). Holders of the Series C Preferred Stock are entitled to vote as a single class with the holders of Common Stock. Each share of Series C Preferred Stock is entitled to a number of votes equal to the number of shares of Common Stock it is convertible into on the record date, subject to certain reductions and adjustments. As of September 30, 2024, no conversion of the Series C Preferred Stock has occurred.

Upon the occurrence of certain contingent events, the Company may, at its option, redeem the Series C Preferred Stock for cash at a redemption price equal to 103.0% of the Liquidation Preference, plus any accumulated and unpaid dividends. Additionally, on or after May 3, 2029 (“Series C First Reset Date”), the Company may, at its option, redeem the Series C Preferred Stock at any time for cash at a redemption price equal to 103.0% of the Liquidation Preference plus any accumulated and unpaid dividends. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the Series C Preferred Stock Purchaser will be entitled to payment out of the assets of the Company, prior and in preference to holders of Common Stock of the Company, in an amount per share equal to $1,000.00 (the “Liquidation Preference”) plus any accumulated and unpaid dividends thereon. As of September 30, 2024, the Liquidation Preference of the Series C Preferred Stock was $17.0 million. Refer to Note 4 Fair Value for further information on the conversion feature which meets the definition of a derivative liability.

As the value of the liabilities required to be subsequently measured at fair value exceeded the proceeds received, the Company recognized the excess of the fair value over the proceeds received as a loss upon issuance of preferred stock of $25.6 million within Loss on fair value change in convertible debt and other.

Dividends on the Series C Preferred Stock can be paid in either cash or in kind in the form of additional shares of Series C Preferred Stock, at the option of the Series C Preferred Stock Purchasers, subject to certain exceptions. The Company will pay dividends whether in cash or in kind at a rate of 7.5% per annum (“Series C Dividend Rate”), subject to certain adjustments and exceptions. On and after the Series C First Reset Date, the Series C Dividend Rate on the Series C Preferred Stock will increase by 1.5% per Payment Period. As of September 30, 2024, the accumulated but not declared or paid dividends on the Series C Preferred Stock were $0.5 million.

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
In connection with the issuance of the CEO Equity Awards, previously granted restricted stock units were automatically cancelled and forfeited. The cancellation of prior awards and issuance of the CEO Equity Awards was determined to be a modification. At the modification date, the vesting conditions for all awards besides a tranche of CEO PSUs that vest upon achievement of revenue milestones were expected to be satisfied. The incremental stock-based compensation expense recognized as a result of the modification of the awards during the three and nine ended September 30, 2024 was $1.1 million and $6.0 million, respectively.
Restricted Stock Units

The Company granted stock to compensate existing employees and attract top talent, primarily through various forms of equity, including restricted stock unit awards (“RSU”). Each RSU represents a contingent right to receive one share of Common Stock. During the three and nine months ended September 30, 2024, 2.1 million and 5.9 million RSUs, inclusive of the CEO RSUs, were granted subject to time-based vesting, respectively. During the three and nine months ended September 30, 2023, 9.6 million and 19.1 million RSUs, inclusive of the CEO RSUs, were granted subject to time-based vesting, respectively.

The total fair value of restricted stock units granted during the three and nine months ended September 30, 2024, were $5.1 million and $13.8 million, respectively. The total fair value of restricted stock units granted during the three and nine months ended September 30, 2023 were $5.9 million and $12.7 million, respectively.
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
PSUs subject to performance conditions, such as operational milestones, are measured on the grant date, the total fair value of which is calculated as the product of the number of PSUs and the grant date stock price. Compensation expense for PSUs with a performance condition is recorded each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment upon measurement at the end of the performance period. The PSUs vest based on the Company's achievement of certain specified operational milestones by various dates through December 2025. The Company granted zero PSUs to employees during the three and nine months ended September 30, 2024 and 2023, except as noted below as it relates to the CEO. As of September 30, 2024, the Company's analysis determined that these operational milestone events are probable of achievement and as such, compensation expense, excluding the impact of forfeitures, of $0.1 million and $0.5 million has been recognized for the previously awarded PSUs to employees during the three and nine months ended September 30, 2024, respectively. The compensation expense recognized during the three and nine months ended September 30, 2023 was $0.8 million and $3.5 million, respectively.
There were zero and 1.7 million PSUs granted to the CEO during the three and nine months ended September 30, 2024, respectively with a grant date fair value of $0.0 million and $3.2 million, respectively. There were zero PSUs granted to the CEO during the three and nine months ended September 30, 2023. The compensation expense recognized for PSUs to the CEO was $0.5 million and $2.6 million for the three and nine months ended September 30, 2024, respectively. The compensation expense recognized for PSUs to the CEO was $3.5 million and $10.6 million, for the three and nine months ended September 30, 2023, respectively.
The following table summarizes the Company’s stock-based compensation expense by line item for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Research and development	$(1,341)	$626	$(1,390)	$4,970
Selling, general and administrative	2,987	6,282	15,120	18,481
Total	$1,647	$6,908	$13,730	$23,451
The credit amount of stock-based compensation recorded within research and development for the three and nine months ended September 30, 2024 was the result of forfeitures due to terminations. The Company’s total unrecognized compensation cost as of September 30, 2024, was $10.6 million.
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
During the three and nine months ended September 30, 2024, total employee withholding contributions for the 2020 ESPP was a nominal amount and $0.1 million, respectively. During the three and nine months ended September 30, 2023, total employee withholding contributions for the 2020 ESPP was $0.2 million and $0.8 million, respectively. A nominal amount and $0.1 million of stock-based compensation expense was recognized for the 2020 ESPP during the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.4 million of stock-based compensation expense was recognized for the 2020 ESPP during the three and nine months ended September 30, 2023, respectively.

16. Warrants
Public Warrants
As of September 30, 2024, the Company had approximately 1.0 million public warrants outstanding. Each public warrant entitles the registered holder to purchase 23 shares of Common Stock at a price of $264.50 per share, subject to adjustment. The public warrants will expire on December 21, 2025, or earlier upon redemption or liquidation.
There were no public warrants exercised for the three and nine months ended September 30, 2024 and 2023.
VDL Nedcar Warrants
In February 2022, the Company and a company related to VDL Nedcar entered into an investment agreement, under which the VDL Nedcar-related company agreed to purchase shares of Common Stock for an aggregate value of $8.4 million, at the market price of Common Stock as of December 14, 2021. As a result, the Company issued 42.3 thousand shares of Common Stock upon execution of the agreement. The Company also issued a warrant to purchase an aggregate 42,271 shares of Common Stock to VDL Nedcar at exercise prices ranging from $414.00 to $920.00 per share, which are classified as equity. The exercise period is from November 1, 2022, to November 1, 2025 ("Exercise Period"). The warrant can be exercised in whole or in part during the Exercise Period but can only be exercised in three equal tranches and after the stock price per Common Stock has reached at least the relevant exercise price. None of the warrants have been exercised as of September 30, 2024.
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

In connection with the Walmart EV Fleet Purchase Agreement, the Company entered into a Warrant Issuance Agreement with Walmart pursuant to which the Company issued to Walmart a warrant to purchase an aggregate of 2.7 million shares of Common Stock, subject to certain anti-dilutive adjustments, at an exercise price of $49.45 per share, which represented approximately 20.0% ownership in the Company on a fully diluted basis as of the issuance date. As a result of the anti-dilution adjustments, as of September 30, 2024, the warrant is exercisable for an aggregate of 2.9 million shares of Common Stock at a per share exercise price of $44.87. The warrant has a term of 10 years and is vested with respect to 0.7 million shares of Common Stock. The warrant will vest quarterly in amounts proportionate with the net revenue realized by the Company from transactions with Walmart or its affiliates under the Walmart EV Fleet Purchase Agreement or enabled by any other agreement between the Company and Walmart, and any net revenue attributable to any products or services offered by Walmart or its affiliates related to the Company, until such net revenue equals $300.0 million, at which time the warrant will have vested fully.

Since the counterparty is also a customer, the issuance of the warrant was determined to be consideration payable to a customer within the scope of ASC 606, Revenue from Contracts with Customers, and was measured at fair value on the warrant’s issuance date. Accordingly, the warrant vested immediately, which resulted in a corresponding deferred warrant asset presented on the Condensed Consolidated Balance Sheets under ASC 606 that will be amortized on a pro-rata basis, commencing upon initial performance, over the term of the Walmart EV Fleet Purchase Agreement.

The fair value of the warrant at the issuance date was measured using the Black-Scholes-Merton option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	10.0
Risk free interest rate	3.0%
Expected volatility	91.3%
Dividend yield	—%
Exercise price	$49.45
Stock price	$83.49

Estimates were determined as follows: (i) expected term based on the warrant’s contractual term, (ii) based on the blended volatilities of historical and implied market volatility of the Company, (iii) risk-free interest rates based on US Treasury yield for the expected term, and (iv) an expected dividend yield of zero percent was used since the Company has not yet and does not currently expect to pay dividends.

As of September 30, 2024, a total of 0.7 million warrants have vested, of which none have been exercised.

Yorkville Warrants

In connection with the YA Convertible Debentures discussed in Note 10, as well as a previously paid off convertible debenture issued with a warrant to purchase 2.1 million shares, the Company issued warrants to Yorkville to purchase an aggregate of 5.5 million shares of Common Stock, with an exercise price of $12.42 per share (collectively, the “Yorkville Debenture Warrants”). The Yorkville Debenture Warrants are immediately exercisable and will expire five years from the issuance date.

The Yorkville Debenture Warrants were liability classified and subject to periodic remeasurement. The fair value of the warrants at the issuance date was measured using the Black-Scholes option pricing model. The warrants were reclassified to equity as a result of the special meeting the Company stockholders held on October 5, 2023. The Company elected to value the YA Convertible Debentures at fair value therefore the total proceeds from the transaction were allocated among the freestanding financial instruments. Refer to Note10 for additional discussion. The total fair value of the warrants measured at issuance was $61.5 million. As of October 5, 2023, the warrants were reclassified to equity and the fair value of the warrants was $43.4 million.

In connection with the Yorkville PPA discussed in Note 10, on December 31, 2022, the Company issued warrants to Yorkville to purchase an aggregate of 1.3 million shares of Common Stock, with an exercise price of $26.45 per share and expiration date of December 31, 2023. On January 13, 2023, Yorkville partially exercised its option to increase its investment and the Company issued warrants to Yorkville to purchase an additional 0.2 million shares of Common Stock. Upon the expiration of the option on January 31, 2023, a $0.3 million gain was recognized as a result of remeasuring the warrant liability and $19.5 million was reclassified from liability to additional paid in capital. The exercise price of the warrants was adjusted to $24.15 per share on February 9, 2023 and subsequently adjusted to $14.26 per share on April 24, 2023.

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

The March Yorkville Warrants are classified as liabilities and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes-Merton option pricing model. The key inputs used in the valuation were as follows:

Expected term (year)	4.5
Expected volatility	117.3%
Dividend yield	—%
Risk free rate	3.4%
Estimated fair value per warrant	$0.75
Exercise price	$1.37
Stock price	$0.98

Estimates were determined as follows: (i) expected term based on the warrant’s contractual term, (ii) based on the blended volatilities of historical and implied market volatility of the Company, (iii) risk-free interest rates based on US Treasury yield for the expected term, and (iv) an expected dividend yield of zero percent was used since the Company has not yet and does not currently expect to pay dividends.

The fair value as of September 30, 2024 was $16.0 million resulting in a gain of $22.8 million and $27.4 million for the three and nine months ended September 30, 2024, respectively. None of the warrants have been exercised as of September 30, 2024.

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

The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes-Merton option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	3.9
Expected volatility	117.3%
Expected dividend rate	—%
Risk free rate	3.6%
Estimated fair value per warrant	$0.26
Exercise price	$29.90
Stock price	$0.98

Estimates were determined as follows: (i) expected term based on the warrant’s contractual term, (ii) based on the blended volatilities of historical and implied market volatility of the Company, (iii) risk-free interest rates based on US Treasury yield for the expected term, and (iv) an expected dividend yield of zero percent was used since the Company has not yet and does not currently expect to pay dividends.

As the common stock and warrants were issued in a single transaction, the total proceeds from the transaction were allocated among the freestanding instruments. The fair value of the warrants measured at issuance was $40.0 million, with the remaining proceeds allocated to the common stock, which is included in additional paid-in capital presented in the Consolidated Balance Sheets. The fair value as of September 30, 2024 was $0.6 million resulting in a gain of $1.3 million and $7.7 million for the three and nine months ended September 30, 2024, respectively. None of the warrants have been exercised as of September 30, 2024.

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

The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	4.2
Expected volatility	117.3%
Expected dividend rate	—%
Risk free rate	3.6%
Estimated fair value per warrant	$0.39
Exercise price	$15.41
Stock price	$0.98

Estimates were determined as follows: (i) expected term based on the warrant’s contractual term, (ii) expected volatility based on the blended volatilities of historical and implied market volatility of the Company, (iii) risk-free interest rates based on US Treasury yield for the expected term, and (iv) an expected dividend yield of zero percent was used since the Company has not yet and does not currently expect to pay dividends.

The fair value of the warrants measured at issuance was $7.0 million, with the remaining proceeds allocated to the common stock, which is included in additional paid-in capital presented in the Consolidated Balance Sheets. As of September 30, 2024, the fair value of the warrants was $0.3 million resulting in a gain of $0.6 million and $2.9 million for the three and nine months ended September 30, 2024, respectively. None of the warrants have been exercised as of September 30, 2024.

I-40 Warrants
In connection with the lease agreement entered into with I-40 Partners discussed in Note 11, the Company issued warrants to I-40 Partners to purchase an aggregate of 0.1 million shares of Common Stock, with an exercise price of $14.93 per share and expiration date of October 7, 2028.
The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	4.0
Expected volatility	117.3%
Expected dividend rate	—%
Risk free rate	3.6%
Estimated fair value per warrant	$0.37
Exercise Price	$14.93
Stock Price	$0.98

Estimates were determined as follows: (i) expected term based on the warrant’s contractual term, (ii) based on the blended volatilities of historical and implied market volatility of the Company, (iii) risk-free interest rates based on US Treasury yield for the expected term, and (iv) an expected dividend yield of zero percent was used since the Company has not yet and does not currently expect to pay dividends.

The fair value of the warrants measured at issuance was $0.9 million with the remaining proceeds allocated to the Common Stock, which is included in additional paid-in capital presented in the Consolidated Balance Sheets. As of

September 30, 2024, the fair value of the warrants was a nominal amount, resulting in a gain of $0.1 million and $0.4 million for the three and nine months ended September 30, 2024, respectively. None of the warrants have been exercised as of September 30, 2024.

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

The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	4.3
Expected volatility	117.3%
Expected dividend rate	—%
Risk free rate	3.6%
Estimated fair value per warrant	$0.41
Exercise price	$15.41
Stock price	$0.98

Estimates were determined as follows: (i) expected term based on the warrant’s contractual term, (ii) based on the blended volatilities of historical and implied market volatility of the Company, (iii) risk-free interest rates based on US Treasury yield for the expected term, and (iv) an expected dividend yield of zero percent was used since the Company has not yet and does not currently expect to pay dividends.

As the common stock and warrants were issued in a single transaction, the total proceeds from the transaction were allocated among the freestanding instruments. The fair value of the warrants at issuance was $3.0 million, with the remaining proceeds allocated to the common stock, which is included in additional paid-in capital presented in the Consolidated Balance Sheets. As of September 30, 2024, the fair value of the warrants was $0.1 million resulting in a gain of $0.2 million and $1.0 million for the three and nine months ended September 30, 2024, respectively. None of the warrants have been exercised as of September 30, 2024.

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

The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes-Merton option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	4.0
Expected volatility	117.3%
Expected dividend rate	—%
Risk free rate	3.6%
Estimated fair value per warrant	$0.40
Exercise price	$12.91
Stock price	$0.98

Estimates were determined as follows: (i) expected term based on the warrant’s contractual term, (ii) based on the blended volatilities of historical and implied market volatility of the Company, (iii) risk-free interest rates based on US Treasury yield for the expected term, and (iv) an expected dividend yield of zero percent was used since the Company has not yet and does not currently expect to pay dividends.

The total fair value of the warrants measured at issuance was $5.9 million. As of September 30, 2024, the fair value of the warrants was $0.4 million resulting in a gain of $0.8 million and $4.1 million for the three and nine months ended September 30, 2024, respectively. None of the warrants have been exercised as of September 30, 2024.

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

The warrants are liability classified and subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes-Merton option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	5.5
Expected volatility	117.3%
Expected dividend rate	—%
Risk free rate	3.6%
Estimated fair value per warrant	$0.70
Exercise price	$2.24
Stock price	$0.98
Estimates were determined as follows: (i) expected term based on the warrant’s contractual term, (ii) based on the blended volatilities of historical and implied market volatility of the Company, (iii) risk-free interest rates based on US Treasury yield for the expected term, and (iv) an expected dividend yield of zero percent was used since the Company has not yet and does not currently expect to pay dividends.

The total fair value of the warrants measured at issuance was $17.2 million. As of September 30, 2024, the fair value of the warrants was $5.2 million resulting in a gain of $7.7 million and $12.1 million for the three and nine months ended September 30, 2024. None of the warrants have been exercised as of September 30, 2024.

July Yorkville Warrants

In connection with the July 2024 PPA entered into on July 19, 2024, the Company issued Yorkville a warrant to purchase approximately 2.8 million shares of Common Stock at an exercise price of $2.70 per share. These warrants are exercisable starting January 19, 2025, and expire on July 19, 2029. The July YA Warrants include standard adjustment provisions for stock splits, combinations, and similar events.

The July YA Warrants are liability classified and are subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes-Merton option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	4.8
Expected volatility	117.3%
Expected dividend rate	—%
Risk free rate	3.6%
Estimated fair value per warrant	$0.70
Exercise price	$2.70
Stock price	$0.98

Estimates were determined as follows: (i) expected term based on the warrant’s contractual term, (ii) based on the blended volatilities of historical and implied market volatility of the Company, (iii) risk-free interest rates based on US Treasury yield for the expected term, and (iv) an expected dividend yield of zero percent was used since the Company has not yet and does not currently expect to pay dividends.
The total fair value of the warrants measured at issuance was $5.2 million. As of September 30, 2024, the fair value of the warrants was $1.9 million resulting in a gain of $3.3 million for the three and nine months ended September 30, 2024. As of September 30, 2024, none of the warrants have been exercised.

August Yorkville Warrants

In connection with the First Supplemental Agreement entered into on August 28, 2024, the Company issued Yorkville a warrant to purchase approximately 2.8 million shares of Common Stock at an exercise price of $1.76 per share. These warrants are exercisable starting February 28, 2025, and expire on August 28, 2029. The August YA Warrants include standard adjustment provisions for stock splits, combinations, and similar events.

The August YA Warrants are liability classified and are subject to periodic remeasurement. The fair value of the warrants was measured using the Black-Scholes-Merton option pricing model. The key inputs used in the valuation were as follows:

Expected term (years)	4.9
Expected volatility	117.3%
Expected dividend rate	—%
Risk free rate	3.6%
Estimated fair value per warrant	$0.75
Exercise price	$1.76
Stock price	$0.98
Estimates were determined as follows: (i) expected term based on the warrant’s contractual term, (ii) based on the blended volatilities of historical and implied market volatility of the Company, (iii) risk-free interest rates based on US Treasury yield for the expected term, and (iv) an expected dividend yield of zero percent was used since the Company has not yet and does not currently expect to pay dividends.
The total fair value of the warrants measured at issuance was $3.8 million. As of September 30, 2024, the fair value of the warrants was $2.1 million resulting in a gain of $1.7 million for the three and nine months ended September 30, 2024. As of September 30, 2024, none of the warrants have been exercised.

17. Net Income (Loss) per Share
The table below presents a reconciliation of the basic and diluted net loss per share that were computed for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net Income (loss) attributable to Canoo	$3,258	$(111,974)	$(112,389)	$(273,576)
Less: dividend on redeemable preferred stock	1,235	—	3,174	—
Net income (loss) available to common shareholders - Basic	2,023	(111,974)	(115,563)	(273,576)

Net loss assuming share settlement of instruments	(30,689)	—	—	—
Net loss available to common shareholders - diluted	$(28,666)	$—	$—	$—

Denominator:
Weighted-average common shares outstanding:
Basic	79,395	27,012	66,645	22,430
Assumed settlement of instruments into common shares	13,609	—	—	—
Diluted	93,004	27,012	66,645	22,430

Net income (loss) per common share:
Basic EPS	$0.03	$(4.15)	$(1.73)	$(12.20)
Diluted EPS	$(0.31)	$(4.15)	$(1.73)	$(12.20)

For all periods presented, the shares included in computing basic net loss per share exclude restricted shares and shares issued upon the early exercise of share options where the vesting conditions have not been satisfied.

Diluted net income per share adjusts basic net income per share for the impact of potential Common Stock shares. For those periods when the Company reports net losses, all potential Common Stock shares are antidilutive, and accordingly, basic net loss per share equals diluted net loss per share.
The following table presents the outstanding potentially dilutive shares that have been excluded from the computation of diluted net loss per share, because including them would have an anti-dilutive effect (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Convertible debt (Note 10)	14,620	475	22,229	475
Restricted and performance stock units	4,995	1,616	4,995	1,616
Warrants to purchase common stock (Note 16)	18,975	—	40,275	—
Early exercise of unvested stock options	—	3	—	3
Options to purchase common stock	3	5	3	5
Preferred Stock	12,237	—	12,237	—
18. Income Taxes
As the Company has not generated significant taxable income since inception, the cumulative deferred tax assets remain fully offset by a valuation allowance, and no benefit from federal or state income taxes has been included in the Condensed Consolidated Financial Statements.

19. Subsequent Events

July 2024 PPA - Second Supplemental Agreement

On October 11, 2024 (the “October Supplemental Date”), the Company entered into a Supplemental Agreement (the “Second Supplemental Agreement”) with Yorkville to the July 2024 PPA. Pursuant to the Second Supplemental Agreement, Yorkville agreed to advance $2.7 million to the Company (the “Second Supplemental Advance”).

After giving effect to the commitment fee and the purchase price discount provided for in the July 2024 PPA, net proceeds of the Second Supplemental Advance to the Company were $2.5 million. The Second Supplemental Advance will be offset upon the issuances of shares of Common Stock at a Purchase Price equal to the lower of (i) $1.11 per share and (ii) the YA Variable Price; provided that in no event shall the Purchase Price be less than the July PPA Floor Price.

In connection with the Second Supplemental Advance, on the October Supplemental Date, the Company issued to Yorkville a warrant to purchase 1.2 million shares of Common Stock each at an exercise price of $1.11 per share, exercisable beginning on April 11, 2025 and with an expiration date of October 11, 2029 (the “October YA Warrant”). The October YA Warrant includes customary adjustment provisions for stock splits, combinations and similar events.

Second ATM Consent Agreement

Pursuant to the terms of each of the Current Yorkville PPAs, the Company may enter into an “at the market offering” or other continuous offering or similar offering of Common Stock with a registered broker-dealer, whereby the Company may sell Common Stock at a future determined price; provided, however, that the Company shall not be permitted to execute transactions under such agreement unless (i) an Amortization Event (as defined in the Current Yorkville PPAs) has occurred and is continuing, or (ii) there is no balance outstanding under all prior Prepaid Advances (as defined in the Current Yorkville PPAs).

On the October Supplemental Date, the Company and Yorkville entered into a second Omnibus Consent to Pre-Paid Advance Agreements (the “Second ATM Consent Agreement”) pursuant to which solely with respect to the period beginning on the October Supplemental Date and ending at the close of business on November 22, 2024 (such time period, the “Applicable ATM Time Period”), the Company will be allowed to utilize the Current ATM Offering at its discretion; provided that, other than the proceeds from the remaining Initial ATM Sales, the Company and Yorkville will, subject to the redemption premium set forth in the Current Yorkville PPAs, evenly split 50%/50% any gross proceeds receivable by the Company from sales of Common Stock pursuant to the Current ATM Offering during the Applicable ATM Time Period; provided further that any further sales under the Current ATM Offering subsequent to the Applicable ATM Time Period will require Yorkville’s prior written consent.

Additional Borrowings

On October 18, 2024, the Company issued an Unsecured Grid Promissory Note (the “Note”) to AFV Management Advisors, LLC (“AFVMA”), an entity affiliated with Mr. Aquila, the Company’s CEO, in the initial principal amount of $0.8 million. The Note provides that the Company may, from time to time request additional advances from AFVMA in such greater amount as shall be mutually agreed, which will be added to the Note. On October 21, 2024, the Company requested, and AFVMA agreed to fund, a second advance in an amount equal to $0.3 million under the Note, which was received on October 21, 2024.

On October 30, 2024 and November 1, 2024, the Company requested, and AFVMA agreed to fund, additional advances of $2.0 million and $0.7 million, respectively, under the Note. As of November 5, 2024, the aggregate principal amount outstanding under the Note was $3.8 million. Interest shall accrue on the unpaid portion of the principal amount at a fixed rate of 11% per annum, payable monthly.

On November 5, 2024, the Company entered into a Revolving Credit Facility Agreement and related Security Agreement with AFVMA (the “Secured WC Facility”), under which AFVMA may provide working capital advances to the Company of up to $12.0 million for a period of up to 12 months, which advances are secured by a first priority lien and security interest on the Company’s subsidiary’s equipment located at the Company’s Oklahoma City facility, and by a pledge of certain cash proceeds from the future release of cash collateral securing the Company’s obligations under a letter of credit issued to a third party. On the same day, the Company borrowed an initial amount of $3.9 million under the Secured WC Facility, and used the proceeds to repay all principal and interest due under the Note, and subsequently borrowed an additional $3.0 million under the Secured WC Facility through the date of this filing. Any additional advances beyond what has already been borrowed are subject to AFV’s discretion. There can be no assurance that any further advances under the Secured Credit Facility will be available to the Company.

The Secured WC Facility contains customary covenants and conditions, including a restriction on the Company or its subsidiaries pledging their assets to another party, and customary events of default. Advances under the Secured WC Facility bear interest at the One-Month Secured Overnight Financing Rate (SOFR) plus 6.00%, with interest paid monthly, and principal to be repaid within 120 days of being drawn. The Company may prepay amounts due under the Secured Credit Facility Note in whole or in part at any time without premium or penalty.

Workforce Reduction

On October 31, 2024, the Company announced it will temporarily reduce its workforce in Oklahoma City by furloughing 23% of its factory workers for a period of twelve weeks as part of a broader realignment of its North American operations. This reduction is a continuation of the Company’s efforts to consolidate its U.S. workforce as it prepares for the next phase of growth.

Waiver to Pre-Paid Advance Agreement

On November 13, 2024, Canoo Inc. executed a Limited Waiver to Pre-Paid Advance Agreements with YA II PN, LTD.(the “Limited Waiver”), waiving all existing events of default as of the date of the agreement, subject to Canoo Inc.'s compliance with all of its obligations under the financing documents executed between the parties. The event of default related to the company’s stock price being below the Floor Price for five of the preceding seven trading days July 2024 without monthly repayments of amounts outstanding under the Pre-Paid Advance Agreements. The waiver is subject to Canoo Inc.'s obligation to evenly split 50%/50% any gross proceeds receivable from sales of Common Stock pursuant to the ATM offering during the Applicable ATM Time Period (as defined in the Omnibus Consent to Pre-Paid Advance Agreements, discussed in Note 19). The terms and conditions of the Financing Documents remain unmodified and in full force and effect, except as specifically provided in the Limited Waiver.

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
Recent Developments

We operate in a capital-intensive industry which requires significant cash to fund our operations. Our business plan anticipates capital expenditures to continue to be significant for the foreseeable future as we continue to develop and grow our business. As of September 30, 2024, we had approximately $1.5 million in cash and cash equivalents. On November 5, 2024, the Company entered into a Secured WC Facility, under which AFVMA may provide working capital advances to the Company of up to $12.0 million for a period of up to 12 months, which advances are secured by a first priority lien and security interest on the Company’s subsidiary’s equipment located at the Company’s Oklahoma City facility, and by a pledge of certain cash proceeds from the future release of cash collateral securing the Company’s obligations under a letter of credit issued to a third party. As of November 6, 2024 our cash position was $0.7 million.

While we have secured this financing and are seeking to preserve cash, including through the offering of stock to pay suppliers when available, we will need to raise substantial additional capital to fund our operations through the end of 2024 and beyond. Refer to Part II. Item 1A for additional information and risk factors related to our ability to continue as a going concern.

Refer to Item 1. Note 19 for information regarding other recent events.
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
As noted above, we require substantial additional capital to develop our EVs and services and fund our operations for the foreseeable future. We will also require capital to identify and commit resources to investigate new areas of demand. Until we can generate sufficient revenue from vehicle sales, we are financing our operations through access to private and public equity offerings and debt financings. Management believes substantial doubt exists about the Company’s ability to continue as a going concern for twelve months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q.
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
Currently, we conduct business through one operating segment. We are an early stage-growth company with limited commercial activities to date, which are primarily conducted in the United States. For more information about our basis of presentation, refer to Item 1. Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Reorganization and Related Exit Costs
As part of the Employee Reorganization Plan described in Note 5, Reorganization and Related Exit Costs, the Company has incurred or will incur non- recurring move costs, employee relocation benefits, severance and other related exit costs, as well as recognize certain non-cash impairment charges resulting from or associated with the Torrance Facility.

Interest Expense

Interest expense consists primarily of interest expense, debt discount and issuance costs.

Gain on Fair Value Change in Contingent Earnout Shares Liability

The gain on fair value change in the contingent earnout shares liability is due to the change in fair value of the corresponding contingent earnout shares liability.

Gain on Fair Value Change in Warrant Liability and Derivative Liability

The gain on fair value change in the warrant liability and derivative liability is primarily due to the change in fair value of the corresponding warrant and derivative liability described in Note 4, Fair Value Measurements, and Note 16, Warrants, of the notes to our accompanying financial statements.

Gain (Loss) on Fair Value Change in Convertible Debt and Other

The gain (loss) on fair value change in convertible debt and other is primarily due to the change in fair value of the convertible debentures further described in Note 10, Convertible Debt, of the notes to our accompanying financial statements.

Gain (Loss) on Extinguishment of Debt and Other

The gain (loss) on extinguishment of debt and other resulted primarily from the redemption of our convertible debt with Yorkville into Common Stock or repayment, as discussed in Note 10, Convertible Debt, of the notes to our accompanying financial statements..
Other income (expense), net
Other income (expense), net is due to financing expenses related to the RDO SPA Warrants, as discussed in Note 16, Warrants, of the notes to our accompanying financial statements.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2024, and 2023
The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(in thousands)	2024	2023			2024	2023
Revenue	$891	$519	$372	72%	$1,497	$519	$978	188%
Cost of revenue	170	903	(733)	(81)%	2,015	903	1,112	123%
Gross margin	721	(384)	1,105	288%	(518)	(384)	(134)	(35)%

Operating Expenses
Research and development expenses, excluding depreciation	17,502	21,965	(4,463)	(20)%	60,676	107,651	(46,975)	(44)%
Selling, general and administrative expenses, excluding depreciation	22,604	24,925	(2,321)	(9)%	77,276	85,195	(7,919)	(9)%
Depreciation	3,752	1,495	2,257	151%	10,505	10,632	(127)	(1)%
Reorganization and related exit costs	16,055	—	16,055	NM	16,055	—	16,055	NM
Total operating expenses	59,913	48,385	11,528	24%	164,512	203,478	(38,966)	(19)%
Loss from operations	(59,192)	(48,769)	(10,423)	21%	(165,030)	(203,862)	38,832	(19)%

Other (Expense) Income
Interest expense	(2,398)	(4,195)	1,797	(43)%	(9,572)	(6,755)	(2,817)	42%
Gain on fair value change in contingent earnout shares liability	—	279	(279)	(100)%	41	2,843	(2,802)	(99)%
Gain on fair value change in warrant and derivative liability	61,771	17,126	44,645	261%	100,607	40,091	60,516	151%
Loss on fair value change in derivative asset	—	(3,761)	3,761	(100)%	—	(3,761)	3,761	(100)%
Gain (Loss) on fair value change in convertible debt and other	4,890	(69,615)	74,505	(107)%	(62,226)	(69,615)	7,389	(11)%
Gain (Loss) on extinguishment of debt and other	(1,812)	(2,573)	761	(30)%	22,650	(30,261)	52,911	(175)%
Other income (expense), net	(1)	(466)	465	(100)%	1,141	(2,256)	3,397	(151)%
Income (Loss) before income taxes	3,258	(111,974)	115,232	(103)%	(112,389)	(273,576)	161,187	(59)%
Provision for income taxes	—	—	—	NM	—	—	—	NM
Net income (loss) and comprehensive income (loss)	$3,258	$(111,974)	$115,232	(103)%	$(112,389)	$(273,576)	$161,187	(59)%
“NM” means not meaningful.

Revenue and Cost of Revenues

Revenue included vehicle revenues resulting from the delivery of our vehicles to our customers as well as revenues derived from other activities including sales of battery modules and providing engineering services to our customers. We generated total revenue of $0.9 million and $1.5 million during the three and nine months ended

September 30, 2024, respectively. We generated total revenue of $0.5 million during the three and nine months ended September 30, 2023, respectively.

Cost of revenue primarily included costs to produce vehicles, including direct parts, material and labor costs, machinery and tooling depreciation, and shipping and logistics costs. Cost of revenue also included materials, labor and other direct costs related to the development of battery modules and providing of engineering services. For the three months ended September 30, 2024, we generated a positive gross margin of $0.7 million resulting from the completion of certain engineering services. For the nine months ended September 30, 2024, we realized a negative gross margin of $0.5 million. For the three and nine months ended September 30, 2023, we realized negative gross margins of $0.4 million.

The negative gross margins were primarily due to the initial deliveries of low-volume, custom-built vehicles. We expect gross margin to improve on a per-vehicle basis as we increase overall production levels and lower our material and labor costs through economies of scale.
Research and Development Expenses, excluding Depreciation

Research and development expenses, excluding depreciation were $17.5 million for the three months ended September 30, 2024, compared to $22.0 million for the three months ended September 30, 2023. The decrease of $4.5 million, or 20% was primarily due to a decrease in salary and related benefit expense of $7.5 million, partially offset by an increase in research and development costs of $3.1 million.

Research and development expenses, excluding depreciation, were $60.7 million for the nine months ended September 30, 2024, compared to $107.7 million for the nine months ended September 30, 2023. The decrease of $47.0 million, or 44% was primarily due to decreases in salary and related benefit expense of $26.6 million, research and development costs of $10.8 million, stock-based compensation expense of $6.4 million, travel and entertainment expense of $1.1 million, and shipping and postage expense of $0.9 million.

Salary and related benefit expense decreased by $7.5 million, or 33%, to $15.0 million in the three months ended September 30, 2024, compared to $22.5 million in the three months ended September 30, 2023. Salary and related benefit expense decreased by $26.6 million, or 35%, to $48.6 million in the nine months ended September 30, 2024, compared to $75.2 million in the nine months ended September 30, 2023. The decreases in salary and related expense was primarily due to changes in headcount mix from engineering to manufacturing, turnover of employees and a decrease in temporary employees driven by the Company's focus on essential activities.

Research and development costs increased by $3.1 million to $2.7 million in the three months ended September 30, 2024, when compared to the three months ended September 30, 2023. Research and development costs decreased by $10.8 million, or 61%, to $6.9 million in the nine months ended September 30, 2024, compared to $17.7 million in the nine months ended September 30, 2023. The decreases in research and development cost was primarily due to reduced spending related to engineering and design, gamma parts, and prototype tooling resulting from the transition to initiatives related to commencing low-volume production.

Stock-based compensation expense decreased by $6.4 million, or 128%, in the nine months ended September 30, 2024, when compared to $5.0 million in the nine months ended September 30, 2023. The decrease in stock-based compensation expense was primarily due to forfeiture of restricted stock resulting from headcount reductions. See further discussion in Note 15, Stock-based Compensation, of the notes to our accompanying financial statements.

Shipping and postage expense decreased by $0.9 million, or 37%, to $1.6 million in the nine months ended September 30, 2024, compared to $2.5 million in the nine months ended September 30, 2023. The decrease in shipping and postage expense was primarily due to decreased shipping activity and related costs as well as general office expenses.
Selling, General and Administrative Expenses, excluding Depreciation
Selling, general and administrative expenses were $22.6 million for the three months ended September 30, 2024, compared to $24.9 million for the three months ended September 30, 2023. The decrease of $2.3 million or 9% was primarily due to decreases in stock-based compensation expense of $3.3 million, salary and benefits expense of $1.5 million, partially offset by an increase in professional fees of $2.7 million.
Selling, general and administrative expenses were $77.3 million for the nine months ended September 30, 2024, compared to $85.2 million for the nine months ended September 30, 2023. The decrease of $7.9 million or 9% was primarily due to the decrease in salary and benefits expense of $5.8 million and information technology expense of $2.9 million, partially offset by an increase in professional fees of $2.3 million.

Stock-based compensation expense decreased by $3.3 million, or 52%, in the three months ended September 30, 2024, compared to $6.3 million in the three months ended September 30, 2023. The decrease in stock-based compensation was primarily due to forfeiture of restricted stock resulting from headcount reductions, and graded vesting of stock-based compensation expense. See further discussion in Note 15, Stock-based Compensation, of the notes to our accompanying financial statements.
Salary and related benefit expense decreased by $1.5 million, or 23%, to $5.0 million in the three months ended September 30, 2024, compared to $6.5 million in the three months ended September 30, 2023. Salary and related benefit expense decreased by $5.8 million, or 25%, to $17.0 million in the nine months ended September 30, 2024, compared to $22.8 million in the nine months ended September 30, 2023. The decreases in salary and related expense were primarily due to changes in headcount driven by reductions in non-essential functions.
Professional fees expense increased by $2.7 million, or 100%, to $5.4 million in the three months ended September 30, 2024, compared to $2.7 million in the three months ended September 30, 2023, due primarily to higher higher legal, consulting and recruiting fees. Professional fees expense increased by $2.3 million, or 16%, to $16.5 million in the nine months ended September 30, 2024, compared to $14.2 million in the nine months ended September 30, 2023, primarily due to higher consulting and recruiting fees, partially offset by lower legal fees.
Information technology expense decreased by $2.9 million, or 22%, to $10.1 million in the nine months ended September 30, 2024, compared to $13.0 million in the nine months ended September 30, 2023. The decrease in information technology expense was primarily due to initiatives to provide cost effective solutions aligned with current needs.
Depreciation Expense
Depreciation expense increased by $2.3 million, or 151%, to $3.8 million in the three months ended September 30, 2024, compared to $1.5 million in the three months ended September 30, 2023. Depreciation expense of $10.5 million in the nine months ended September 30, 2024 was comparable to $10.6 million in the nine months ended September 30, 2023.
Interest Expense
Interest expense decreased by $1.8 million, or 43%, to $2.4 million in the three months ended September 30, 2024, compared to $4.2 million in the three months ended September 30, 2023. Interest expense increased by $2.8 million, or 42%, to $9.6 million in the nine months ended September 30, 2024, compared to $7 million in the nine months ended September 30, 2023. The differences were primarily due to changes in the levels of convertible debt described in Note 10, Convertible Debt, of the notes to our accompanying financial statements.
Gain on Fair Value Change in Contingent Earnout Shares Liability
Gain on fair value change in contingent earnout shares liability was nominal for the three months ended September 30, 2024, compared to $0.3 million for the three months ended September 30, 2023, and nominal for the nine months ended September 30, 2024, compared to $2.8 million for the nine months ended September 30, 2023. The decreases were a result of the periodic remeasurement of the fair value of our contingent earnout shares liability, primarily driven by the declining stock price.
Gain on Fair Value Change in Warrant and Derivative Liability
Gain on fair value change in warrant and derivative liability increased by $44.6 million, or 261%, to $61.8 million in the three months ended September 30, 2024, compared to $17.1 million in the three months ended September 30, 2023. Gain on fair value change in warrant and derivative liability increased by $60.5 million, or 151%, to $100.6 million in the nine months ended September 30, 2024, compared to $40.1 million in the nine months ended September 30, 2023. The changes were primarily due to the fair value change of the corresponding warrant liability related to warrants discussed in Note 16,Warrants, of the notes to our accompanying financial statements.. The number of outstanding warrants increased as a result of the March WC&E Agreement and Series C Preferred Stock Purchase Agreement. The Company recognized a gain related to derivative liabilities in the three months ended and nine months ended September 30, 2024, due to changes in fair value of the derivatives identified within Series B Preferred Stock Purchase Agreement and Series C Preferred Stock Purchase Agreement.

Loss on Fair Value of Derivative Asset
The loss on fair value of derivative asset of $3.8 million in the three and nine months ended September 30, 2023 was primarily due to the fair value change of the derivative assets related to Prepaid Advance Agreement, which was subsequently revalued to zero as the result of the change to the minimum price approved at the October Special Meeting, as discussed in Note 10, Convertible Debt, of the notes to our accompanying financial statements.
Gain (Loss) on Extinguishment of Debt and Other
Loss on extinguishment of debt was $1.8 million for the three months ended September 30, 2024, compared to a loss of $2.6 million for the three months ended September 30, 2023, and a gain of $22.7 million for the nine months ended September 30, 2024, compared to a loss of $30.3 million for the nine months ended September 30, 2023. The changes were due to repayments and extinguishments of the Yorkville PPAs and Convertible Debentures discussed in Note 10, Convertible Debt, of the notes to our accompanying financial statements.
Gain (Loss) on Fair Value Change in Convertible Debt and Other
Gain on fair value change of convertible debt was $4.9 million for the three months ended September 30, 2024, as compared to a loss of $69.6 million for the three months ended September 30, 2023, and a loss of $62.2 million for the nine months ended September 30, 2024, compared to a loss of $69.6 million for the nine months ended September 30, 2023. The changes were primarily due to the Company electing the fair value option for debt instruments issued during the nine months ended September 30, 2024, discussed in Note 10, Convertible Debt, of the notes to our accompanying financial statements.
Other Income (Expense), Net

Other expense, net was nominal for the three months ended September 30, 2024, compared to $0.5 million of other income, net for the three months ended September 30, 2023, and $1.1 million of other income, net for the nine months ended September 30, 2024, compared to $2.3 million of other expense, net for the nine months ended September 30, 2023. Factors affecting Other income (expense), net were related to miscellaneous incentive and other income, all individually immaterial.
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
These non-GAAP financial measures, when presented, are reconciled to the most closely comparable U.S. GAAP measure as disclosed below for the three and nine months ended September 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended September 30,
	2024			2023
	EBITDA	Adjusted EBITDA	Adjusted Net Loss	EBITDA	Adjusted EBITDA	Adjusted Net Loss
Net income (loss)	$3,258	$3,258	$3,258	$(111,974)	$(111,974)	$(111,974)
Interest expense (a)	1,138	1,138	—	4,195	4,195	—
Provision for income taxes	—	—	—	—	—	—
Depreciation	3,752	3,752	—	1,495	1,495	—
Reorganization and related exit costs	—	16,055	16,055	—	—	—
Gain on fair value change in contingent earnout shares liability	—	—	—	—	(279)	(279)
Gain on fair value change in warrant and derivative liability	—	(61,771)	(61,771)	—	(17,126)	(17,126)
Loss on fair value change in derivative asset		—	—	—	3,761	3,761
Gain (Loss) on fair value change in convertible debt and other	—	(4,890)	(4,890)	—	69,615	69,615
Gain (Loss) on extinguishment of debt and other	—	1,812	1,812	—	2,573	2,573
Other income (expense), net	—	1	1	—	466	466
Financing charges incurred upon issuance of PPAs	—	1,260	1,260	—	—	—
Stock-based compensation	—	1,647	1,647	—	6,908	6,908
Adjusted Non-GAAP amount	$8,148	$(37,737)	$(42,627)	$(106,284)	$(40,366)	$(46,056)
(a) Excluding $1,260 in non-recurring financing charges incurred upon issuance of PPAs shown separately above, as applicable, during 2024.

US GAAP net income (loss) per share
Basic	N/A	N/A	$0.03	N/A	N/A	$(4.15)
Diluted	N/A	N/A	$(0.31)	N/A	N/A	$(4.15)

Adjusted Non-GAAP net income (loss) per share (Adjusted EPS):
Basic	N/A	N/A	$(0.54)	N/A	N/A	$(1.71)
Diluted	N/A	N/A	$(0.46)	N/A	N/A	$(1.71)

Weighted-average common shares outstanding:
Basic	N/A	N/A	79,395	N/A	N/A	27,012
Diluted	N/A	N/A	93,004	N/A	N/A	27,012

	Nine Months Ended September 30,
	2024			2023
	EBITDA	Adjusted EBITDA	Adjusted Net Loss	EBITDA	Adjusted EBITDA	Adjusted Net Loss
Net income (loss)	(112,389)	(112,389)	(112,389)	$(273,576)	$(273,576)	$(273,576)
Interest expense (a)	7,402	7,402	—	6,755	6,755	—
Provision for income taxes	—	—	—	—	—	—
Depreciation (b)	10,506	10,506	—	10,632	10,632	—
Reorganization and related exit costs	—	16,055	16,055	—	—	—
Gain on fair value change in contingent earnout shares liability	—	(41)	(41)	—	(2,843)	(2,843)
Gain on fair value change in warrant and derivative liability	—	(100,607)	(100,607)	—	(40,091)	(40,091)
Loss on fair value change in derivative asset	—	—	—	—	3,761	3,761
Gain (Loss) on fair value change in convertible debt and other	—	62,226	62,226	—	69,615	69,615
Gain (Loss) on extinguishment of debt and other	—	(22,650)	(22,650)	—	30,261	30,261
Other income (expense), net	—	(1,141)	(1,141)	—	2,256	2,256
Financing charges incurred upon issuance of PPAs	—	2,170	2,170	—	—	—
Stock-based compensation	—	13,730	13,730	—	23,451	23,451
Adjusted Non-GAAP amount	$(94,481)	$(124,740)	$(142,648)	$(256,189)	$(169,779)	$(187,166)
(a) Excluding $2,170 in non-recurring financing charges incurred upon issuance of PPAs shown separately above, as applicable, during 2024. (b) Includes $$92 recorded in cost of revenue during 2024

US GAAP net loss per share
Basic	N/A	N/A	$(1.73)	N/A	N/A	$(12.20)
Diluted	N/A	N/A	$(1.73)	N/A	N/A	$(12.20)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic	N/A	N/A	$(2.14)	N/A	N/A	$(8.34)
Diluted	N/A	N/A	$(2.14)	N/A	N/A	$(8.34)

Weighted-average common shares outstanding:
Basic	N/A	N/A	66,645	N/A	N/A	22,430
Diluted	N/A	N/A	66,645	N/A	N/A	22,430
Liquidity and Capital Resources
As of September 30, 2024, we had unrestricted cash and cash equivalents in the amount of $1.5 million, which were primarily invested in money market funds that consist of liquid debt securities issued by the U.S. government. In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. Additionally, see discussion related to the operating lease maturity schedule and any new leases entered into in Note 11 of the notes to our accompanying financial statements.

We have incurred and expect to incur, net losses which have resulted in an accumulated deficit of $1.6 billion as of September 30, 2024. Management continues to explore raising additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing to supplement the Company’s capitalization and liquidity. If and as we raise additional funds by incurring loans or by issuing debt securities or preferred stock, these forms of financing have rights, preferences, and privileges senior to those of holders of our Common Stock. The availability and the terms under which we are able to raise additional capital could be disadvantageous, and the terms of debt financing or other non-dilutive financing involve restrictive covenants and dilutive financing instruments, which could place significant restrictions on our operations. Macroeconomic conditions and credit markets are also impacting the availability and cost of potential future debt financing. As we raise capital through the issuance of additional equity, such sales and issuance has and will continue to dilute the ownership interests of the existing holders of Common Stock. There can be no assurances that any additional debt, other non-dilutive and/or equity financing would be available to us on favorable terms or at all. We expect to continue to incur net losses, comprehensive losses, and negative cash flows from operating activities in accordance with our operating plan as we continue to expand our research and development activities to complete the development of our EVs, establish our go-to-market model and scale our operations to meet anticipated demand. We expect that both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we:
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
Cash Flows Summary
Presented below is a summary of our operating, investing and financing cash flows (in thousands):

	Nine Months Ended September 30,
Consolidated Cash Flow Statements Data	2024	2023
Net cash used in operating activities	(109,938)	$(191,435)
Net cash used in investing activities	(9,730)	(45,376)
Net cash provided by financing activities	114,838	208,902
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
Over 80% of our cash outflow from operating activities include payments related to employee salaries and benefits, professional fees, occupancy costs, information technology and research and development.
Cash Flows from Investing Activities
We generally expect to experience negative cash flows from investing activities as we expand our business and continue to build our infrastructure. Cash flows from investing activities primarily relate to capital expenditures to support our growth.

Net cash used in investing activities for the nine months ended September 30, 2024 related to purchases of production tooling, machinery, and equipment to support manufacturing activities.
Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 primarily consisted of proceeds from issuance of convertible debt of $136.0 million and issuance of Series C Preferred Stock of $16.5 million, offset by repayment of convertible debt of $48.2 million.
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
Interest Rate Risk

We are exposed to market risk for changes in interest rates applicable to our cash and cash equivalents. We had cash and cash equivalents totaling $1.5 million as of September 30, 2024. Our cash and cash equivalents were invested primarily in money market funds and are not invested for trading or speculative purposes. However, due to the short-term nature and the low-risk profile of the money market funds, we do not believe a sudden increase or decrease in market interest rates would have a material effect on the fair market value of our portfolio.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Inflationary factors such as increases in material costs (e.g., semiconductor chips) or overhead costs may adversely affect our business, financial condition, and operating costs upon commencing commercial operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Executive Chair and CEO and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. We have established and currently maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on an evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On September 13, 2024, the Company was named as a defendant in a complaint filed in Michigan Circuit Court by Dana Limited, one of the Company’s suppliers. The complaint alleges that the Company breached a development and supply agreement between the parties, including for alleged nonpayment of several cost recovery items in excess of $8.5 million. The Company disagrees with the allegations and claims made in the complaint and filed a counterclaim against Dana Limited on October 4, 2024 alleging, among other things, breach of contract, breaches of the duty of good faith and fair dealing, negligent misrepresentation, fraudulent inducement and tortious interference. The Company intends to vigorously defend the lawsuit.
For a description of any other material pending legal proceedings, please see Note 12, Commitments and Contingencies, of the notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
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

On August 14, 2024, the Company implemented an employee reorganization plan (the “Employee Reorganization Plan”), which Employee Reorganization Plan includes permanently reducing the number of employees at our facility in Torrance, California (the “Torrance Facility”), and have issued a Worker Adjustment and Retraining Notification Act notice under both California state and federal law to all employees at the Torrance Facility. Although we have offered to relocate a majority of employees currently located at the Torrance Facility to the Company’s facilities in either Oklahoma or Texas, any personnel transition that may result could be difficult and inherently cause some loss of institutional knowledge and skills. In addition, we cannot guarantee that we will be able to retain the services of most or any of the personnel being offered relocation, which may disrupt our ability to execute our business strategies that may be adversely affected by the uncertainty associated with these personnel transitions. Further, as noted in Item 1. Note 5, we have recorded a reorganization and related exit costs activity charge of $16.1 million, we may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, our Employee Reorganization Plan. As a result, our business, prospects, financial condition and results of operations could be negatively affected.

Our reorganizational plans and workforce reductions may not adequately reduce our operating costs or improve operating margins, may lead to additional workforce attrition, and may cause operational disruptions, and there can be no assurance that we will realize the anticipated benefits of such activities.

In addition to the Employee Reorganization Plan, on October 31, 2024, we announced a temporary reduction in our workforce in Oklahoma City by furloughing 23% of our factory workers for a period of twelve weeks as part of a broader realignment of its North American operations. These programs may yield unintended consequences, such as the loss of institutional knowledge and expertise, employee attrition beyond our intended reduction in force, a reduction in morale among our remaining employees, greater than anticipated costs incurred in connection with implementation, and the risks that we may not achieve our anticipated benefits to the extent or as quickly as we anticipates, if at all, all of which may materially adversely affect our results of operations or financial condition. Additionally, the workforce reduction we are implementing, though currently planned to be temporary, may negatively impact our ability to attract, integrate, retain and motivate highly qualified employees, make it difficult for us to pursue new opportunities and initiatives, and may harm our reputation with current or prospective employees.

Several of our key vendors, including some single-source suppliers, have sent us notices of nonpayment of amounts owed by us. Disputes with our suppliers or the termination of any of these supply relationships would hinder our ability to manufacture our products, and disputes could lead to material litigation or other actions.

We rely on third-party suppliers for the provision and development of many of the key components and materials used in our EVs, including several components with a single source supplier. If we fail to pay or settle amounts owed to our vendors in due course, our suppliers may terminate their relationships with us or seek legal recourse to recover on amounts believed to be owed. As noted in Item I above, in September 2024, Dana Limited filed a lawsuit against us alleging breaches of our supply agreements with them, including for nonpayment of amounts due, and seeking damages in excess of $8.5 million. While we disagree with the allegations and claims in the complain and have filed a counterclaim against Dana Limited, there can be no assurances as to the outcome of this litigation or any resulting judgments, the amounts of which could be material.

Additionally, we have also received demand letters or similar communications from other suppliers alleging nonpayment of amounts due. While we receive these communications in the ordinary course of business and all such amounts are reflected within our Accounts Payable and Accrued Expenses in our balance sheet, if one or more suppliers were to seek legal action to recover on amounts they believe are past due, we could become involved in additional lawsuits or disputes or be subject to judgments if adjudicated adversely to us, which may be material. Additionally, these disagreements could negatively impact our relationships with such suppliers, some of which are key or single-source suppliers. While we continue to work with our suppliers and vendors to reach agreements or settlements of such amounts, including through the issuance of common stock, any disruption or termination of our supply agreements or legal actions could negatively impact our ability to manufacture our vehicles and our results of operations. Any of the foregoing could significantly impact the Company's ability to sustain its operations and continue as a going concern, which could result in the loss of all of your investment in our stock.

We may offer shares of our common stock in lieu of cash payments to vendors in an effort to preserve cash for our operations. Doing so may result in us issuing a significant amount of shares which could result in dilution to your investment.

In an effort to preserve cash, we have had and will continue to have discussions with vendors and suppliers to offer them shares of our common stock in lieu of cash for services rendered. Depending on market conditions, we may attempt to reach these agreements with as many vendors as is commercially feasible and on reasonable terms. The resulting issuances, if any, over the near term may reflect a significant percentage of our current outstanding stock, up to 19.9%, and investors are likely to experience dilution as a result.

We need to raise additional capital in the near term, and we currently do not have sufficient cash on hand to meet our near term obligations or capital requirements, which could jeopardize our ability to continue business operations or render us insolvent.

We operate in a capital-intensive industry which requires significant cash to fund our operations. Our business plan anticipates capital expenditures to continue to be significant for the foreseeable future as we continue to develop and grow our business. As of September 30, 2024, we had approximately $1.5 million in cash and cash equivalents. As of November 6, 2024 our cash position was $0.7 million.

While we have entered into the Secured WC Facility to provide additional liquidity and are working to reach agreements with our key suppliers, we will need to raise substantial additional capital to fund operations through the end of 2024 to continue operations. If we are unsuccessful in obtaining additional funds on commercially reasonable terms or at all, or are unsuccessful in reaching agreements with existing vendors on disputed amounts, we likely be unable to satisfy our obligations and may become subject to further litigation or insolvency proceedings. Any of the foregoing would likely have a material adverse effect on the Company’s liquidity, financial condition and results of operations, and may render the Company insolvent and unable to sustain its operations and continue as a going concern, which could result in the loss of all of your investment in our stock.

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our securities.

On March 8, 2024, we effected a reverse stock split in order to increase the trading price of our Common Stock and comply with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). Our stock price has recently fallen under $1.00 and, although we have not received a notice of noncompliance from Nasdaq, we are seeking stockholder approval for an additional reverse stock split. If our stockholders do not approve our reverse stock split, or we again fail to satisfy this or any other continued listing requirement, Nasdaq may take steps to delist our securities. Furthermore, under recently proposed Nasdaq rules, which are under SEC review, if the price of our Common Stock fails to satisfy the Bid Price Requirement within one year of the Company's previous reverse stock split effected on March 8, 2024 (or within one year of any other reverse stock split effected before the proposed rules come in effect), then our Common Stock would be subject to delisting by Nasdaq without any opportunity for a cure period. In the event the Company fails to regain compliance, the Company would have the right to a hearing before the Nasdaq Listing Qualifications Panel (the “Panel”). There can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination by the Panel, such appeal would be successful. Such a delisting would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Common Stock to become listed again, stabilize the market price or improve the liquidity of our securities or prevent future non compliance with Nasdaq’s listing requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

During the three months ended September 30, 2024, the Company issued 73,649 shares of Common Stock in the aggregate to certain consultants pursuant to their respective contractual arrangements with the Company. Each issuance of shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. Furthermore, each consultant represented to the Company that it is an "accredited investor" as defined in Rule 501 of the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1
On November 13, 2024, Canoo Inc. executed a Limited Waiver to Pre-Paid Advance Agreements with YA II PN, LTD. (the “Limited Waiver”), waiving all existing events of default as of the date of the agreement, subject to Canoo Inc.'s compliance with all of its obligations under the financing documents executed between the parties. The event of default related to the company’s stock price being below the Floor Price for five of the preceding seven trading days July 2024 without monthly repayments of amounts outstanding under the Pre-Paid Advance Agreements. The waiver is subject to Canoo Inc.'s obligation to evenly split 50%/50% any gross proceeds receivable from sales of Common Stock pursuant to the ATM offering during the Applicable ATM Time Period (as defined in the Omnibus Consent to Pre-Paid Advance Agreements, discussed in Note 19). The terms and conditions of the Financing Documents remain unmodified and in full force and effect, except as specifically provided in the Limited Waiver.
During the quarter ended September 30, 2024, no director or officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

4.1	Form of Warrant (incorporated by reference to Exhibit A to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 11, 2024)
4.2	Form of Warrant (incorporated by reference to Exhibit B of Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 22, 2024)
4.3	Warrant Agreement, dated October 11, 2024 (incorporated by reference to Exhibit B of Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on October 15, 2024)
10.1
Prepaid Advance Agreement, dated July 19, 2024, by and between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 22, 2024)

10.2
Executive Chairman Agreement, dated August 12, 2024, by and between the Company and Anthony Aquila (incorporated by reference form Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2024)

10.3
Equity Distribution Agreement, dated September 13, 2024, by and between Canoo Inc. and Northland Securities, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 13, 2024).

10.4
Omnibus Consent to Pre-Paid Advance Agreements, dated September 13, 2024, by and between Canoo Inc. and YA II PN, Ltd. (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 13, 2024)

10.5
Supplemental Agreement, dated October 11, 2024, by and between Canoo Inc. and YA II PN, Ltd. (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 15, 2024)

10.6
Omnibus Consent to Pre-Paid Advance Agreements, dated October 11, 2024, by and between Canoo Inc. and YA II PN, Ltd. ((incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 15, 2024)

10.7*	Limited Waiver To Pre-Paid Advance Agreements, dated as of November 13, 2024, by and between the Company and YA II PN, Ltd.
10.8
Unsecured Grid Promissory Note, issued to AFV Management Advisors, LLC, dated October 18, 2024 (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 24, 2024)

10.9*	Revolving Credit Agreement, dated as of November 5, 2024, by and between the Company and AFV Management Advisors, LLC

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
Date: November 14, 2024

CANOO INC.

By:	/s/ Tony Aquila
Name:	Tony Aquila
Title:	Chief Executive Officer and Executive Chair of the Board
(Principal Executive Officer)

By:	/s/ Kunal Bhalla
Name:	Kunal Bhalla
Title:	Chief Financial Officer
(Principal Financial Officer)